Form 10-Q
period 2009-03-31
NEULION, INC.
filed 2009-07-21
CIK 1387713

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number:  000-53620

NEULION, INC.

(Exact Name of Registrant as Specified in its Charter)

Canada	None
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1600 Old Country Road, Plainview, New York	11803
(Address of principal executive offices)	(Zip code)

(516) 622-8300

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of July 15, 2009, there were 114,197,789 shares of the registrant’s common shares, no par value, outstanding.

NEULION, INC.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements.

NEULION, INC.

CONSOLIDATED BALANCE SHEETS

[Expressed in U.S. dollars, unless otherwise noted]

	March 31,	December 31,
	2009	2008
	[unaudited]	[audited]
	$	$

ASSETS
Current
Cash and cash equivalents	21,567,868	27,323,021
Accounts receivable, net of allowance for doubtful accounts of $266,758 and $290,538, respectively	1,851,373	2,284,242
Taxes receivable	975,747	983,253
Other receivables	404,426	227,711
Inventory	383,220	347,600
Prepaid expenses and deposits	1,301,616	1,830,260
Due from related parties [note 5]	625,679	324,059
Total current assets	27,109,929	33,320,146
Property, plant and equipment, net	6,162,710	6,474,989
Intangible assets, net	5,429,334	5,749,332
Goodwill	6,846,183	6,846,183
Other assets	1,778,891	1,347,032
Total assets	47,327,047	53,737,682

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current
Accounts payable	3,239,331	4,465,388
Accrued liabilities	7,502,050	7,595,116
Derivative liability [notes 2 and 11]	1,064,800	—
Due to related parties [note 5]	300,407	56,826
Deferred revenue	2,975,963	3,091,993
Total current liabilities	15,082,551	15,209,323
Long-term deferred revenue	617,156	638,510
Other long-term liabilities	773,632	876,271
Total liabilities	16,473,339	16,724,104

Contingencies [note 7]

Shareholders’ equity
Share capital	6,774,155	6,762,097
Common shares (par value: none; authorized: unlimited; issued and outstanding: 110,100,289 and 110,084,044, respectively)
Additional paid-in capital [note 2]	54,246,158	56,500,258
Promissory notes receivable	(209,250)	(209,250)
Accumulated deficit [note 2]	(29,957,355)	(26,039,527)
Total shareholders’ equity	30,853,708	37,013,578
Total liabilities and shareholders’ equity	47,327,047	53,737,682

See accompanying notes

NEULION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

[unaudited]

[Expressed in U.S. dollars, unless otherwise noted]

	Three months ended March 31,
	2009	2008
	$	$

Revenue
Services revenue	6,034,330	874,577
Equipment revenue	539,696	1,075,043
Total Revenue	6,574,026	1,949,620

Costs and Expenses
Cost of services revenue, exclusive of depreciation and amortization shown separately below	3,383,879	284,101
Cost of equipment revenue	460,604	861,280
Selling, general and administrative, including stock-based compensation [note 8]	7,173,340	1,638,455
Depreciation and amortization	1,014,681	195,063
	12,032,504	2,978,899

Operating loss	(5,458,478)	(1,029,279)

Other income (expense)
Unrealized loss on derivative [notes 2 and 11]	(476,850)	—
Gain on foreign exchange	44,226	—
Investment income	97,224	815
Equity in loss of affiliate [note 5]	—	(457,682)
	(335,400)	(456,867)
Net and comprehensive loss for the period	(5,793,878)	(1,486,146)

Net loss per weighted average number of shares outstanding - basic and diluted [note 6]	$(0.05)	$(0.03)

Weighted average number of shares outstanding - basic and diluted [note 6]	110,089,579	42,680,587

See accompanying notes

NEULION, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

[unaudited]

[Expressed in U.S. dollars, unless otherwise noted]

	Common shares		Additional paid-in capital	Promissory Notes	Accumulated deficit	Total shareholders’ equity
	#	$	$	$	$	$

Balance, December 31, 2008	110,084,044	6,762,097	56,500,258	(209,250)	(26,039,527)	37,013,578
Cumulative effect of change in accounting principle [notes 2 and 11]	—	—	(2,464,000)	—	1,876,050	(587,950)
Issuance of common shares for RSUs	16,245	5,846	—	—	—	5,846
Release of common shares from escrow for services	—	6,212	—	—	—	6,212
Stock-based compensation	—	—	209,900	—	—	209,900
Net loss	—	—	—	—	(5,793,878)	(5,793,878)
Balance, March 31, 2009	110,100,289	6,774,155	54,246,158	(209,250)	(29,957,355)	30,853,708

See accompanying notes

NEULION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

[unaudited]

[Expressed in U.S. dollars, unless otherwise noted]

	Three months ended March 31,
	2009	2008
	$	$

OPERATING ACTIVITIES
Net loss	(5,793,878)	(1,486,146)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation and amortization	1,014,681	195,063
Equity in loss of affiliate	—	457,682
Stock-based compensation	253,743	—
Unrealized loss on derivative [notes 2 and 11]	476,850	—

Changes in operating assets and liabilities
Accounts receivable	432,869	1,130,941
Inventory	(35,620)	(655,300)
Prepaid expenses, deposits and other assets	96,785	132,481
Other receivables	(176,715)	—
Taxes receivable	7,506	—
Due from related parties	(301,620)	145,523
Accounts payable	(1,226,057)	398,354
Accrued liabilities	(124,851)	443,408
Deferred revenue	(137,384)	207
Long-term liabilities	(102,639)	—
Due to related parties	243,581	(376,806)
Cash (used in) provided by operating activities	(5,372,749)	385,407

INVESTING ACTIVITIES
Purchase of property, plant and equipment	(382,404)	(999,042)
Cash used in investing activities	(382,404)	(999,042)

FINANCING ACTIVITIES
Capital contributions	—	600,000
Cash provided by financing activities	—	600,000
Net decrease in cash and cash equivalents during the period	(5,755,153)	(13,635)
Cash and cash equivalents, beginning of period	27,323,021	608,464
Cash and cash equivalents, end of period	21,567,868	594,829

See accompanying notes

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[Expressed in U.S. dollars, unless otherwise noted]

Information as at March 31, 2009 and for the three months ended

March 31, 2009 and 2008 is unaudited

On June 10, 2009, NeuLion, Inc. changed its name to NeuLion USA, Inc. (“NeuLion USA”).  On July 13, 2009, JumpTV Inc. changed its name to NeuLion, Inc. (“NeuLion” or the “Company”).  In conjunction with the name change, the stock symbol was changed from “JTV” to “NLN.”  This Quarterly Report on Form 10-Q reflects the name changes described above as they are effective as of the date of filing this report.

On October 20, 2008, NeuLion USA, a Delaware corporation, completed a merger with a subsidiary of NeuLion, a Canadian corporation (the “Merger”), that was accounted for as a reverse takeover.  As a result of the Merger, NeuLion USA became the legal subsidiary of NeuLion, and NeuLion was required to register its common shares in the United States under the Securities Exchange Act of 1934, as amended.  On June 8, 2009, its Registration Statement on Form 10 became effective.

1.  Nature of Operations

The interim unaudited consolidated financial statements for the three months ended March 31, 2009 and 2008, and as at March 31, 2009 and December 31, 2008 are issued under the name of the legal acquirer in the Merger (NeuLion) but are deemed to be a continuation of the accounting acquirer (NeuLion USA).  These financial statements reflect the assets, liabilities and results of operations of NeuLion USA, the accounting acquirer, and only include the assets, liabilities and results of operations of NeuLion, the legal acquirer, subsequent to the reverse takeover on October 20, 2008 (the “Acquired Business”).

The Company’s primary business is working with content partners to develop end-to-end solutions for multimedia IPTV services.

2.  Basis of Presentation and Significant Accounting Policies

The Company’s accounting polices are consistent with those presented in our annual consolidated financial statements as at December 31, 2008, except for EITF No. 07-5 described below.  These interim unaudited consolidated financial statements do not include all note disclosures required by generally accepted accounting principles (“GAAP”) in the U.S. for annual financial statements and therefore should be read in conjunction with the audited consolidated financial statements, including the notes thereto, in the 2008 annual financial statements.

The preparation of these financial statements is in conformity with U.S. GAAP, which requires management to make certain estimates that affect the reported amounts in the interim unaudited consolidated financial statements, and the disclosures made in the accompanying notes.  Despite the Company’s intention to establish accurate estimates and use reasonable assumptions, actual results may differ from these estimates.

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[Expressed in U.S. dollars, unless otherwise noted]

Information as at March 31, 2009 and for the three months ended

March 31, 2009 and 2008 is unaudited

Note 12 reconciles the Company’s interim unaudited consolidated financial statements from U.S. GAAP to Canadian GAAP.  All significant intercompany transactions and accounts have been eliminated on consolidation.

In the opinion of management, these interim unaudited consolidated financial statements contain all of the adjustments of a normal and recurring nature necessary to present fairly the Company’s financial position as at March 31, 2009 and December 31, 2008 and the results of operations and cash flows for the three-month periods ended March 31, 2009 and 2008.

Recently issued accounting standards

In December 2007, the FASB issued FAS No. 141(R), “Business Combinations” (“FAS 141(R)”), which replaces FAS No. 141 “Business Combinations” (“FAS 141”).  FAS 141(R) requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed and requires the acquirer to disclose certain information related to the nature and financial effect of the business combination.  FAS 141(R) also establishes principles and requirements for how an acquirer recognizes any noncontrolling interest in the acquiree and the goodwill acquired in a business combination.  FAS 141(R) was effective on a prospective basis for business combinations for which the acquisition date is on or after January 1, 2009.  For any business combination that takes place subsequent to January 1, 2009, FAS 141(R) may have a material impact on our financial statements.

Effective January 1, 2009, the Company adopted Emerging Issues Task Force (“EITF”) No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock”.  One of the conclusions reached under EITF 07-05 was that an equity-linked financial instrument would not be considered indexed to the entity’s own stock if the strike price is denominated in a currency other than the issuer’s functional currency. The conclusion reached under EITF 07-05 clarified the accounting treatment for these and certain other financial instruments as it related to FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”).  EITF 07-5 specifies that a contract that would otherwise meet the definition of a derivative under SFAS 133, would not be treated as a derivative if it met the following conditions: (a) indexed to its own stock and (b) classified in stockholders’ equity in its statement of financial position.

As a result, the Company’s outstanding Warrants denominated in Canadian dollars detailed below are not considered to be indexed to its own stock because the exercise price is denominated in Canadian dollars and our functional currency is United States dollars and therefore have been treated as derivative financial instruments and recorded at their fair value as

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[Expressed in U.S. dollars, unless otherwise noted]

Information as at March 31, 2009 and for the three months ended

March 31, 2009 and 2008 is unaudited

a liability.  All other outstanding convertible instruments meet this definition and are included in shareholders’ equity.

•                  5,500,000 Series A Warrants exercisable at Cdn$1.25 and expire on October 20, 2010.

•                  5,500,000 Series B Warrants exercisable at Cdn$1.50 and expire on October 20, 2010.

The Warrants have been recorded at their relative fair values at issuance and will continue to be recorded at fair value at each subsequent balance sheet date. Any change in value between reporting periods will be recorded as other income (expense).  The Warrants will continue to be reported as a liability until such time as they are exercised or expire. The fair value of the Warrants is estimated using the Black-Scholes-Merton option-pricing model. On January 1, 2009, the grant date fair value of the Warrants of $2,464,000 was reallocated from additional paid in capital and a derivative liability was recorded in the amount of $587,950 being the fair value of the warrants on January 1, 2009 with the an adjustment to opening accumulated deficit of $1,876,050.  As of March 31, 2009, the fair value of the Warrants was determined to be $1,064,800; accordingly, the Company recorded $476,850 in other expense for the three months ended March 31, 2009 related to the change in the fair value of the Warrants.

In accordance with FASB Statement No. 154, “Accounting Changes and Error Corrections” (“FASB No. 154”), the Company has recorded the cumulative effect of the change in accounting principle on January 1, 2009 of $1,876,050 to the opening balance of accumulated deficit as detailed above.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133,” or SFAS No. 161, which required enhanced disclosures about an entity’s derivative and hedging activities and was intended to improve the transparency of financial reporting.  SFAS No. 161 applies to all derivative instruments, including bifurcated derivative instruments and related hedging items accounted for under SFAS No. 133 and its related interpretations.  SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of: (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  The provisions of this standard do not require disclosures for earlier periods presented for comparative purposes at initial adoption.  SFAS No. 161 was effective for fiscal years and interim periods beginning after November 15, 2008.  The Company adopted this new standard effective January 1, 2009.  The required disclosures are included in Note 11 to the consolidated financial statements.

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[Expressed in U.S. dollars, unless otherwise noted]

Information as at March 31, 2009 and for the three months ended

March 31, 2009 and 2008 is unaudited

Advertising

Advertising costs are expensed as incurred and totaled $180,344 and $41,502 for the three months ended March 31, 2009 and 2008, respectively.

Comparative Information

The Company has reclassified certain prior period information to conform with the current period’s presentation.

3.  Business Combination

On October 20, 2008, the Company completed the Merger.  Under the terms of the Merger, NeuLion issued 49,577,427 common shares and 1,840,097 contingent shares, which represented approximately the entire issued and outstanding shares of NeuLion prior to closing, to the securityholders of NeuLion USA, in exchange for their NeuLion USA securities.  The common shares of the Company are referred to herein as “Shares,” or individually as a “Share.”

Pro forma

The results of operations for NeuLion and NeuLion USA have been included in the Company’s consolidated statements of operations since the completion of the Merger on October 20, 2008.  The following unaudited pro forma financial information presents the combined results of the Company and the Merger as if the Merger had occurred at the beginning of 2008:

	March 31,	March 31,
	2009	2008
	$	$
	[unaudited	[unaudited
	actual]	pro forma]

Total revenue	6,574,026	5,556,179
Cost of services revenue, exclusive of depreciation and amortization shown separately below	(3,383,879)	(3,967,719)
Cost of equipment revenue	(460,604)	(861,280)
Total sales, general and administrative, including stock based compensation [i]	(7,173,340)	(11,293,989)
Impairment of goodwill [ii]	—	(47,882,317)
Impairment of long-lived assets [iii]	—	(173,786)
Depreciation and amortization [iv]	(1,014,681)	(856,722)
Operating loss	(5,458,478)	(59,479,634)
Net loss	(5,793,878)	(59,602,491)
Net loss per weighted average number of shares outstanding — basic and diluted	(0.05)	(1.40)

[i] In accordance with FASB 123R, these amounts represent stock-based compensation for the Company’s stock options, restricted share units, stock appreciation rights, warrants and retention warrants.

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[Expressed in U.S. dollars, unless otherwise noted]

Information as at March 31, 2009 and for the three months ended

March 31, 2009 and 2008 is unaudited

[ii] As at March 31, 2008, the Acquired Business’ market capitalization decreased below its carrying value.  Management considered this to be an indicator of impairment and, accordingly, as at March 31, 2008, performed a goodwill impairment test and recorded a non-cash goodwill impairment charge of $47,882,317.

[iii] The Company determined that the business climate had changed such that the carrying value of the Company’s long-lived assets may not be fully recoverable.  Accordingly, the Company recorded a non-cash impairment charge of $173,786.

[iv] In determining the pro forma amounts above, the Company made adjustments to depreciation and amortization as a result of the revised fair values of tangible and intangible assets performed as a result of the acquisition.

4.  Economic Dependence and Concentration of Credit Risk

For the three months ended March 31, 2009, one customer accounted for 12% of revenue.  For the three months ended March 31, 2008, three customers accounted for 81% of revenue as follows:  47%, 18% and 16%.

As at March 31, 2009, one customer accounted for 41% of the accounts receivable.  As at December 31, 2008, one customer accounted for 25% of the accounts receivable.

The Company is economically dependent upon TransVideo International, Ltd. (“TransVideo”), a related party (Note 5), to provide set top boxes (“STBs”) used by the Company’s customers.

5.  Related Party Transactions

The Company has entered into certain transactions and agreements in the normal course of operations with related parties.  Significant related party transactions are as follows:

TransVideo

STB purchases amounted to $395,280 and $633,000 and transcoder licensing fees amounted to $28,000 and $15,000 for the three months ended March 31, 2009 and 2008, respectively.  Included in cost of sales is the amount incurred from TransVideo of $369,160 and $677,700 for the three months ended March 31, 2009 and 2008, respectively.

Patstar, Inc. (“Patstar”)

Rent expense paid by Patstar of $891 is included as a recovery in selling, general and administrative expense for the three months ended March 31, 2009.

KyLinTV, Inc. (“KyLinTV”)

KyLinTV is an IPTV service provider that is controlled by Chairman of the Board of Directors of the Company.  The Company also provides KyLinTV with administrative and

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[Expressed in U.S. dollars, unless otherwise noted]

Information as at March 31, 2009 and for the three months ended

March 31, 2009 and 2008 is unaudited

general corporate support.  On June 1, 2008, the Company entered into an agreement with KyLinTV to build and deliver the setup and back office operation of an IPTV service.

The Company recognized revenue from related parties for each of the periods ended March 31 as follows:

	March 31,	March 31,
	2009	2008
	$	$

New York Islanders Hockey Club L.P. (“New York Islanders”)	60,000	60,000
Renaissance Property Associates, LLC (“Renaissance”)	30,000	30,000
The Smile Train Inc. (“Smile Train”)	—	39,000
Hawaii IPTV, LLC (“Hawaii”)	16,471	9,393
KyLinTV	401,485	—
	507,956	138,393

The Company also provides KyLinTV with administrative and general corporate support.  For each of the periods presented, the amounts paid for these services provided by the Company for the three months ended March 31, 2009 and 2008 were $150,615 and $386,148, respectively.  Additionally, during the three months ended March 31, 2009, the Company purchased STBs from KyLinTV in the amount of $54,090.

As at March 31, 2009 and December 31, 2008, the amounts due from (to) related parties are as follows:

	March 31,	December 31,
	2009	2008
	$	$

New York Islanders	61,921	29,189
Renaissance	71	(1,146)
Smile Train	27,000	27,000
Hawaii	1,070	17,527
TransVideo	(300,407)	(55,680)
KyLinTV	534,726	250,343
Patstar	891	—
	325,272	267,233

Investment in affiliate — KyLinTV

The Company records its investment in KyLinTV using the equity method.

From January 1, 2008 through March 31, 2009, the Company’s equity interest in the affiliate was 17.1%.  As previously discussed, the Company also provides KyLinTV with administrative and general corporate support.  Management has determined that as a result of the 17.1% equity interest combined with the services that NeuLion USA provides KyLinTV, the Company continues to have significant influence on the operating activities of KyLinTV,

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[Expressed in U.S. dollars, unless otherwise noted]

Information as at March 31, 2009 and for the three months ended

March 31, 2009 and 2008 is unaudited

therefore the Company continues to account for KyLinTV using the equity method of accounting for investment.

The Company’s proportionate share of the equity loss from KyLinTV has been accounted for as a charge on the Company’s consolidated statements of operations and comprehensive loss.  Due to KyLinTV’s accumulated losses, the investment has been reduced to zero as at December 31, 2008.  No further charges will be recorded as the Company has no obligation to fund the losses of KyLinTV.

The results of operations and financial position of the Company’s equity basis investment in KyLinTV are summarized below for the three months ended March 31:

	March 31,	March 31,
	2009	2008
	$	$

Condensed income statement information:
Net sales	1,955,083	1,272,710
Net loss	(1,480,781)	(1,910,781)

	March 31,	December 31,
	2009	2008
	$	$

Condensed balance sheet information:
Current assets	1,261,557	927,427
Non-current assets	2,042,614	2,411,319
Total assets	3,304,171	3,338,746
Current liabilities	11,510,116	10,063,909
Non-current liabilities	—	—
Equity (deficiency)	(18,205,945)	(6,725,163)
Total liabilities and equity	3,304,171	3,338,746

6.  Loss per Share

Basic loss per share is computed by dividing net loss for the period by the weighted average number of Shares outstanding for the period.  Diluted loss per share is computed by dividing net loss for the period by the weighted average number of Shares outstanding and, if dilutive, potential Shares using the treasury stock method.

For the three months ended March 31, 2009 and 2008, the Company had potential Shares which, due to the losses incurred, were considered anti-dilutive equity instruments.  Accordingly, the effect of stock options for each of the periods has not been reflected in computing diluted loss per share for the three months ended March 31, 2009 and 2008.

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[Expressed in U.S. dollars, unless otherwise noted]

Information as at March 31, 2009 and for the three months ended

March 31, 2009 and 2008 is unaudited

The following table summarizes the potential Shares that were outstanding as at March 31, 2009 and 2008 but were not included in the computation of diluted loss per share as their effect would have been anti-dilutive.

	March 31,	March 31,
	2009	2008
	#	#

Stock options	8,952,995	5,559,044
Restricted share plan units	42,977	—
Stock appreciation rights	1,843,741	—
Warrants	16,197,500	—
Retention warrants	1,088,531	—
Contingent performance consideration	3,680,194	—

7.  Contingencies

During the ordinary course of business activities, the Company may be contingently liable for litigation and a party to claims.  Management believes that adequate provisions have been made in the accounts where required.  Although the extent of potential costs and losses, if any is uncertain, management believes that the ultimate resolution of such contingencies will not have an adverse effect on the consolidated financial position or results of operations of the Company.

8.  Stock Option and Stock-Based Compensation Plans

The following table shows the breakdown total stock-based compensation expense included in the interim consolidated statement of operations:

	March 31,	March 31,
	2009	2008
	$	$

Stock options and warrants	194,702	—
Restricted share plan units	5,846	—
Stock appreciation rights	31,785	—
Retention warrants	15,198	—
Escrowed shares	6,212	—
	253,743	—

On March 31, 2009, the Company granted 100,000 stock options to an employee of the Company with an exercise price of $0.35 that vested immediately and expire on June 29, 2009.

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[Expressed in U.S. dollars, unless otherwise noted]

Information as at March 31, 2009 and for the three months ended

March 31, 2009 and 2008 is unaudited

9.  Segmented Information

The Company operates as one reportable segment — to provide full end-to-end enterprise-level IPTV and other professional services.  Substantially all of the Company’s revenues and long-lived assets are in the United States.

10.  Income Taxes

On January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which clarifies the accounting for uncertainty recognized in income taxes recognized in a company’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.  The adoption of FIN 48 did not impact our consolidated financial conditions, results of operations or cash flows.  There were no accrued interest and penalties associated with uncertain tax positions as of March 31, 2009.

As of December 31, 2008, the Company had unrecognized tax benefits of $28.0 million.  There has been no significant change in unrecognized tax benefits through March 31, 2009.  Due to the existence of valuation allowances, future changes in our unrecognized tax benefits will not impact our effective tax rate.  The Company does not expect their unrecognized tax benefits to change significantly over the next twelve months.

11.  Derivative Instruments

The Company’s only derivative instruments are 11,000,000 Warrants which are denominated in a currency other than the Company’s functional currency are as follows:

•                  5,500,000 Series A Warrants exercisable at Cdn$1.25 and expire on October 20, 2010.

•                  5,500,000 Series B Warrants exercisable at Cdn$1.50 and expire on October 20, 2010.

The Warrants have been recorded at their relative fair values at issuance and will continue to be recorded at fair value at each subsequent balance sheet date. Any change in value between reporting periods will be recorded as other income (expense).  The Warrants will continue to be reported as a liability until such time as they are exercised or expire. The fair value of the Warrants is estimated using the Black-Scholes-Merton option-pricing model.

As of January 1, 2009, the grant date fair value of the Warrants in the amount of $2,464,000 was reallocated from additional paid in capital and a derivative liability was recorded in the amount of $587,950 being the fair value of the warrants on January 1, 2009 offset by an adjustment to accumulated deficit of $1,876,050.

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[Expressed in U.S. dollars, unless otherwise noted]

Information as at March 31, 2009 and for the three months ended

March 31, 2009 and 2008 is unaudited

As of March 31, 2009, the fair value of the Warrants was determined to be $1,064,800; accordingly, the Company recorded $476,850 in other expense for the three months ended March 31, 2009 related to the change in the fair value of the Warrants.  There is no cash flow impact for these derivates until the Warrants are exercised.  If the Warrants are exercised, the Company will receive the proceeds from the exercise at the current exchange rate at the time of exercise.

12.  Reconciliation of U.S. GAAP to Canadian GAAP

The consolidated financial statements of the Company are prepared in U.S. dollars in accordance with United States GAAP. The following adjustments and disclosures would be required in order to present these consolidated financial statements in accordance with Canadian GAAP:

Income Statement Items using Canadian GAAP

	March 31,	March 31,
	2009	2008
	$	$

NET LOSS USING UNITED STATES GAAP	(5,793,878)	(1,486,146)
Add:
Adjustment for stock based compensation on SARS[i]	31,785	—
Adjustment for unrealized loss on derivative [ii]	476,850	—
NET LOSS USING CANADIAN GAAP	(5,285,243)	(1,486,146)

NET AND COMPREHENSIVE LOSS PER SHARE USING CANADIAN GAAP - basic and diluted	$(0.05)	$(0.03)

Balance Sheet Items using Canadian GAAP

	March 31, 2009		December 31, 2008
	U.S.	Canadian	U.S.	Canadian
	GAAP	GAAP	GAAP	GAAP
	$	$	$	$

Accrued liabilities [i]	7,502,050	7,453,666	7,595,116	7,579,517
Derivative liability [ii]	1,064,800	—	—	—
Total current liabilities [i] and [ii]	15,082,551	13,969,367	15,209,323	15,192,724
Total liabilities [i] and [ii]	16,473,339	15,360,155	16,724,104	16,707,505
Accumulated deficit [i] and [ii]	(29,957,355)	(29,432,121)	(26,039,527)	(26,022,928)
Total shareholders’ equity [i] and [ii]	30,853,708	31,378,942	37,013,578	37,030,177

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[Expressed in U.S. dollars, unless otherwise noted]

Information as at March 31, 2009 and for the three months ended

March 31, 2009 and 2008 is unaudited

Cash Flows Items using Canadian GAAP

	March 31, 2009		March 31, 2008
	U.S.	Canadian	U.S.	Canadian
	GAAP	GAAP	GAAP	GAAP
	$	$	$	$

Net loss [i] and [ii]	(5,793,878)	(5,285,243)	(1,486,146)	(1,486,146)
Stock-based compensation [i]	253,743	221,958	—	—
Unrealized loss on derivative [ii]	476,850	—	—	—

Areas of material difference between Canadian GAAP and U.S. GAAP and their impact on the consolidated financial statements are as follows:

[i]   Stock Appreciation Rights (“SARS”)

On January 1, 2007, the Company adopted, on a modified prospective basis, Canadian Institute of Chartered Accountants (“CICA”) Handbook Section 3870, Stock-Based Compensation and Other Stock Based Payments, for new awards granted on or after this date under the Company’s stock appreciation rights plan.

Under U.S. GAAP, the Company recognizes a liability and compensation expense for the fair value of the SARS on each reporting date.

Under Canadian GAAP, the Company recognizes a liability and compensation expense for the “in the money” value of the SARS on each reporting date.

[ii]   Derivative Liability

CICA Handbook Section 3861, Financial Instruments — Disclosure and Presentation, establishes standards for presentation of financial instruments and non-financial derivatives, and identifies the information that should be disclosed about them.  The revisions change the accounting for certain financial instruments that have liability and equity characteristics.

Under U.S. GAAP, the Company recognizes a derivative liability on the consolidated balance sheets for the fair value of all convertible instruments with an exercise price denominated in a currency other than the Company’s functional currency.  The Company fair values this liability on each reporting date with the corresponding entry to unrealized gain (loss) on derivative on the consolidated statement of operations.

Under Canadian GAAP, the Company fair values these convertible instruments on the grant date and includes them within additional paid in capital on the consolidated balance sheets.  The Company does not recognize any changes in fair value.

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[Expressed in U.S. dollars, unless otherwise noted]

Information as at March 31, 2009 and for the three months ended

March 31, 2009 and 2008 is unaudited

[iii]	In addition, recent Canadian GAAP accounting pronouncements that may impact the Company’s financial position and results of operations and disclosure requirements are as follows:

CICA Handbook Section 1535 — Capital Disclosures

The Company manages the following accounts in regards to capital management:

	March 31,	December 31,
	2009	2008
	$	$

Shareholders’ equity
Share capital	6,774,155	6,762,097
Additional paid in capital	54,246,158	56,500,258
Promissory note receivable	(209,250)	(209,250)
Accumulated deficit	(29,957,355)	(26,039,527)
	30,853,708	37,013,578

(the figures in the table above are in accordance with U.S. GAAP)

The Company’s outstanding share capital is comprised of Shares. At March 31, 2009, an unlimited number of Shares were authorized and 110,100,289 (December 2008 - 110,084,044) Shares were issued and outstanding. Approximately 60% of the Shares are held by insiders, and the remaining Shares are widely held. Further information on the Company’s outstanding share capital is provided in Note 8 of these consolidated financial statements.

At March 31, 2009, a total of 8,952,995 stock options were outstanding, 42,977 restricted share units, 16,197,500 warrants, 1,088,531 retention warrants and 1,843,741 SARS, which convertible securities cumulatively represented 27% of the Company’s issued and outstanding share capital. Pursuant to guidelines set by the Company’s respective equity plans, stock option grants are limited to the greater of 12.5% of the issued and outstanding Shares outstanding and 4,000,000, restricted share unit grants have been fully granted, retention warrants are limited to 2,500,000 and SARS grants are limited to the greater of 5% of the issued and outstanding Shares and 4,150,000.  The Company is in compliance with these guidelines.

The Company’s objective in managing capital is to ensure a sufficient liquidity position to finance its revenue growth, general and administrative expenses, working capital and capital expenditures.

In order to maintain or adjust its capital structure, the Company may issue new Shares and/or purchase Shares for cancellation pursuant to normal course issuer bids.

To finance its activities, the Company has relied on revenue growth and capital contributions.

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[Expressed in U.S. dollars, unless otherwise noted]

Information as at March 31, 2009 and for the three months ended

March 31, 2009 and 2008 is unaudited

The Company’s policy is to maintain a minimal level of debt.  At this time the Company has not utilized debt facilities as part of its capital management program nor has it paid dividends to its shareholders.

The capital management objectives for the period ended March 31, 2009 remained the same as those of the previous fiscal period.

The Company is not subject to any externally imposed capital requirements.

CICA Handbook Sections 3862 and 3863 — Financial Instruments — Disclosures and Presentation

The Company’s financial instruments are comprised of cash and cash equivalents, short-term investments, accounts receivable, interest receivable, other receivables, accounts payable, other accrued liabilities, amounts due to/from related party, notes payable and obligations under capital lease.

The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties.

The fair value of assets and liabilities were as follows:

	March 31,	December 31,
	2009	2008
	$	$

Financial Assets
Held-for-Trading
Cash and cash equivalents	21,567,868	27,323,021
Loans and Receivables
Accounts receivable	1,851,373	2,284,242
Other receivables	404,426	227,711
Due from related parties	625,679	324,059
Financial Liabilities
Other Financial Liabilities
Accounts payable	3,239,331	4,465,388
Accrued liabilities	7,502,050	7,595,116
Due to related parties	300,407	56,826

All fair values denoted above approximate their carrying values due to their short term nature and/or variable interest rates.

Risk management is primarily the responsibility of the Company’s corporate finance function.  Significant risks are regularly monitored and actions are taken, when appropriate, according to the Company’s approved policies, established for that purpose.  In addition, as required, these risks are reviewed with the Company’s Board of Directors.

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[Expressed in U.S. dollars, unless otherwise noted]

Information as at March 31, 2009 and for the three months ended

March 31, 2009 and 2008 is unaudited

Foreign Exchange Risk

The Company is exposed to foreign exchange risk as a result of transactions in currencies other than its functional currency of the United States dollar.  The majority of the Company’s revenues are transacted in U.S. dollars, whereas the majority of expenses are transacted in U.S. or Canadian dollars.  The Company does not use derivative instruments to hedge against foreign exchange risk.

Interest Rate Risk

The Company is exposed to interest rate risk on its invested cash and cash equivalents and its short-term investments.  The interest rates on these instruments are based on the banks’ applicable prime rate and therefore are subject to change with the market.  The Company does not use derivative financial instruments to reduce its interest rate risk.

Credit Risk

The Company sells its services to a variety of customers under various payment terms and therefore is exposed to credit risk.  The Company has adopted policies and procedures designed to limit this risk.  The maximum exposure to credit risk at the reporting date is the carrying value of receivables.  The Company establishes an allowance for doubtful accounts that represents its estimate of incurred losses in respect of accounts receivable.  The Company believes that the concentration of credit risk is limited due to the Company’s primary source of revenues to date being subscription revenues, for which monies are received in advance principally through credit cards.

There is no significant credit risk related to the Company’s cash and cash equivalents and short-term investments. Credit risk is managed through conducting financial and other assessments of these investments on an ongoing basis.

The following table sets out details of the age of accounts receivable that are outstanding and related allowance for doubtful accounts:

	March 31,	December 31,
	2009	2008
	$	$

Current	1,181,875	1,697,271
31-60 days	402,425	287,070
61-90 days	132,648	105,525
Over 90 days	401,183	484,914
Less: Allowance for doubtful accounts	(266,758)	(290,538)
Total accounts receivable, net	1,851,373	2,284,242

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[Expressed in U.S. dollars, unless otherwise noted]

Information as at March 31, 2009 and for the three months ended

March 31, 2009 and 2008 is unaudited

The carrying amount of accounts receivable is reduced through the use of an allowance account and the amount of the loss is recognized in the consolidated statements of operations and comprehensive loss.  When a receivable balance is considered uncollectible, it is written off against the allowance for accounts receivable. Subsequent recoveries of amounts previously written off are credited against operating expenses in the consolidated statements of operations and comprehensive loss.

Recent Accounting Pronouncements

In February 2008, the CICA issued new Handbook Section 3064, Goodwill and Intangible Assets, which replaces Section 3062, Goodwill and Other Intangible Assets, and Section 3450, Research and Development Costs. The new standard addresses when an internally developed intangible asset meets the criteria for recognition as an asset. The section also issued amendments to Section 1000, Financial Statement Concepts. These changes are effective for fiscal years beginning on or after October 1, 2008, with earlier adoption permitted, and have been adopted by the Company effective January 1, 2009. The objectives of the changes are to reinforce a principle-based approach to the recognition of costs as assets and to clarify the application of the concept of matching revenues and expenses in Section 1000. Collectively, these changes bring Canadian practice closer to International Financial Reporting Standards (“IFRS”) by eliminating the practice of recognizing as assets a variety of start-up, pre-production and similar costs that do not meet the definition and recognition criteria of an asset. There was no material effect on the Company’s interim consolidated financial statements as a result of adopting CICA Handbook Section 3064.

In February 2008, the CICA Accounting Standards Board confirmed that the changeover to IFRS from Canadian GAAP will be required for publicly accountable enterprises, effective for the interim and annual financial statements relating to fiscal years beginning on or after January 1, 2011.  As the Company is in the process of filing a US registration statement to become an SEC issuer, the Company expects to continue to use US GAAP until the implementation date in the United States — currently estimated as no sooner than 2014.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion & Analysis (“MD&A”) of the Company’s financial condition and results of operations should be read in conjunction with the Company’s unaudited consolidated financial statements and accompanying notes for the three months ended March 31, 2009 and 2008, which have been prepared in accordance with U.S. GAAP.  All dollar amounts are in U.S. dollars (“US$” or “$”) unless stated otherwise.

On October 20, 2008, NeuLion completed the Merger with NeuLion USA, which was (as described later in this MD&A) a reverse takeover for accounting purposes.  Therefore, this MD&A is for the three months ended March 31, 2009 and 2008 and as at March 31, 2009 and December 31, 2008, reflects the assets, liabilities and results of operations of NeuLion USA, the accounting acquirer, and only includes the assets, liabilities and results of operations of NeuLion, the legal acquirer, subsequent to the reverse takeover on October 20, 2008.  This MD&A is issued under the name of the legal acquirer (NeuLion), but is deemed to be a continuation of the accounting acquirer (NeuLion USA).

Our MD&A is intended to enable readers to gain an understanding of the Company’s current results and financial position.  To do so, we provide information and analysis comparing the results of operations and financial position for the current period to those of the preceding comparable three-month period.  We also provide analysis and commentary that we believe is required to assess the Company’s future prospects.  Accordingly, certain sections of this report contain forward-looking statements that are based on current plans and expectations.  These forward-looking statements are affected by risks and uncertainties that are discussed in Item 1A of the Company’s Registration Statement on Form 10 and could have a material impact on future prospects.  Readers are cautioned that actual results could vary.

Cautions regarding forward-looking statements

This MD&A contains certain forward-looking statements, which reflect management’s expectations regarding the Company’s growth, results of operations, performance and business prospects and opportunities.

Statements about the Company’s future plans and intentions, results, levels of activity, performance, goals or achievements or other future events constitute forward-looking statements.  Wherever possible, words such as “may,” “will,” “should,” “could,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” or “potential” or the negative or other variations of these words, or similar words or phrases, have been used to identify these forward-looking statements.  These statements reflect management’s current beliefs and are based on information currently available to management as at the date hereof.

Forward-looking statements involve significant risk, uncertainties and assumptions.  Many factors could cause actual results, performance or achievements to differ materially from the results discussed or implied in the forward-looking statements.  These factors should be considered carefully and readers should not place undue reliance on the forward-looking statements.  Although the forward-looking statements contained in this MD&A are based upon what management believes to be reasonable assumptions, the Company cannot assure readers that actual results will be consistent with these forward-looking statements.  These forward-looking statements are made as of the dates of this MD&A, and the Company assumes no obligation to update or revise them to reflect new events or circumstances, except as required by law.  Many factors could cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements that may be expressed or implied by such forward-looking statements, including: general economic and market segment conditions, competitor activity, product capability and acceptance, international risk and currency exchange rates and technology changes.  More detailed assessment of the risks that could cause actual results to materially differ from current expectations is contained in Item 1A of the Company’s Registration Statement on Form 10.

Merger and Reverse Take-Over

On October 20, 2008, the Company completed the Merger with NeuLion USA, an end-to-end IPTV service provider of live and on-demand sports, international and religious programming over the Internet to computers and/or through STBs to televisions.  Under the terms of the Merger, NeuLion issued 49,577,427 Shares directly, as well as 1,840,097 Shares subject to a performance escrow relating to a prior acquisition, which represented approximately the entire issued and outstanding Shares of NeuLion prior to closing, to the securityholders of NeuLion USA in exchange for their NeuLion USA securities.  Pursuant to the Merger, NeuLion also issued 5,000,000 warrants, fully vested and exercisable for two years at $0.63, and 2,700,000 employee stock options, vesting in equal monthly amounts over 48 months and exercisable for five years at $0.60, to employees of NeuLion USA who became employees of the Company.

On October 20, 2008, AvantaLion LLC (“AvantaLion”), an entity controlled by Charles B. Wang, our Chairman and the spouse of Nancy Li, our CEO and the founder and CEO of NeuLion USA, purchased 10,000,000 units from NeuLion’s treasury at a price of Cdn$1.00 per unit. Each unit (a “Unit”) consists of one Share, one-half of one Share purchase warrant exercisable at Cdn$1.25 and one-half of one Share purchase warrant exercisable at Cdn$1.50.  The warrants partially comprising the Units are exercisable for a period of two years from the date of issuance.  G. Scott Paterson, our Vice Chairman, also purchased 1,000,000 Units on the same terms.  The aggregate gross proceeds from the sale of Units (the “Private Placement”) were Cdn$11.0 million or US$9.2 million.

In accordance with FAS 141, the Company has determined that NeuLion USA was the accounting acquirer and accordingly has accounted for the Merger as a reverse takeover.  Therefore, the financial statements and this MD&A for the three months ended March 31, 2009 and 2008 reflect the assets, liabilities and results of operations of NeuLion USA, the accounting acquirer, and only include the assets, liabilities and results of operations of the Acquired Business subsequent to the reverse takeover on October 20, 2008.  This MD&A is issued under the name of the legal acquirer (NeuLion), but is deemed to be a continuation of the accounting acquirer (NeuLion USA).

Overview

The Company is an IPTV service and technology provider that builds and manages private networks for companies interested in reaching specific target audiences.  The Company provides an end-to-end IPTV service of live and on-demand sports, international television content and family programming.  “IPTV” refers to the distribution over an IP network of streamed audio, video and other multimedia content, similar to television programming content, using industry standard streaming protocols.

This end-to-end enterprise technology solution enables the distribution of IPTV content to subscribers and pay-per-view customers for viewing on multiple platforms, including Internet-connected browser-based devices such as personal computers, laptops and mobile devices and standard television sets through Internet-connected STBs.

The Company’s business model has evolved from its inception as a professional services provider to, in fiscal 2006, an end-to-end provider of the following IPTV services:

•                                         content management — encoding of various digital and analog TV and video formats

•                                         subscriber management — managing subscriber access and control of subscriber accounts

•                                         digital rights management — preserving the integrity of the content and protecting it from unauthorized access

•                                         billing services — enabling customers to view subscription accounts, providing pay-per-view transactional billing, payment processing and advertising insertion

•                                         delivery — delivering streamed audio, video and other multimedia content anywhere, anytime through NeuLion’s IPTV service and infrastructure

This evolution commenced in 2006 and is the one of the reasons for the increase in revenue, cost of sales and expenses over the years.

Through the acquisition of the Acquired Business on October 20, 2008, the Company has expanded its portfolio of content from professional sports (the National Hockey League and the National Football League), international content (Chinese programming through KyLinTV) and faith-based programming (Sky Angel) to include college sports, cycling events, soccer events and additional international channels.

The Company’s success is dependent upon several factors, including securing contractual relationships, maintaining technological advantage in a rapidly changing industry and efficiently operating the distribution network.

Operating Performance

The Company uses the term “organic” to refer to period-over-period changes in its revenues and expenses, excluding the revenues and expenses of the Acquired Business.  This permits readers to better compare current year and prior year revenues and expenses, and to understand changes that have occurred, without regard to the effect of the Merger.

Revenue for three months ended March 31, 2009 was $6.6 million, up 247% from $1.9 million for the three months ended March 31, 2008.  The revenue growth of $4.7 million was due to an increase in services revenue of $5.2 million and was offset by a decrease in our equipment revenue of $0.5 million.  In part, the revenue growth is due to the acquisition of the Acquired Business, which contributed $3.6 million of the growth.  The organic increase (excluding the results of the Acquired Business) in services revenue is consistent with the increasing scope of operations.  As the number of subscribers increases, there is a cumulative effect of increasing subscriber revenue on a month over month basis.  The decrease in equipment revenue is a result of the uneven nature of this revenue stream — customers often place large single orders made to meet minimum order requirements, to manage the lead time between ordering and shipping and to minimize the related shipping costs.  The lead time on new orders is approximately 12 weeks from order to receipt.  The purchase by customers of STBs is a leading indicator of future subscriptions.  On a pro forma basis, as described in Note 3 of the financial statements, revenue increased from $5.6 million to $6.6 million due to organic growth.

Our net loss for the three months ended March 31, 2009 was $5.8 million, or a loss of $0.05 per fully diluted Share, compared with a net loss of $1.5 million or a loss of $0.03 per basic and fully diluted Share for the three months ended March 31, 2008.  The increase in net loss of $4.3 million was due to the following:

•                                          Increase in organic loss of $1.3 million

•                                          Net loss in the Acquired Business of $2.0 million

•                                          Increased non-cash expenses of $1.0 million (detailed below in the net loss to non-GAAP Adjusted EBITDA reconciliation)

On a pro forma basis (as if the Merger had occurred on January 1, 2008), our net loss for the three months ended March 31, 2008 was $59.6 million or a loss of $1.40 per fully diluted Share.  The decrease in net loss of $53.8 million was due to the following:

•                                          Increase in organic loss of $1.3 million

•                                          Reduction/elimination of impairment of goodwill and long-lived assets of $48.1 million

•                                          Reduction in net loss in the Acquired Business of $6.8 million

•                                          Reduction in non-cash expenses of $0.2 million

The Company reports non-GAAP Adjusted EBITDA loss because it is a key measure used by management to evaluate the results of the Company and make strategic decisions about the Company.  Non-GAAP Adjusted EBITDA loss represents net loss before interest, income taxes, depreciation and amortization, stock-based compensation, impairment of long-lived assets, unrealized loss on derivatives, equity in loss of affiliate, investment income and foreign exchange gain.  This measure does not have any standardized meaning prescribed by GAAP and therefore is unlikely to be comparable to the calculation of similar measures used by other companies, and should not be viewed as an alternative to measures of financial performance or changes in cash flows calculated in accordance with GAAP.

Our non-GAAP Adjusted EBITDA loss was $4.2 million for the three months ended March 31, 2009 compared with a non-GAAP Adjusted EBITDA loss of $0.8 million from the three months ended March 31, 2008.  The increase is non-GAAP Adjusted EBITDA is due to the cash impact of the items noted above.  On a pro forma basis, our non-GAAP Adjusted EBITDA decreased from a loss of $9.8 million to a loss of $4.2 million for the three months ended March 31, 2009.  This decrease is due to cost reductions in most areas of the Acquired Business offset by the increased organic costs.  The reconciliation from net loss to non-GAAP Adjusted EBITDA loss is as follows:

	Three months ended March 31,
			Pro forma
	2009	2008	2008
	$	$	$

Net loss for the period	(5,793,878)	(1,486,146)	(59,602,491)

Add back:
Impairment of goodwill	—	—	47,882,317
Impairment of long-lived assets	—	—	173,786
Depreciation and amortization	1,014,681	195,063	856,722
Stock-based compensation	253,743	—	792,936
Unrealized loss on derivative	476,850	—	—
Equity in loss of affiliate	—	457,682	457,682
Investment income and foreign exchange gain	(141,450)	(815)	(334,825)

Non-GAAP Adjusted EBITDA loss	(4,190,054)	(834,216)	(9,773,873)

Operations

The Company uses the term “organic” to refer to period-over-period changes in its revenues and expenses, excluding the revenues and expenses of the Acquired Business.  This permits readers to better compare current year and prior year revenues and expenses, and to understand changes that have occurred, without regard to the effect of the Merger.

Revenue

The Company earns revenue in four broad categories:

•                                          Subscriber revenue, which is recognized over the period of service or usage.

•                                          eCommerce revenue, which is recognized as the service is performed.

•                                          Technology services revenue, which consists of set up and transcoder revenue and is recognized over the life of the contract.

•                                          Equipment revenue, which is recognized when title of the STB passes to the customer.

Service revenue includes subscriber revenue, eCommerce revenue and technology services revenue.  While our revenues have been growing due to the organic growth in our existing business and the Merger, we are uncertain as to how our revenues will be impacted by the current downturn in the global economy.

Costs and Expenses

Cost of services revenue primarily consists of:

•                                          Cost of Subscriber revenue consists of three primary components:

•                  Royalty payments

•                  Network operating costs

•                  Bandwidth usage fees

•                                          Cost of eCommerce revenue consists of:

•                  Merchandising, donor and ticket sales, which has no associated cost — revenue is booked on a net basis

•                  Cost of Advertising revenue is subject to revenue shares with the content provider

•                                          Cost of Technology services revenue consists of:

•                  Third-party transcoder software purchased

•                  Maintenance costs for transcoders

Cost of Equipment revenue consists of the sale of STBs to content partners and/or end users to enable the end user to receive the content over the Internet and display the signal on a television.  Cost of equipment revenues primarily consists of purchases from TransVideo of the products and parts for resale to customers.  Shipping revenue and costs are included in equipment revenue and cost of equipment revenue, respectively.

Selling, General and Administrative expenses

Selling, general and administrative (“SG&A”) costs include:

•                                          Wages and benefits — represents compensation for the Company’s full-time and part-time employees as well as fees for consultants who are used by the Company from time to time;

•                                          Marketing — represents expenses for both global and local marketing programs that focus on various target sports properties and ethnic communities.  These initiatives include both on-line and off-line marketing expenditures.  These expenditures also include search engine marketing and search engine optimization;

•                                          Professional fees — represents legal, recruiting and accounting fees; and

•                                          Other SG&A expenses — represents expenses for travel expenses, rent, office supplies, corporate IT services, credit card processing fees and other general operating expenses.

Stock-based compensation

We estimate the fair value of our options, warrants, retention warrants, awards under our restricted share plan and SARS (collectively, “Convertible Securities”) for financial accounting purposes using the Black-Scholes-Merton model, which requires a number of subjective assumptions, including the expected life of the Convertible Securities, risk-free interest rate, dividend rate, forfeiture rate, future volatility of the price of our Shares and vesting period. Based on the estimated fair value of the Convertible Securities, we expense the estimated fair value over the vesting period of the Convertible Securities.  The vesting period is normally over a four year period, vesting in an equal amount each month; however, the Board of Directors has the discretion to grant options with different vesting periods.

Equity Losses of Affiliate

From January 1, 2008 through March 31, 2009, the Company’s equity interest in KyLinTV was 17.1%.  The Company provides KyLinTV with administrative and general corporate support.  Management has determined that as a result of the 17.1% equity interest combined with the services that the Company provides KyLinTV, the Company continues to have significant influence on the operating activities of KyLinTV; therefore, the Company continues to account for KyLinTV using the equity method of accounting for its investment.

The Company’s proportionate share of the applicable equity loss from KyLinTV has been accounted for as a charge on the Company’s consolidated statements of operations and comprehensive loss.  In 2008 the cumulative losses were equal to the total value of the equity interest and no further losses have been recorded.  No further charges will be recorded as the Company has no obligation to fund the losses of KyLinTV.  The Company retains its 17.1% interest in KyLinTV.

Results of Operations

Comparison of Three Months Ended March 31, 2009 to Three Months Ended March 31, 2008

Our interim consolidated financial statements for our three months ended March 31, 2009 and 2008 have been prepared in accordance with U.S. generally accepted accounting principles.  Included in Note 10 of the financial statements is the reconciliation between our consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles and Canadian generally accepted accounting principles.

	2009	2008	Change
	$	$	%
Revenue
Services revenue	6,034,330	874,577	590%
Equipment revenue	539,696	1,075,043	-50%
Total Revenue	6,574,026	1,949,620	237%

Costs and expenses
Cost of services revenue, exclusive of depreciation shown separately below	3,383,879	284,101	1091%
Cost of equipment revenue	460,604	861,280	-47%
Selling, general and administrative, including stock based compensation	7,173,340	1,638,455	338%
Depreciation and amortization	1,014,681	195,063	420%
	12,032,504	2,978,899	304%
Operating loss	(5,458,478)	(1,029,279)	430%

Other income (expense)
Unrealized loss on derivative	(476,850)	—	—
Gain on foreign exchange	44,226	—	—
Investment income	97,224	815	11829%
Equity loss in affiliate	—	(457,682)	-100%
	(335,400)	(456,867)	-27%
Net and comprehensive loss for the period	(5,793,878)	(1,486,146)	290%

Revenue

Services Revenue

Services revenue includes revenue from subscribers, eCommerce and technology services.  Services revenue increased from $0.9 million for the three months ended March 31, 2008 to $6.0 million for the three months ended March 31, 2009.  The increase is a combination of the organic growth in services revenue and the effect of the Merger on October 20, 2008. The organic growth in our services revenue was $1.5 million.  The Acquired Business comprised $3.6 million of total services revenue for the quarter.

Subscriber revenue increased from $0.5 million for the three months ended March 31, 2008 to $4.0 million for the three months ended March 31, 2009.  The increase is a combination of the growth in subscribers and the effect of the Merger on October 20, 2008. The organic growth in our subscriber revenue was $1.1 million.  The organic increase was a result of $0.6 million in revenue generated from 19 new customers and $0.5 million in revenue generated from 7 existing customers.  The increase in revenue is due to the recurring revenue effect of adding new users, while still retaining existing users.  The Acquired Business comprised $2.4 million of total subscriber revenue for the period.

eCommerce revenue increased from zero for the three months ended March 31, 2008 to $0.9 million for the three months ended March 31, 2009.  The Acquired Business comprised all of eCommerce revenue for the period.

Technology services revenue increased from $0.4 million for the three months ended March 31, 2008 to $1.1 million for the three months ended March 31, 2009.  The increase is a combination of the growth in technology services revenue and the effect of the Merger on October 20, 2008. The organic growth in our technology services revenue was $0.3 million.   As new customers begin streaming video or develop their user interface, we earn technology services revenue.  This revenue is recognized over the life of the contractual relationship.  The Acquired Business comprised $0.4 million of total technology services revenue for the period.

Equipment Revenue

Equipment revenue decreased from $1.1 million for the three months ended March 31, 2008 to $0.5 million for the three months ended March 31, 2009.  The decrease was primarily related to the decrease in STBs purchased by one customer.

Costs and Expenses

Cost of Services Revenue

Cost of services revenue increased from $0.3 million for the three months ended March 31, 2008 to $3.4 million for the three months ended March 31, 2009.  This increase was a combination of the costs associated with increased revenue and the effect of the Merger on October 20, 2008.  The Acquired Business comprised $2.1 million of total costs of services revenue for the period.

Organic cost of services revenue increased from $0.3 million, or 32%, for the three months ended March 31, 2008 to $1.2 million, or 51%, for the three months ended March 31, 2009.  The increase was a result of increased revenue and higher costs for bandwidth due to higher usage by existing subscribers and the costs associated with new customers.  Subscriber revenue, a component of services revenue, increased as a percentage of total services revenue and has higher costs associated with it than other types of services revenue.  Management expects to maintain cost of services revenue at between 50% and 60% of services revenue, excluding the Acquired Business, based on the mix of service revenue and as economies of scale are realized.

Cost of Equipment Revenue

Cost of equipment revenue decreased from $0.9 million for the three months ended March 31, 2008 to $0.5 million for the three months ended March 31, 2009 on lower revenue.  Cost of equipment revenue is directly variable with changes in revenue.

Cost of equipment revenue as a percentage of equipment revenue increased from 80% for the three months ended March 31, 2008 to 85% for the three months ended March 31, 2009 due to an increase in the proportion of revenue which was sold on a cost recovery basis (shipping and replacement parts).

Selling, General and Administrative Costs

Selling, general and administrative costs increased from $1.6 million for the three months ended March 31, 2008 to $7.2 million for the three months ended March 31, 2009.  The Acquired Business increased by $3.8 million the total selling, general and administrative costs for the period.  The individual variances are due to the following:

•                                          Wages and benefits increased from $1.4 million for the three months ended March 31, 2008 to $5.2 million for the three months ended March 31, 2009.    The Acquired Business increased by $2.4 million the total wages and benefits for the period. The organic increase of $1.4 million was primarily related to the increase in employees to support the increased revenue and the Merger with the Acquired Business.  In conjunction with the Merger, the Company added senior management and provided market level compensation for the CEO.

•                                          Stock-based compensation expense increased from zero for the three months ended March 31, 2008 to $0.3 million for the three months ended March 31, 2009.  This increase was due to the assumption of convertible instruments in conjunction with the Merger and the Company granting convertible instruments to employees subsequent to the Merger.

•                                          Marketing increased from $0.1 million for the three months ended March 31, 2008 to $0.2 million for the three months ended March 31, 2009.  The Acquired Business increased by $0.1 million the marketing expenses for the period.  The Acquired Business is more of a business-to-consumer focused business and incurs higher marketing expenses including search engine marketing and search engine optimization on the Internet.

•                                          Professional fees increased from a nominal amount for the three months ended March 31, 2008 to $0.3 million for the three months ended March 31, 2009.  The increase was primarily related to fees incurred in connection with public company reporting compliance.

•                                          Other SG&A expenses increased from $0.1 million for the three months ended March 31, 2008 to $1.2 million for the three months ended March 31, 2009.  The increase was related to increased expenses in all categories associated with increased operations to support the increase in revenue.

Equity Losses of Affiliate

Equity losses of KyLinTV decreased from $0.5 million for the three months ended March 31, 2008 to zero for the three months ended March 31, 2009.  The decrease is as a result of the cumulative losses exceeding the full value of the Company’s investment in 2008.  Due to KyLinTV’s accumulated losses, the investment has been reduced to zero.  The Company still owns its equity position in the affiliate, however the Company is not required to fund any additional losses, and as such no further charges will be incurred.

Depreciation and Amortization

Depreciation and amortization increased from $0.2 million for the three months ended March 31, 2008 to $1.0 million for the three months ended March 31, 2009.  The increase was due to amortization on assets acquired in the Merger ($0.6 million) and the increased capital assets required to support the increased revenue.

Unrealized Loss on Derivative

Unrealized loss on derivative increased from zero for the three months ended March 31, 2008 to $0.5 million for the three months ended March 31, 2009.  The increase was due to the adoption of EITF No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock”, effective January 1, 2009, which required the Company to fair value all convertible instruments denominated in a currency other than the Company’s functional currency.  On January 1, 2009, the grant date fair value of Warrants denominated in Canadian dollars of $2.5 million was reallocated from additional paid in capital and a derivative liability was recorded in the amount of $0.6 million with an adjustment to opening accumulated deficit of $1.9 million.  The difference between the fair value at March 31, 2009 of $1.1 million and January 1, 2009 of $0.6 million resulted in an unrealized loss on derivative of $0.5 million.

Liquidity and Capital Resources

As of March 31, 2009, our principal sources of liquidity include cash and cash equivalents of $21.6 million and trade accounts receivable of $1.9 million. We do not have a credit facility.

At March 31, 2009, approximately 77% of our cash and cash equivalents are held in money market funds and another 18% of our cash and cash equivalents are held in bank accounts with two of the top five Canadian commercial banks.  The Company believes these financial institutions to be secure in the current global economy.  We believe that we will be able to access the remaining balance of bank deposits outside of Canada as these deposits are with large reputable banks. We have and will continue to make a series of short-term investments in term deposits and commercial paper. Our investment policy is to invest in low risk short-term investments which are highly graded commercial paper and term deposits. We have not had a history of any defaults on this commercial paper, nor do we expect any in the future given the grade and short term to maturity of these investments. All commercial paper on hand at March 31, 2009 have been repaid, and subsequently reinvested.

During 2009, based on our current business plan, internal forecasts and considering the risks that are present in the current global economy, we believe that cash on hand will be sufficient to meet our working capital and operating cash requirements for the next twelve months. The Company is still in the early stage of business.  From the Company’s inception it has incurred substantial net losses.  The Company continues to review its operating structure to reduce costs.  Cash from operations could be affected by various risks and uncertainties, including, but not limited to, the risks detailed in or incorporated by reference into Item 1A of the Company’s Registration Statement on Form 10.

During the three months ended March 31, 2009, the Company’s cash position decreased by $5.7 million.  The Company used $4.2 million to fund operations, $1.1 million in working capital changes and $0.4 million to purchase fixed assets.

Working Capital Requirements

The net working capital at March 31, 2009 was $12.0 million, a decrease of $6.1 million from the December 31, 2008 net working capital of $18.1 million. The decreased working capital is primarily due to funding operations and the fair value of the derivative liability on March 31, 2009.

Current assets at March 31, 2009 were $27.1 million, a decrease of $6.2 million from the December 31, 2008 balance of $33.3 million. The change is primarily due to a decrease in our cash and cash equivalents of $5.8 million and a decrease in prepaid expenses and deposits of $0.5 million.

Current liabilities at March 31, 2009 were $15.1 million, a decrease of $0.1 million from the December 31, 2008 balance of $15.2 million.

Cash Flows

The Company’s business is still in the early stages, with only a few years of operating history.  As at March 31, 2009, the Company had cash and cash equivalent balances of $21.6 million.  From the Company’s inception, it has incurred net losses and has an accumulated deficit of $30.0 million; management expects these losses to continue in the short term.  The Company will require expenditures of significant funds for marketing, building its subscriber management systems, programming and website development, maintaining adequate video streaming and database software, pursuing and maintaining channel distribution agreements with its channel partners, fees relating to acquiring and maintaining Internet streaming rights to its content and the construction and maintenance of the Company delivery infrastructure and office facilities.  There is no guarantee that the Company will ultimately be able to generate sufficient revenue or reduce its costs in the anticipated time frame to become profitable and have sustainable cash flows.

Summary Balance Sheet Data:

	March 31,	December 31,
	2009	2008
	$	$
Current Assets
Cash and cash equivalents	21,567,868	27,323,021
Accounts receivable, net	1,851,373	2,284,242
Taxes receivable	975,747	983,253
Other receivable	404,426	227,711
Inventory	383,220	347,600
Prepaid expenses and deposits	1,301,616	1,830,260
Due from related parties	625,679	324,059
Total current assets	27,109,929	33,320,146

Current Liabilities
Accounts payable	3,239,331	4,465,388
Accrued liabilities	7,502,050	7,595,116
Derivative liability	1,064,800	—
Deferred revenues	2,975,963	3,091,993
Due to related parties	300,407	56,826
Total current liabilities	15,082,551	15,209,323

Working capital ratio	1.80	2.19

Comparative Summarized Cash Flows

	Three months ended March 31,
	2009	2008
	$	$

Cash flows provided by (used in) operating activities	(5,372,749)	385,407
Cash flows used in investing activities	(382,404)	(999,042)
Cash flows provided by financing activities	—	600,000

Operating Activities

Cash used in operating activities for the three months ended March 31, 2009 was $5.4 million.  Changes in net cash used in operating activities reflect the following:

•                                         net loss of $5.8 million for the three months ended; less

•                                         non-cash items adjusted to net loss in the amount of $1.8 million, which relates to stock-based compensation and depreciation and amortization; and

•                                         changes in working capital of $1.4 million.

Investing Activities

Cash used in investing activities for the three months ended March 31, 2009 was $0.4 million.  These funds were used to purchase fixed assets.

Financing Activities

Cash provided by financing activities was zero for the three months ended March 31, 2009.

In the near future, the Company expects that it will continue to use its cash resources to fund working capital requirements.  The Company believes existing cash, cash equivalents and short-term investments will be sufficient to satisfy normal working capital needs and capital expenditures for at least the next twelve months.  However, the Company may sell additional equity securities to further enhance its liquidity position, and the sale of additional equity securities could result in dilution to its shareholders.

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements as of March 31, 2009.

Financial Instruments

The Company’s financial instruments are comprised of cash and cash equivalents, accounts receivable, other receivables, taxes receivable, deposits, accounts payable, accrued liabilities, amounts due to/from related parties, and deferred revenue.

Fair value of financial instruments

Fair value of a financial instrument is defined as the amount for which the instrument could be exchanged in a current transaction between willing parties.  The estimated fair value of our financial instruments approximates their carrying value due to the short maturity term of these financial instruments.

Risks associated with financial instruments

[i] Currency risk

The Company’s activities that result in exposure to fluctuations in foreign exchange rates consist of its customer billings being in U.S. dollars and the majority of expenses being paid in foreign currencies.  The Company does not use derivative financial instruments to reduce its currency risk.

[ii] Interest rate risk

The Company is exposed to interest rate risk on its invested cash and cash equivalents and its short-term investments.  The interest rates on these instruments are based on the bank’s prime rate and therefore are subject to change with the market.  The Company does not use derivative financial instruments to reduce its interest rate risk.

[iii] Credit Risk

The Company sells its services to a variety of customers under various payment terms and therefore is exposed to credit risk.  The Company has adopted policies and procedures designed to limit this risk.  The maximum exposure to credit risk at the reporting date is the carrying value of receivables.  The Company establishes an allowance for doubtful accounts that represents its estimate of incurred losses in respect of accounts receivable.  The Company believes that the concentration of credit risk is limited due to the Company’s primary source of revenues to date being the sale of STBs, for which 50% of monies are received in advance of shipment.

Related Party Transactions

Certain Relationships and Related Transactions

The Company has entered into transactions and agreements in the normal course of operations with related parties.  Significant related party transactions are as follows:

TransVideo

Set top box purchases amounted to $395,280 and $633,000 and transcoder licensing fees amounted to $28,000 and $15,000 for the three months ended March 31, 2009 and 2008, respectively. Included in cost of sales is the amount incurred from TransVideo of $369,160 and $677,700 for the three months ended March 31, 2009 and 2008, respectively.

Patstar

Rent expense paid by Patstar of $891 is included as a recovery in selling, general and administrative expense for the three months ended March 31, 2009.

KyLinTV

KyLinTV is an IPTV service provider that is controlled by Chairman of the Board of Directors of the Company.  The Company also provides KyLinTV with administrative and general corporate support.  On June 1, 2008, the Company entered into an agreement with KyLinTV to build and deliver the setup and back office operation of an IPTV service.

The Company recognized revenue from related parties for the periods ended March 31 as follows:

	March 31,	March 31,
	2009	2008
	$	$
New York Islanders	60,000	60,000
Renaissance	30,000	30,000
Smile Train	—	39,000
Hawaii	16,471	9,393
KyLinTV	401,485	—
	507,956	138,393

The Company also provides KyLinTV with administrative and general corporate support.  The amounts paid for these services provided by the Company for the three months ended March 31, 2009 and 2008 were $150,615 and $386,148, respectively.  Additionally, during the three months ended March 31, 2009, the Company purchased STBs from KyLinTV in the amount of $54,090.

As at March 31, 2009 and December 31, 2008, the amounts due from (to) related parties are as follows:

	March 31,	December 31,
	2009	2008
	$	$
New York Islanders	61,921	29,189
Renaissance	71	(1,146)
Smile Train	27,000	27,000
Hawaii	1,070	17,527
TransVideo	(300,407)	(55,680)
KyLinTV	534,726	250,343
Patstar	891	—
	325,272	267,233

Investment in affiliate — KyLinTV

The results of operations and financial position of the Company’s equity basis investment in KyLinTV are summarized below for the three months ended March 31:

	March 31,	March 31,
	2009	2008
	$	$
Condensed income statement information:
Net sales	1,955,083	1,272,710
Net loss	(1,480,781)	(1,910,781)

	March 31,	December 31,
	2009	2008
	$	$
Condensed balance sheet information:
Current assets	1,261,557	927,427
Non-current assets	2,042,614	2,411,319
Total assets	3,304,171	3,338,746
Current liabilities	11,510,116	10,063,909
Non-current liabilities	—	—
Equity (deficiency)	(18,205,945)	(6,725,163)
Total liabilities and equity	3,304,171	3,338,746

On January 1, 2008, the Company’s equity interest in KyLinTV was 17.1%.  As previously discussed, the Company also provides KyLinTV with administrative and general corporate support.  Management has determined that as a result of the 17.1% equity interest combined with the services that the Company provides KyLinTV, the Company continues to have significant influence on the operating activities of KyLinTV; therefore the Company continues to account for KyLinTV using the equity method of accounting for investment.

The Company’s proportionate share of the equity loss from KyLinTV has been accounted for as a charge on the Company’s consolidated statements of operations and comprehensive loss.  Due to KyLinTV’s accumulated losses, the investment has been reduced to zero.  No further charges will be recorded as the Company has no obligation to fund these losses.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued FAS 141(R), which replaces FAS 141.  FAS 141(R) requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed and requires the acquirer to disclose certain information related to the nature and financial effect of the business combination. FAS 141(R) also establishes principles and requirements for how an acquirer recognizes any noncontrolling interest in the acquiree and the goodwill acquired in a business combination. FAS 141(R) was effective on a prospective basis for business combinations for which the acquisition date is on or after January 1, 2009. For any business combination that takes place subsequent to January 1, 2009, FAS 141(R) may have a material impact on our financial statements.

Effective January 1, 2009, the Company adopted EITF No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock”.  One of the conclusions reached under EITF 07-05 was that an equity-linked financial instrument would not be considered indexed to the entity’s own stock if the strike price is denominated in a currency other than the issuer’s functional currency. The conclusion reached under EITF 07-05 clarified the accounting treatment for these and certain other financial instruments as it related to FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). EITF 07-5 specifies that a contract that would otherwise meet the definition of a derivative under SFAS 133, would not be treated as a derivative if it met the following conditions: (a) indexed to its own stock and (b) classified in stockholders’ equity in its statement of financial position.

As a result, the Company’s outstanding Warrants denominated in Canadian dollars detailed below are not considered to be indexed to its own stock and therefore have been treated as derivative financial instruments and recorded at their fair value as a liability.  All other outstanding convertible instruments meet this definition and are included in shareholders’ equity.

•                  5,500,000 Series A Warrants exercisable at Cdn$1.25 and expire on October 20, 2010.

•                  5,500,000 Series B Warrants exercisable at Cdn$1.50 and expire on October 20, 2010.

The Warrants have been recorded at their relative fair values at issuance and will continue to be recorded at fair value at each subsequent balance sheet date. Any change in value between reporting periods will be recorded as other income (expense).  The Warrants will continue to be reported as a liability until such time as they are exercised or expire. The fair value of the Warrants is estimated using the Black-Scholes-Merton option-pricing model. On January 1, 2009, the grant date fair value of the Warrants of $2,464,000 was reallocated from additional paid in capital and a derivative liability was recorded in the amount of $587,950 being the fair value of the warrants on January 1, 2009 with the adjustment to opening accumulated deficit of $1,876,050.  As of March 31, 2009, the fair value of the Warrants was determined to be $1,064,800; accordingly, we recorded $476,850 in other expense for the three months ended March 31, 2009 related to the change in the fair value of the Warrants.

In accordance with FASB No. 154, “Accounting Changes and Error Corrections,” the Company has recorded the cumulative effect of the change in accounting principle on January 1, 2009 of $1,876,050 to the opening balance of accumulated deficit as detailed above.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133,” or FAS 161 which required enhanced disclosures about an entity’s derivative and hedging activities and was intended to improve the transparency of financial reporting.  SFAS No. 161 applies to all derivative instruments, including bifurcated derivative instruments and related hedging items accounted for under SFAS No. 133 and its related interpretations. SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of: (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The provisions of this standard do not require disclosures for earlier periods presented for comparative purposes at initial adoption. SFAS No. 161 was effective for fiscal years and interim periods beginning after November 15, 2008. The Company adopted this new standard effective January 1, 2009. The adoption of this new standard required the disclosure related to derivative and hedging activities in the Company’s consolidated financial statements.  The required disclosures are included in Note 11 to the consolidated financial statements.

In February 2008, the CICA Accounting Standards Board confirmed that the changeover to IFRS from Canadian generally accepted accounting principles will be required for publicly accountable enterprises, effective for the interim and annual financial statements relating to fiscal years beginning on or after January 1, 2011.  As the Company will be a “reporting company” under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), upon the effectiveness of the Registration Statement on Form 10, it expects to continue to use U.S. GAAP until the IFRS implementation date in the United States — currently estimated as no sooner than 2014.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4.    Controls and Procedures

The Company’s principal executive officer and principal financial officer, with the assistance of other members of the Company’s management, have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report.  Based upon such evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this quarterly report.

During our most recent fiscal quarter, there has not occurred any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6.  Exhibits.

Exhibit No.		Description
3.1(i)	*	Articles of Incorporation, as amended

31.1	*	Certification of principal executive officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)

31.2	*	Certification of principal financial officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)

32.1	*

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by the principal executive officer of the Company and the principal financial officer of the Company

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

NEULION, INC.

Date: July 21, 2009	/s/ Nancy Li
Name: Nancy Li
Title: Chief Executive Officer

Date: July 21, 2009	/s/ Arthur J. McCarthy
Name: Arthur J. McCarthy
Title: Chief Financial Officer