Form 10-Q
period 2009-06-30
NEULION, INC.
filed 2009-08-13
CIK 1387713

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐  No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of August 13, 2009, there were 114,201,121 shares of the registrant’s common shares, no par value, outstanding.

NEULION, INC.

PART I. FINANCIAL INFORMATION

Item 1.         Financial Statements.

NEULION, INC.

CONSOLIDATED BALANCE SHEETS

[Expressed in U.S. dollars, unless otherwise noted]

	June 30,	December 31,
	2009	2008
	[unaudited]	[audited]
	$	$
ASSETS
Current
Cash and cash equivalents	17,733,529	27,323,021
Accounts receivable, net of allowance for doubtful accounts of $129,076 and $290,538, respectively	1,816,865	2,284,242
Taxes receivable	1,008,030	983,253
Other receivables	664,302	227,711
Inventory	291,035	347,600
Prepaid expenses and deposits	1,236,028	1,830,260
Due from related parties [note 5]	273,199	324,059
Total current assets	23,022,988	33,320,146
Property, plant and equipment, net	5,595,131	6,474,989
Intangible assets, net	5,109,336	5,749,332
Goodwill	6,846,183	6,846,183
Other assets	1,177,413	1,347,032
Total assets	41,751,051	53,737,682

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current
Accounts payable	2,511,544	4,465,388
Accrued liabilities	6,756,408	7,595,116
Derivative liability [notes 2 and 11]	1,397,000	—
Due to related parties [note 5]	406,589	56,826
Deferred revenue	3,051,997	3,091,993
Total current liabilities	14,123,538	15,209,323
Long-term deferred revenue	590,234	638,510
Other long-term liabilities	721,240	876,271
Total liabilities	15,435,012	16,724,104

Contingencies [note 7]

Shareholders’ equity
Share capital	7,037,290	6,762,097
Common shares (par value: none; authorized: unlimited; issued and outstanding: 110,517,595 and 110,084,044, respectively)
Additional paid-in capital [note 2]	54,373,484	56,500,258
Promissory notes receivable	(209,250)	(209,250)
Accumulated deficit [note 2]	(34,885,485)	(26,039,527)
Total shareholders’ equity	26,316,039	37,013,578
Total liabilities and shareholders’ equity	41,751,051	53,737,682

See accompanying notes

NEULION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

[unaudited]

[Expressed in U.S. dollars, unless otherwise noted]

	Three months		Six months
	ended		ended
	June 30,		June 30,
	2009	2008	2009	2008
	$	$	$	$
Revenue
Services revenue	6,038,405	1,357,581	12,072,735	2,232,158
Equipment revenue	424,033	1,629,547	963,730	2,704,590
	6,462,438	2,987,128	13,036,465	4,936,748

Costs and expenses
Cost of services revenue, exclusive of depreciation and amortization shown separately below	2,907,965	468,500	6,291,844	752,600
Cost of equipment revenue	385,516	1,285,189	846,121	2,146,470
Selling, general and administrative, including stock-based compensation [note 8]	6,778,665	2,024,272	13,952,006	3,662,727
Depreciation and amortization	1,037,014	238,925	2,051,695	433,988
	11,109,160	4,016,886	23,141,666	6,995,785
Operating loss	(4,646,722)	(1,029,758)	(10,105,201)	(2,059,037)

Other income (expense)
Unrealized loss on derivative [notes 2 and 11]	(332,200)	—	(809,050)	—
Gain on foreign exchange	2,991	—	47,218	—
Investment income	47,801	923	145,025	1,738
Equity in loss of affiliate [note 5]	—	(521,144)	—	(978,826)
	(281,408)	(520,221)	(616,807)	(977,088)
Net and comprehensive loss for the period	(4,928,130)	(1,549,979)	(10,722,008)	(3,036,125)

Net loss per weighted average number of shares outstanding - basic and diluted [note 6]	$(0.04)	$(0.04)	$(0.10)	$(0.07)

Weighted average number of shares outstanding - basic and diluted [note 6]	110,124,504	42,680,587	110,107,138	42,680,587

See accompanying notes

NEULION, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

[unaudited]

[Expressed in U.S. dollars, unless otherwise noted]

						Total
			Additional	Promissory	Accumulated	shareholders’
	Common shares		paid-in capital	Notes	deficit	equity
	#	$	$	$	$	$
Balance, December 31, 2008	110,084,044	6,762,097	56,500,258	(209,250)	(26,039,527)	37,013,578
Cumulative effect of change in accounting principle [notes 2 and 11]	—	—	(2,464,000)	—	1,876,050	(587,950)
Exercise of stock options for common shares	150,000	82,989	(15,989)	—	—	67,000
Stock-based compensation
Issuance of common shares on vesting of restricted share units	32,506	15,769	—	—	—	15,769
Release of common shares from escrow for services	—	18,277	—	—	—	18,277
Issuance of common shares under Directors’ Compensation Plan	251,045	158,158	—	—	—	158,158
Stock options and warrants	—	—	353,215	—	—	353,215
Net loss	—	—	—	—	(10,722,008)	(10,722,008)
Balance, June 30, 2009	110,517,595	7,037,290	54,373,484	(209,250)	(34,885,485)	26,316,039

See accompanying notes

NEULION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

[unaudited]

[Expressed in U.S. dollars, unless otherwise noted]

	Three months		Six months
	ended		ended
	June 30,		June 30,
	2009	2008	2009	2008
	$	$	$	$

OPERATING ACTIVITIES

Net loss	(4,928,130)	(1,549,979)	(10,722,008)	(3,036,125)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,037,014	238,925	2,051,695	433,988
Equity in loss of affiliate	—	521,144	—	978,826
Stock-based compensation	361,836	—	615,579	—
Unrealized loss on derivative [notes 2 and 11]	332,200	—	809,050	—

Changes in operating assets and liabilities
Accounts receivable	34,508	438,027	467,377	1,568,968
Inventory	92,185	24,300	56,565	(631,000)
Prepaid expenses, deposits and other assets	667,066	201,189	763,851	333,670
Other receivables	(259,876)	—	(436,591)	—
Taxes receivable	(32,283)	—	(24,777)	—
Due from related parties	352,480	28,779	50,860	174,302
Accounts payable	(727,787)	(65,227)	(1,953,844)	333,127
Accrued liabilities	(784,017)	305,246	(908,868)	534,342
Deferred revenue	49,112	(267,454)	(88,272)	(52,935)
Long-term liabilities	(52,392)	—	(155,031)	—
Due to related parties	106,182	(161,228)	349,763	(538,034)
Cash (used in) provided by operating activities	(3,751,902)	(286,278)	(9,124,651)	99,129

INVESTING ACTIVITIES
Purchase of property, plant and equipment	(149,437)	(55,216)	(531,841)	(1,054,258)
Cash used in investing activities	(149,437)	(55,216)	(531,841)	(1,054,258)

FINANCING ACTIVITIES
Capital contributions	—	250,000	—	850,000
Proceeds from exercise of stock options	67,000	—	67,000	—
Cash provided by financing activities	67,000	250,000	67,000	850,000

Net decrease in cash and cash equivalents during the period	(3,834,339)	(91,494)	(9,589,492)	(105,129)
Cash and cash equivalents, beginning of period	21,567,868	594,829	27,323,021	608,464
Cash and cash equivalents, end of period	17,733,529	503,335	17,733,529	503,335

See accompanying notes

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[Expressed in U.S. dollars, unless otherwise noted]

Information as at June 30, 2009 and for the three and six months ended

June 30, 2009 and 2008 is unaudited

1. Nature of Operations

On June 4, 2009, NeuLion, Inc. changed its name to NeuLion USA, Inc. (“NeuLion USA”).  On July 13, 2009, JumpTV Inc. changed its name to NeuLion, Inc. (“NeuLion” or the “Company”).  In conjunction with the name change, the stock symbol was changed from “JTV” to “NLN.”  This Quarterly Report on Form 10-Q reflects the name changes described above as they are effective as of the date of filing this report.

On October 20, 2008, NeuLion USA, a Delaware corporation, completed a merger with a subsidiary of NeuLion, a Canadian corporation (the “Merger”), that was accounted for as a reverse takeover.  As a result of the Merger, NeuLion USA became the legal subsidiary of NeuLion, and NeuLion was required to register its common shares in the United States under the Securities and Exchange Act of 1934, as amended.  On June 8, 2009, its Registration Statement on Form 10 became effective.

These interim unaudited consolidated financial statements for the three and six months ended June 30, 2009 and 2008, and as at June 30, 2009 and December 31, 2008 are issued under the name of the legal acquirer in the Merger (NeuLion) but are deemed to be a continuation of the accounting acquirer (NeuLion USA).  These financial statements reflect the assets, liabilities and results of operations of NeuLion USA, the accounting acquirer, and only include the assets, liabilities and results of operations of NeuLion, the legal acquirer, subsequent to the reverse takeover on October 20, 2008 (the “Acquired Business”).

The Company’s primary business is working with content partners to develop end-to-end solutions for multimedia IPTV services.

2. Basis of Presentation and Significant Accounting Policies

The Company’s accounting polices are consistent with those presented in our annual consolidated financial statements as at December 31, 2008, except for the adoption effective January 1, 2009 of Emerging Issues Task Force Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5”) described below.  These interim unaudited consolidated financial statements do not include all note disclosures required by generally accepted accounting principles (“GAAP”) in the U.S. for annual financial statements and therefore should be read in conjunction with the audited consolidated financial statements, including the notes thereto, in the 2008 annual financial statements.

The preparation of these financial statements is in conformity with U.S. GAAP, which requires management to make certain estimates that affect the reported amounts in the interim unaudited consolidated financial statements, and the disclosures made in the accompanying notes. Despite the Company’s intention to establish accurate estimates and use reasonable assumptions, actual results may differ from these estimates.  All significant intercompany transactions and accounts have been eliminated on consolidation.

Note 12 reconciles the Company’s interim unaudited consolidated financial statements from U.S. GAAP to Canadian GAAP.

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[Expressed in U.S. dollars, unless otherwise noted]

Information as at June 30, 2009 and for the three and six months ended

June 30, 2009 and 2008 is unaudited

In the opinion of management, these interim unaudited consolidated financial statements contain all of the adjustments of a normal and recurring nature necessary to present fairly the Company’s financial position as at June 30, 2009 and December 31, 2008 and the results of operations and cash flows for the three and six-month periods ended June 30, 2009 and 2008.

Recently Issued Accounting Standards

In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 165, “Subsequent Events” (“SFAS No. 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  This statement sets forth the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements.  SFAS No. 165 also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued.  This statement is effective for interim or annual reporting periods ending after June 15, 2009.  During the three months ended June 30, 2009, the Company adopted SFAS No. 165.  The adoption of SFAS No. 165 did not have a material impact on our interim consolidated financial statements or related footnotes.

In April 2009, the FASB issued FSP No. 107-1 and APB No. 28-1, “Interim Financial Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”), which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim and annual reporting periods of publicly traded companies. FSP 107-1 also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods.  This interpretation is effective for interim reporting periods ending after June 15, 2009. During the three months ended June 30, 2009, the Company adopted FSP 107-1.  The adoption of FSP 107-1 did not have a material impact on our interim consolidated financial statements or related footnotes.

Effective January 1, 2009, the Company adopted EITF 07-5.  One of the conclusions reached under EITF 07-05 was that an equity-linked financial instrument would not be considered indexed to the entity’s own stock if the strike price is denominated in a currency other than the issuer’s functional currency.  The conclusion reached under EITF 07-05 clarified the accounting treatment for these and certain other financial instruments as it related to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”).  EITF 07-5 specifies that a contract that would otherwise meet the definition of a derivative under SFAS No. 133, would not be treated as a derivative if it met the following conditions:  (a) indexed to the Company’s own stock; and (b) classified in shareholders’ equity in the Company’s statement of financial position.

As a result, the Company’s outstanding warrants denominated in Canadian dollars as detailed in note 11 are not considered to be indexed to our own stock because the exercise price is denominated in Canadian dollars and our functional currency is United States dollars and therefore have been treated as derivative financial instruments and recorded at their fair value as a liability.  All other outstanding convertible instruments are considered to be indexed to our own stock, because their exercise price is the same as our functional currency, and are included in shareholders’ equity.

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[Expressed in U.S. dollars, unless otherwise noted]

Information as at June 30, 2009 and for the three and six months ended

June 30, 2009 and 2008 is unaudited

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS No. 161”), which required enhanced disclosures about an entity’s derivative and hedging activities and was intended to improve the transparency of financial reporting.  SFAS No. 161 applies to all derivative instruments, including bifurcated derivative instruments and related hedging items accounted for under SFAS No. 133 and its related interpretations.  SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of:  (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  The provisions of this standard do not require disclosures for earlier periods presented for comparative purposes at initial adoption.  SFAS No. 161 was effective for fiscal years and interim periods beginning after November 15, 2008.  The Company adopted this new standard effective January 1, 2009.  The required disclosures are included in note 11 to these consolidated financial statements.

Advertising

Advertising costs are expensed as incurred and totaled $300,087 and $480,431 for the three and six months ended June 30, 2009, respectively [three and six months ended June 30, 2008 - $7,695 and $49,197, respectively].

Comparative Information

The Company has reclassified certain prior period information to conform with the current period’s presentation.

3.  Business Combination

On October 20, 2008, the Company completed the Merger.  Under the terms of the Merger, NeuLion issued 49,577,427 common shares and 1,840,097 contingent shares [note 13[ii]], which represented approximately the entire issued and outstanding shares of NeuLion prior to closing, to the securityholders of NeuLion USA, in exchange for their NeuLion USA securities.  The common shares of the Company are referred to herein as “Shares” or individually as a “Share.”

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[Expressed in U.S. dollars, unless otherwise noted]

Information as at June 30, 2009 and for the three and six months ended

June 30, 2009 and 2008 is unaudited

Pro forma

The results of operations for NeuLion and NeuLion USA have been included in the Company’s consolidated statements of operations since the completion of the Merger on October 20, 2008.   The following unaudited pro forma financial information presents the combined results of the Company and the Merger as if the Merger had occurred at the beginning of 2008:

	Three months		Six months
	ended		ended
	June 30,		June 30,
	2009	2008	2009	2008
	$	$	$	$
	[unaudited	[unaudited	[unaudited	[unaudited
	actual]	pro forma]	actual]	pro forma]

Total revenue	6,462,438	6,589,078	13,036,465	12,145,257
Cost of services revenue, exclusive of depreciation and amortization shown separately below	(2,907,965)	(4,228,114)	(6,291,844)	(8,195,833)
Cost of equipment revenue	(385,516)	(1,285,189)	(846,121)	(2,146,470)
Selling, general and administrative, including stock-based compensation [i]	(6,778,665)	(12,246,496)	(13,952,006)	(23,540,484)
Impairment of goodwill [ii]	—	—	—	(47,882,317)
Impairment of long-lived assets [iii]	—	—	—	(173,786)
Depreciation and amortization [iv]	(1,037,014)	(897,118)	(2,051,695)	(1,753,840)
Operating loss	(4,646,722)	(12,067,839)	(10,105,201)	(71,457,473)
Net loss	(4,928,130)	(12,368,106)	(10,722,008)	(71,970,596)
Net loss per weighted average number of shares outstanding – basic and diluted	(0.04)	(0.29)	(0.10)	(1.69)

[i]  In accordance with SFAS 123R, these amounts include stock-based compensation for the Company’s stock options, restricted share units, stock appreciation rights, warrants and retention warrants.

[ii] As at March 31, 2008, the Acquired Business’ market capitalization decreased below the carrying value of the Company.  Management considered this to be an indicator of impairment and, accordingly, as at March 31, 2008, performed a goodwill impairment test and recorded a non-cash goodwill impairment charge of $47,882,317.

[iii] The Acquired Business determined that the business climate had changed such that the carrying value of the Acquired Business’ long-lived assets may not be fully recoverable.  Accordingly, the Acquired Business’ recorded a non-cash impairment charge of $173,786.

[iv] In determining the pro forma amounts above, the Company made adjustments to depreciation and amortization as a result of the revised fair values of tangible and intangible assets performed as a result of the Merger.

4. Economic Dependence and Concentration of Credit Risk

For the six months ended June 30, 2009, one customer accounted for 10% of revenue.  For the six months ended June 30, 2008, three customers accounted for 83% of revenue as follows:  54%, 16% and 13%.  For the three months ended June 30, 2009, one customer accounted for 10% of revenue.  For the three months ended June 30, 2008, three customers accounted for 85% of revenue as follows: 59%, 15% and 11%.

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[Expressed in U.S. dollars, unless otherwise noted]

Information as at June 30, 2009 and for the three and six months ended

June 30, 2009 and 2008 is unaudited

As at June 30, 2009, two customers accounted for 28% of the accounts receivable as follows:  17% and 11%.  As at December 31, 2008, one customer accounted for 25% of the accounts receivable.

The Company is economically dependent upon TransVideo International, Ltd. (“TransVideo”), a related party [note 5], to provide set top boxes (“STBs”) used by Company’s customers.

5. Related Party Transactions

The Company has entered into certain transactions and agreements in the normal course of operations with related parties.  Significant related party transactions are as follows:

TransVideo

STB purchases amounted to $193,856 and $589,136 and transcoder licensing fees amounted to $16,000 and $44,000 for the three and six months ended June 30, 2009, respectively.  STB purchases amounted to $1,206,000 and $2,539,000 and transcoder licensing fees amounted to $30,000 and $45,000 for the three and six months ended June 30, 2008, respectively.  Included in cost of equipment revenue is the cost of STBs sold of $229,656 and $598,816 for the three and six months ended June 30, 2009, respectively [three and six months ended June 30, 2008 — $1,206,000 and $1,848,000, respectively].

Patstar, Inc. (“Patstar”)

Rent expense paid by Patstar of $871 and $1,762 is included as a recovery in selling, general and administrative expense for the three and six months ended June 30, 2009, respectively.

KyLinTV, Inc. (“KyLinTV”)

KyLinTV is an IPTV service provider that is controlled by the Chairman of the Board of Directors of the Company.  The Company also provides KyLinTV with administrative and general corporate support.  On June 1, 2008, the Company entered into an agreement with KyLinTV to build and deliver the setup and back office operation of an IPTV service.  The Company also provides KyLinTV with administrative and general corporate support.  For each of the periods presented, the amounts paid for these services provided by the Company for the three and six months ended June 30, 2009 were $150,615 and $301,230, respectively [three and six months ended June 30, 2008 — $383,695 and $769,843, respectively].  During the three and six months ended June 30, 2009, the Company purchased STBs from KyLinTV in the amount of $96,030 and $150,120, respectively.  During the six months ended June 30, 2008, the Company purchased equipment from KyLinTV in the amount of $620,000.

New York Islanders Hockey Club, LP (“New York Islanders”)

The Company has a professional hockey club as a customer, which is owned by the Chairman of the Board of Directors of the Company.   The Company provides IT related professional services to the New York Islanders.

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[Expressed in U.S. dollars, unless otherwise noted]

Information as at June 30, 2009 and for the three and six months ended

June 30, 2009 and 2008 is unaudited

Renaissance Property Associates, LLC (“Renaissance”)

Renaissance is a real estate management company owned by the Chairman of the Board of Directors of the Company.  In June 2009, the Company signed a sublease agreement with Renaissance for office space in Plainview, New York.  Rent expense paid by the Company to Renaissance of $93,419 and $186,837, inclusive of taxes and utilities, is included in selling, general and administrative expense for the three and six months ended June 30, 2009, respectively.

The Company recognized revenue from related parties for the three and six months ended as follows:

	Three months		Six months
	ended		ended
	June 30,		June 30,
	2009	2008	2009	2008
	$	$	$	$

New York Islanders	151,976	60,000	211,976	120,000
Renaissance	30,000	30,000	60,000	60,000
The Smile Train, Inc. (“Smile Train”)	54,000	27,000	54,000	66,000
Hawaii IPTV, LLC (“Hawaii”)	15,017	11,841	31,488	21,234
KyLinTV	485,915	129,535	887,400	129,535
	736,908	258,376	1,244,864	396,769

As at June 30, 2009 and December 31, 2008, the amounts due from (to) related parties are as follows:

	June 30,	December 31,
	2009	2008
	$	$

New York Islanders	43,084	29,189
Renaissance	—	(1,146)
Smile Train	—	27,000
Hawaii	(1,971)	17,527
TransVideo	(404,618)	(55,680)
KyLinTV	228,310	250,343
Patstar	1,805	—
	(133,390)	267,233

Investment in affiliate — KyLinTV

The Company records its investment in KyLinTV using the equity method.

From January 1, 2008 through June 30, 2009, the Company’s equity interest in the affiliate was 17.1%.  As previously discussed, the Company also provides KyLinTV with administrative and general corporate support.  Management has determined that as a result of the 17.1% equity interest combined

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[Expressed in U.S. dollars, unless otherwise noted]

Information as at June 30, 2009 and for the three and six months ended

June 30, 2009 and 2008 is unaudited

with the services that the Company provides KyLinTV, the Company continues to have significant influence on the operating activities of KyLinTV; therefore, the Company continues to account for KyLinTV using the equity method of accounting for investment.

The Company’s proportionate share of the equity loss from KyLinTV has been accounted for as a charge on the Company’s consolidated statements of operations and comprehensive loss.   Due to KyLinTV’s accumulated losses, the investment has been reduced to zero as at December 31, 2008.  No further charges will be recorded as the Company has no obligation to fund the losses of KyLinTV.

The results of operations and financial position of the Company’s equity basis investment in KyLinTV are summarized below for the three and six months ended June 30:

	Three months		Six months
	ended		ended
	June 30,		June 30,
	2009	2008	2009	2008
	$	$	$	$

Condensed income statement information:
Net sales	2,000,681	1,450,108	3,955,764	2,722,818
Net loss	(1,499,109)	(2,322,292)	(2,979,890)	(4,233,073)

	June 30,	December 31,
	2009	2008
	$	$

Condensed balance sheet information:
Current assets	1,927,203	927,427
Non-current assets	1,634,316	2,411,319
Total assets	3,561,519	3,338,746
Current liabilities	13,266,573	10,063,909
Non-current liabilities	—	—
Equity (deficiency)	(9,705,054)	(6,725,163)
Total liabilities and equity	3,561,519	3,338,746

6. Loss per Share

Basic loss per share is computed by dividing net loss for the period by the weighted average number of Shares outstanding for the period. Diluted loss per share is computed by dividing net loss for the period by the weighted average number of Shares outstanding and, if dilutive, potential Shares using the treasury stock method.

For the three and six months ended June 30, 2009 and 2008, the Company had potential Shares which, due to the losses incurred, were considered anti-dilutive equity instruments. Accordingly, the effect of the convertible instruments detailed below for each of the periods has not been reflected in computing diluted loss per share for the three and six months ended June 30, 2009 and 2008.

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[Expressed in U.S. dollars, unless otherwise noted]

Information as at June 30, 2009 and for the three and six months ended

June 30, 2009 and 2008 is unaudited

The following table summarizes the potential Shares that were outstanding as at June 30, 2009 and 2008 but were not included in the computation of diluted loss per share as their effect would have been anti-dilutive.

	June 30,	June 30,
	2009	2008
	#	#

Stock options	8,433,270	5,559,044
Restricted share plan units	26,716	—
Stock appreciation rights	1,690,000	—
Warrants	16,197,500	—
Retention warrants	907,005	—
Contingent performance consideration	3,680,194	—

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

8.  Stock Option and Stock-Based Compensation Plans

The following table shows the breakdown of total stock-based compensation expense included in the interim consolidated statement of operations:

	Three months		Six months
	ended		ended
	June 30,		June 30,
	2009	2008	2009	2008
	$	$	$	$

Stock options and warrants	143,315	—	353,215	—
Restricted share plan units	9,923	—	15,769	—
Stock appreciation rights	38,375	—	70,160	—
Directors’ compensation	158,158	—	158,158	—
Escrowed shares	12,065	—	18,277	—
	361,836	—	615,579	—

On May 27, 2009, a consultant of the Company exercised 50,000 stock options with an exercise price of $0.64 for gross proceeds to the Company of $32,000.

On June 27, 2009, a consultant of the Company exercised 100,000 stock options with an exercise price of $0.35 for gross proceeds to the Company of $35,000.

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[Expressed in U.S. dollars, unless otherwise noted]

Information as at June 30, 2009 and for the three and six months ended

June 30, 2009 and 2008 is unaudited

On June 30, 2009, the Company issued 251,045 Shares to certain current and former non-management directors of the Company as compensation pursuant to the Directors’ Compensation Plan.

9.  Segmented Information

The Company operates as one reportable segment: to provide full end-to-end enterprise-level IPTV and other professional services.  Substantially all of the Company’s revenues and long-lived assets are in the United States.

10.  Income Taxes

On January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which clarifies the accounting for uncertainty recognized in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.”  The adoption of FIN 48 did not impact our consolidated financial conditions, results of operations or cash flows.  There were no accrued interest and penalties associated with uncertain tax positions as of June 30, 2009.

As of December 31, 2008, the Company had unrecognized tax benefits of $28.0 million.  Other than additional losses, there has been no significant change in unrecognized tax benefits through June 30, 2009.  Our effective tax rate is zero due to current year losses and the benefit of unrecognized tax losses.

11. Derivative Instruments

The Company’s only derivative instruments are 11,000,000 warrants, the exercise price for which are denominated in a currency other than the Company’s functional currency, as follows:

•                  5,500,000 Series A warrants exercisable at Cdn$1.25 and expire on October 20, 2010.

•                  5,500,000 Series B warrants exercisable at Cdn$1.50 and expire on October 20, 2010.

These warrants have been recorded at their relative fair values at issuance and will continue to be recorded at fair value at each subsequent balance sheet date.  Any change in value between reporting periods will be recorded as other income (expense).  These warrants will continue to be reported as a liability until such time as they are exercised or expire.  The fair value of these warrants is estimated using the Black-Scholes-Merton option-pricing model.

As of January 1, 2009, the grant date fair value of these warrants in the amount of $2,464,000 was reallocated from additional paid-in-capital and a derivative liability was recorded in the amount of $587,950, being the fair value of the warrants on January 1, 2009 offset by an adjustment to accumulated deficit of $1,876,050.

As of June 30, 2009 and March 31, 2009, the fair value of the warrants was determined to be $1,397,000 and $1,064,800, respectively; accordingly, the Company recorded $332,200 and $809,050 in other expense for the three and six months ended June 30, 2009, respectively, related to the change in the fair value of these warrants.  There is no cash flow impact for these derivates until the warrants are

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[Expressed in U.S. dollars, unless otherwise noted]

Information as at June 30, 2009 and for the three and six months ended

June 30, 2009 and 2008 is unaudited

exercised.  If these warrants are exercised, the Company will receive the proceeds from the exercise at the current exchange rate at the time of exercise.

12. Reconciliation of U.S. GAAP to Canadian GAAP

The consolidated financial statements of the Company are prepared in U.S. dollars in accordance with U.S. GAAP. The following adjustments and disclosures would be required in order to present these consolidated financial statements in accordance with Canadian GAAP:

Income Statement Items using Canadian GAAP

	Three months		Six months
	ended		ended
	June 30,		June 30,
	2009	2008	2009	2008
	$	$	$	$

NET LOSS USING UNITED STATES GAAP	(4,928,130)	(1,549,979)	(10,722,008)	(3,036,125)
Add:
Adjustment for stock based compensation on SARs [i]	35,925	—	67,710	—
Adjustment for unrealized loss on derivative [ii]	332,200	—	809,050	—
NET LOSS USING CANADIAN GAAP	(4,560,005)	(1,549,979)	(9,845,248)	(3,036,125)

NET AND COMPREHENSIVE LOSS PER SHARE USING CANADIAN GAAP - basic and diluted	$(0.04)	$(0.04)	$(0.09)	$(0.07)

Balance Sheet Items using Canadian GAAP

	June 30, 2009		December 31, 2008
	U.S.	Canadian	U.S.	Canadian
	GAAP	GAAP	GAAP	GAAP
	$	$	$	$

Accrued liabilities [i]	6,756,408	6,492,099	7,595,116	7,579,517
Derivative liability [ii]	1,397,000	—	—	—
Total current liabilities [i] and [ii]	14,123,538	12,642,229	15,209,323	15,192,724
Total liabilities [i] and [ii]	15,435,012	13,953,703	16,724,104	16,707,505
Accumulated deficit [i] and [ii]	(34,885,485)	(34,517,360)	(26,039,527)	(26,022,928)
Total shareholders’ equity [i] and [ii]	26,316,039	26,684,164	37,013,578	37,030,177

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[Expressed in U.S. dollars, unless otherwise noted]

Information as at June 30, 2009 and for the three and six months ended

June 30, 2009 and 2008 is unaudited

Cash Flows Items using Canadian GAAP

	Three months		Six months
	ended		ended
	June 30,		June 30,
	2009	2009	2009	2009
	U.S.	Canadian	U.S.	Canadian
	GAAP	GAAP	GAAP	GAAP
	$	$	$	$

Net loss [i] and [ii]	(4,928,130)	(4,560,005)	(10,722,008)	(9,845,248)
Stock-based compensation [i]	361,836	325,911	615,579	547,869
Unrealized loss on derivative [ii]	332,200	—	809,050	—

There were no material differences in cash flow items using Canadian GAAP for the three and six months ended June 30, 2008.

Areas of material difference between Canadian GAAP and U.S. GAAP and their impact on the consolidated financial statements are as follows:

[i]   Stock Appreciation Rights (“SARs”)

•                  Under U.S. GAAP, the Company recognizes a liability and compensation expense for the fair value of the SARs on each reporting date.

•                  Under Canadian GAAP, the Company recognizes a liability and compensation expense for the “in the money” value of the SARs on each reporting date.

[ii]   Derivative Liability

•                  CICA Handbook Section 3861, Financial Instruments — Disclosure and Presentation, establishes standards for presentation of financial instruments and non-financial derivatives, and identifies the information that should be disclosed about them.  The revisions change the accounting for certain financial instruments that have liability and equity characteristics.

•                  Under U.S. GAAP, the Company recognizes a derivative liability on the consolidated balance sheets for the fair value of all convertible instruments with an exercise price denominated in a currency other than the Company’s functional currency.  The Company fair values this liability on each reporting date with the corresponding entry to unrealized gain (loss) on derivative on the consolidated statement of operations.

•                  Under Canadian GAAP, the Company fair values these convertible instruments on the grant date and includes them within additional paid in capital on the consolidated balance sheets.  The Company does not recognize any changes in fair value.

In addition, recent Canadian GAAP accounting pronouncements that may impact the Company’s disclosure requirements are as follows:

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[Expressed in U.S. dollars, unless otherwise noted]

Information as at June 30, 2009 and for the three and six months ended

June 30, 2009 and 2008 is unaudited

CICA Handbook Section 1535 — Capital Disclosures

The Company manages the following accounts in regards to capital management:

	June 30,	December 31,
	2009	2008
	$	$

Shareholders’ equity
Share capital	7,037,290	6,762,097
Additional paid in capital	54,373,484	56,500,258
Promissory note receivable	(209,250)	(209,250)
Accumulated deficit	(34,885,485)	(26,039,527)
	26,316,039	37,013,578

(The figures in the table above are presented in accordance with U.S. GAAP.)

The Company’s outstanding share capital is comprised of Shares.  At June 30, 2009, an unlimited number of Shares were authorized and 110,517,595 (December 2008 - 110,084,044) Shares were issued and outstanding. Approximately 60% of the Shares are held by insiders, and the remaining Shares are widely held.  Further information on the Company’s outstanding share capital is provided in note 8 of these consolidated financial statements.

At June 30, 2009, a total of 8,433,270 stock options, 26,716 restricted share units, 16,197,500 warrants, 907,005 retention warrants and 1,690,000 SARs were outstanding, which convertible securities cumulatively represented approximately 25% of the Company’s issued and outstanding share capital. Pursuant to guidelines set by the Company’s respective equity plans:

•                  The maximum number of Shares available for issuance upon exercise of stock options is limited to the greater of 12.5% of the issued and outstanding Shares and 4,000,000;

•                  The maximum number of Shares that may be issued pursuant to awards of restricted share units is 1,000,000;

•                  The maximum number of Shares available for issuance pursuant to the exercise of retention warrants is limited to 2,500,000; and

•                  The maximum number of Shares available for issuance pursuant to the exercise of SARs is limited to the greater of 5% of the issued and outstanding Shares and 4,150,000.

The Company is in compliance with these guidelines.

The Company’s objective in managing capital is to ensure a sufficient liquidity position to finance its revenue growth, general and administrative expenses, working capital and capital expenditures.

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[Expressed in U.S. dollars, unless otherwise noted]

Information as at June 30, 2009 and for the three and six months ended

June 30, 2009 and 2008 is unaudited

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

The capital management objectives for the period ended June 30, 2009 remained the same as those of the previous fiscal period.

The Company is not subject to any externally imposed capital requirements.

CICA Handbook Sections 3862 and 3863 — Financial Instruments — Disclosures and Presentation

The Company’s financial instruments are comprised of cash and cash equivalents, accounts receivable, other receivables, accounts payable, other accrued liabilities and amounts due to/from related party.

The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties.

The fair value of assets and liabilities were as follows:

	June 30,	December 31,
	2009	2008
	$	$

Financial Assets
Held-for-Trading
Cash and cash equivalents	17,733,529	27,323,021
Loans and Receivables
Accounts receivable	1,816,865	2,284,242
Other receivables	664,302	227,711
Due from related parties	273,199	324,059

Financial Liabilities
Other Financial Liabilities
Accounts payable	2,511,544	4,465,388
Accrued liabilities	6,756,408	7,595,116
Due to related parties	406,589	56,826

All fair values denoted above approximate their carrying values due to their short term nature and/or variable interest rates.

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[Expressed in U.S. dollars, unless otherwise noted]

Information as at June 30, 2009 and for the three and six months ended

June 30, 2009 and 2008 is unaudited

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

The following table sets out details of the age of accounts receivable that are outstanding and related allowance for doubtful accounts:

	June 30,	December 31,
	2009	2008
	$	$

Current	1,380,478	1,697,271
31-60 days	132,668	287,070
61-90 days	105,888	105,525
Over 90 days	326,907	484,914
Less: Allowance for doubtful accounts	(129,076)	(290,538)
Total accounts receivable, net	1,816,865	2,284,242

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[Expressed in U.S. dollars, unless otherwise noted]

Information as at June 30, 2009 and for the three and six months ended

June 30, 2009 and 2008 is unaudited

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

In February 2008, the CICA Accounting Standards Board confirmed that the changeover to IFRS from Canadian GAAP will be required for publicly accountable enterprises, effective for the interim and annual financial statements relating to fiscal years beginning on or after January 1, 2011.  The Company became an SEC issuer effective June 8, 2009 and expects to continue to use U.S. GAAP until the date that IFRS is implemented in the United States, which is currently estimated to occur no sooner than 2014.

13. Subsequent Events

We evaluated subsequent events through August 13, 2009 when the financial statements were issued.

[i] On June 4, 2009, NeuLion, Inc. changed its name to NeuLion USA, Inc.  On July 13, 2009, JumpTV Inc. changed its name to NeuLion, Inc.  In conjunction with the name change, the stock symbol was changed from “JTV” to “NLN.”

[ii] On July 31, 2009, the Company determined that its wholly owned subsidiary, Cycling TV Limited, had not met certain revenue milestones as detailed in the purchase agreement between the two parties dated July 31, 2007.  As such, the Company intends to cancel 1,840,097 Shares held in escrow pursuant to such agreement.  Additionally, the Company intends to cancel another 1,840,097 Shares held in escrow for NeuLion USA shareholders pursuant to the merger agreement between the two parties dated June 26, 2008, which Shares were to be issued if Cycling TV Limited had achieved its revenue milestones.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

On June 4, 2009, NeuLion, Inc. changed its name to NeuLion USA, Inc. (“NeuLion USA”).  On July 13, 2009, JumpTV Inc. changed its name to NeuLion, Inc. (the “Company” or “NeuLion”).  In conjunction with the name change, the stock symbol was changed from “JTV” to “NLN.”  This MD&A reflects the name changes described above as they are effective as of the date of filing.

The following Management’s Discussion & Analysis (“MD&A”) of NeuLion’s financial condition and results of operations, prepared as of August 13, 2009, should be read in conjunction with the Company’s unaudited consolidated financial statements and accompanying notes for the three and six months ended June 30, 2009 and 2008, which have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”).  For additional information and details, readers are referred to the Company’s Annual Audited Financial Statements, Annual Information Form (“AIF”) and MD&A for 2008 which can be found on www.sedar.com and its Form 10 filed on http://www.sec.gov/edgar.shtml.  All dollar amounts are in U.S. dollars (“US$” or “$”) unless stated otherwise.

On October 20, 2008, NeuLion USA, a Delaware corporation, completed a merger with a subsidiary of NeuLion, a Canadian corporation (the “Merger”), that was accounted for as a reverse takeover.  As a result of the Merger, NeuLion USA became the legal subsidiary of NeuLion, and NeuLion was required to register its common shares in the United States under Section 12 of the Securities Exchange Act of 1934, as amended.  On June 8, 2009, its Registration Statement on Form 10 became effective.

Our MD&A is intended to enable readers to gain an understanding of NeuLion’s current results and financial position.  To do so, we provide information and analysis comparing the results of operations and financial position for the current three and six-month periods to those of the preceding comparable three and six-month periods.  We also provide analysis and commentary that we believe is required to assess the Company’s future prospects.  Accordingly, certain sections of this report contain forward-looking statements that are based on current plans and expectations.  These forward-looking statements are affected by risks and uncertainties that are discussed in the AIF and Form 10, and could have a material impact on future prospects.  Readers are cautioned that actual results could vary.

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

Forward-looking statements involve significant risk, uncertainties and assumptions.  Many factors could cause actual results, performance or achievements to differ materially from the results discussed or implied in the forward-looking statements.  These factors should be considered carefully and readers should not place undue reliance on the forward-looking statements.  Although the forward-looking statements contained in this MD&A are based upon what management believes to be reasonable assumptions, the Company cannot assure readers that actual results will be consistent with these forward-looking statements.  These forward-looking statements are made as of the date of this MD&A, and the Company assumes no obligation to update or revise them to reflect new events or circumstances, except as required by law.  Many factors could cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements that may be expressed or implied by such forward-looking statements, including: general economic and market segment conditions, competitor activity, product capability and acceptance, international risk and currency exchange rates and technology changes.  More detailed assessment of the risks that could cause actual results to materially differ from current expectations is contained in the “Risk Factors” section of the AIF and Form 10.

MERGER AND REVERSE TAKE-OVER

On October 20, 2008, the Company completed the Merger with NeuLion USA, an end-to-end IPTV service provider of live and on-demand sports, international and religious programming over the Internet to a computer and/or through a set top box (“STB”) to a television.  Under the terms of the Merger, NeuLion issued 49,577,427 common shares directly, as well as 1,840,097 common shares subject to a performance escrow relating to a prior acquisition, which represented approximately the entire issued and outstanding common shares of NeuLion prior to closing, to the securityholders of NeuLion USA in exchange for their NeuLion USA securities.  The common shares of NeuLion are referred to herein as “Shares,” or each individually as a “Share.”  Pursuant to the Merger, the Company also issued 5,000,000 warrants, fully vested and exercisable for two years at US$0.63, and 2,700,000 employee stock options, vesting in equal monthly amounts over 48 months and exercisable for five years at US$0.60, to employees of NeuLion USA who became employees of the Company.

On October 20, 2008, AvantaLion LLC, an entity controlled by Charles B. Wang, our Chairman and the spouse of Nancy Li, our CEO and the founder and CEO of NeuLion USA, purchased 10,000,000 units from NeuLion’s treasury at a price of Cdn$1.00 per unit. Each unit (a “Unit”) consists of one Share, one-half of one Share purchase warrant exercisable at Cdn$1.25 and one-half of one Share purchase warrant exercisable at Cdn$1.50. The warrants partially comprising the Units are exercisable for a period of two years from the date of issuance. G. Scott Paterson, our Vice Chairman, also purchased 1,000,000 Units on the same terms. The aggregate gross proceeds from the sale of Units (the “Private Placement”) were Cdn$11.0 million or US$9.2 million.

In accordance with Statement of Financial Accounting Standards No. 141 (“SFAS No. 141”), “Business Combinations”, the Company has determined that NeuLion USA was the accounting acquirer and accordingly has accounted for the Merger as a reverse takeover.  Therefore, the financial statements and this MD&A for the three and six months ended June 30, 2009 and 2008 reflect the assets, liabilities and results of operations of NeuLion USA, the accounting acquirer, and only include the assets, liabilities and results of operations of NeuLion, the legal acquirer, subsequent to the reverse takeover on October 20, 2008 (the “Acquired Business”).  This MD&A is issued under the name of the legal acquirer (NeuLion), but is deemed to be a continuation of the accounting acquirer (NeuLion USA).

OVERVIEW

The Company is an IPTV service and technology provider that builds and manages private networks for companies interested in reaching specific target audiences. The Company provides an “end-to-end”

IPTV service of live and on-demand sports, international television content and family programming. “IPTV” refers to the distribution over an IP network of streamed audio, video and other multimedia content, similar to television programming content, using industry standard streaming protocols.

This end-to-end enterprise technology solution enables the distribution of IPTV content to subscribers and pay-per-view customers for viewing on multiple platforms, including Internet-connected browser-based devices such as personal computers, laptops and mobile devices and standard television sets through Internet-connected STBs.

The Company’s business model has evolved from its inception in December 2003 as a professional services provider to becoming an end-to-end provider of the following IPTV services:

•                  content management — encoding of various digital and analog TV and video formats,

•                  subscriber management — managing subscriber access and control of subscriber accounts,

•                  digital rights management — preserving the integrity of the content and protecting it from unauthorized access,

•                  billing services — enabling customers to view subscription accounts, providing pay-per-view transactional billing, payment processing and advertising insertion, and

•                  delivery — delivering streamed audio, video and other multimedia content anywhere, anytime through the Company’s IPTV service and infrastructure

This evolution commenced in 2006 and is the one of the reasons for the increase in revenue, cost of sales and expenses over the past 3 years.

Through the acquisition of the Acquired Business on October 20, 2008, the Company has expanded its portfolio of content from professional sports (the National Hockey League (“NHL”) and the National Football League (“NFL”)), international content (Chinese programming through KyLinTV) and faith based programming (Sky Angel) to include college sports, cycling events, soccer events and additional international channels.

The Company’s success is dependent upon several factors, including securing contractual relationships, maintaining technological advantage in a rapidly changing industry and efficiently operating the distribution network.

Revenue

The Company earns revenue in two areas: services revenue and equipment revenue.  Services revenue includes subscription revenue, eCommerce revenue and technology services revenue.  Equipment revenue includes the sale of STBs and related shipping.  These are described in detail in the Operations section.

Customer relationships

The Company has two types of relationships — business-to-consumer (“B2C”) and business-to-business (“B2B”).

The B2C relationships are more individual consumer oriented.  The Company has signed distribution agreements with individual channel or content providers in exchange for royalty payments to such providers.  The Company then markets the content on one (or more) of the targeted websites that the company has developed which are focused on a specific diaspora community (e.g. Talfazat, LLC for the

Middle East community; TV-Desi, Inc. for the South Asian community), as well as on the general Company website for purchase by an end user.   The Company often aggregates the content into bundles or packages of similar interest.  The Company incurs marketing expenses in promoting the availability of the content.  The Company expects to have this group of customer relationships migrate to a B2B relationship over time through partnerships and/or affiliates (partially or wholly owned) that group the content into similar interests.

The B2B relationships have been the focus of the Company in the past and are expected to be the focus in the future.  A B2B relationship is focused on providing an end-to-end solution to a customer to enable that customer to provide IPTV to its end users.  This type of relationship is different than above in that the B2B customer typically aggregates the content, negotiates the licensing rights and markets directly the availability of the content.  This customer avails itself of the full services of the Company in delivery to its end users.  This type of relationship is typical in the professional and sports properties and the Sky Angel agreements.

Products

Sports Programming

The Company offers live and on-demand sports content.  The Company has content and distribution agreements with leading professional and collegiate sports properties.  Amongst professional sports leagues, the Company counts the NFL, the NHL, the American Hockey League, and Universal Sports as clients.  The Company also owns IPTV rights to distribute in North America live streaming of South American Fédération Internationale de Football Association World Cup Qualifier games in 2009.  The Company also operates a portfolio of sports-oriented web sites, including Jumptv.com, Sportsya.com, Cycling.tv and CollegeSportsDirect.com.  On the collegiate landscape, the Company is the premier partner for National Collegiate Athletic Association colleges and universities, with agreements in place with approximately 170 colleges, universities or related sites.

Ethnic/International and Specialty Programming

The Company also offers what is referred to in the industry as “ethnic television,” which the Company defines as television directed at a specific diaspora community, as determined by a shared nationality, language or culture, and generally excluding communities for which English is the primary language.  The Company has license agreements directly with television broadcasters (referred to as “channel partners”) representing approximately 150 channels in 35 countries that give the Company rights to stream, predominantly on an exclusive world-wide basis and generally for an initial four-year term, the channel partners’ live linear television feeds over the public Internet.

Distribution Methods

The Company distributes content through two primary distribution methods:

•                  Internet-connected browser-based devices such as personal computers, laptops and mobile devices; and

•                  Standard television through the Company’s Internet-connected STBs.

Both of the Company’s distribution methods take advantage of an open IPTV network, the public Internet.  As a result, content delivered by the Company is available globally and is potentially unlimited in breadth.

Industry and Business Trends

There have been no significant changes in industry and business trends from the Company’s 2008 annual MD&A.

Overall Performance — Overview

The Company uses the term “organic” to refer to the period-over-period changes in its revenues and expenses, excluding the revenues and expenses of the Acquired Business.  This permits readers to better compare current year and prior year revenues and expenses, and to understand changes that have occurred, without regard to the effect of the Merger.

Three months ending June 30, 2009

Revenue for the three months ended June 30, 2009 was $6.5 million, up 117% from $3.0 million for the three months ended June 30, 2008.  The revenue growth of $3.5 million was due to an increase in services revenue of $4.6 million, offset by a decrease in our equipment revenue of $1.1 million.   In part, the revenue growth is due to the acquisition of the Acquired Business, which contributed $3.3 million of the growth.  The organic increase (excluding the results of the Acquired Business) in services revenue is consistent with the increasing scope of operations.  As the number of subscribers increases, there is a cumulative effect of increasing subscriber revenue on a quarter over quarter basis.  The decrease in equipment revenue is a result of the uneven nature of this revenue stream — customers often place large single orders made to meet minimum order requirements, to manage the lead time between ordering and shipping and to minimize the related shipping costs.  The lead time on new orders is approximately 12 weeks from placing an order to receipt of goods.  The purchase by customers of STBs is a leading indicator of future subscriptions.  On a pro forma basis, as described in note 3 of the financial statements, revenue decreased from $6.6 million to $6.5 million due to a decline in revenue in the Acquired Business of $0.4 million, offset by organic growth of $0.3 million.

Our net loss for the three months ended June 30, 2009 was $4.9 million, or a loss of $0.04 per basic and diluted share, compared with a net loss of $1.5 million or a loss of $0.04 per basic and diluted share for the three months ended June 30, 2008.  The increase in net loss of $3.4 million was due to the following:

•                  Increase in organic loss of $0.6 million (excluding non-cash expenses)

•                  Net loss in the Acquired Business of $1.8 million (excluding non-cash expenses)

•                  Increased non-cash expenses of $1.0 million (detailed below in the Net Loss to EBITDA reconciliation)

On a pro forma basis (as if the merger had occurred on January 1, 2008), our net loss for the three months ended June 30, 2008 was $12.4 million or a loss of $0.29 per basic and diluted share.   The decrease in net loss of $7.5 million was due to the following:

•                  Increase in organic loss of $0.6 million (excluding non-cash expenses)

•                  Reduction in net loss in the Acquired Business of $7.6 million (excluding non-cash expenses)

•                  Reduction in non-cash expenses of $0.5 million

Our non-GAAP Adjusted EBITDA loss was $3.2 million for the three months ended June 30, 2009 compared with a non-GAAP Adjusted EBITDA loss of $0.8 million from the three months ended

June 30, 2008.  The increase is non-GAAP Adjusted EBITDA loss is due to the cash impact of the items noted above.  On a pro forma basis, our non-GAAP Adjusted EBITDA loss decreased from a loss of $10.4 million to a loss of $3.2 million for the three months ended June 30, 2009.  This decrease is due to cost reductions in most areas of the Acquired Business offset by the increased organic costs.

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

The reconciliation from net loss to non-GAAP Adjusted EBITDA loss is as follows:

	Three months ended June 30,
			Pro forma
	2009	2008	2008
	$	$	$

Net loss for the period	(4,928,130)	(1,549,979)	(12,368,106)

Add back:
Depreciation and amortization	1,037,014	238,925	897,118
Stock-based compensation	361,836	—	747,283
Unrealized loss on derivative	332,200	—	—
Equity in loss of affiliate	—	521,144	521,144
Investment income and foreign exchange gain	(50,792)	(923)	(220,877)

Non-GAAP Adjusted EBITDA loss	(3,247,872)	(790,833)	(10,423,438)

Six months ending June 30, 2009

Revenue for the six months ended June 30, 2009 was $13.0 million, up 165% from $4.9 million for the six months ended June 30, 2008.  The revenue growth of $8.1 million was primarily due to an increase in services revenue of $9.9 million and was offset by a decrease in our equipment revenue of $1.8 million.   In part, the revenue growth is due to the acquisition of the Acquired Business, which contributed $6.9 million of the growth.  The organic increase (excluding the results of the Acquired Business) in services revenue is consistent with the increasing scope of operations.  As the number of subscribers increases, there is a cumulative effect of increasing subscriber revenue on a quarter over quarter basis.  The decrease in equipment revenue is a result of the uneven nature of this revenue stream — customers often place large single orders made to meet minimum order requirements, to manage the lead time between ordering and shipping and to minimize the related shipping costs.  The lead time on new orders is approximately 12 weeks from order to receipt.  The purchase by customers of STBs is a leading indicator of future subscriptions.  On a pro forma basis, as described in note 3 of the financial statements, revenue increased from $12.1 million to $13.0 million due to organic growth.

Our net loss for the six months ended June 30, 2009 was $10.7 million, or a loss of $0.10 per basic and diluted share, compared with a net loss of $3.0 million or a loss of $0.07 per basic and diluted share for the six months ended June 30, 2008.  The increase in net loss of $7.7 million was due to the following:

•                  Increase in organic loss of $1.9 million (excluding non-cash expenses)

•                  Net loss in the Acquired Business of $3.7 million (excluding non-cash expenses)

•                  Increased non-cash expenses of $2.1 million (detailed below in the Net Loss to EBITDA reconciliation)

On a pro forma basis (as if the merger had occurred on January 1, 2008), our net loss for the six months ended June 30, 2008 was $72.0 million or a loss of $1.69 per basic and diluted share.   The decrease in net loss of $61.3 million was due to the following:

•                  Increase in organic loss of $1.9 million (excluding non-cash expenses)

•                  Elimination of impairment of goodwill and long-lived assets of $48.1 million

•                  Reduction in net loss in the Acquired Business of $14.3 million (excluding non-cash expenses)

•                  Reduction in non-cash expenses of $0.8 million

Our non-GAAP Adjusted EBITDA loss was $7.4 million for the six months ended June 30, 2009 compared with a non-GAAP Adjusted EBITDA loss of $1.6 million from the six months ended June 30, 2008.  The increase is non-GAAP Adjusted EBITDA loss is due to the cash impact of the items noted above.  On a pro forma basis, our non-GAAP Adjusted EBITDA loss decreased from a loss of $20.2 million to a loss of $7.4 million for the six months ended June 30, 2009.  This decrease is due to cost reductions in most areas of the Acquired Business offset by the increased organic costs as noted above.  The reconciliation from net loss to non-GAAP Adjusted EBITDA loss is as follows:

	Six months ended June 30,
			Pro forma
	2009	2008	2008
	$	$	$

Net loss for the period	(10,722,008)	(3,036,125)	(71,970,596)

Add back:
Impairment of goodwill	—	—	47,882,317
Impairment of long-lived assets	—	—	173,786
Depreciation and amortization	2,051,695	433,988	1,753,840
Stock-based compensation	615,579	—	1,540,219
Unrealized loss on derivative	809,050	—	—
Equity in loss of affiliate	—	978,826	978,826
Investment income and foreign exchange gain	(192,243)	(1,738)	(555,703)

Non-GAAP Adjusted EBITDA loss	(7,437,927)	(1,625,049)	(20,197,311)

OPERATIONS

Revenue

The Company earns revenue in four broad categories:

•                  Subscriber revenue, which is recognized over the period of service or usage.

•                  eCommerce revenue, which is recognized as the service is performed.

•                  Technology services revenue, which consists of the set up and transcoder revenue and is recognized over the life of the contract.

•                  Equipment revenue, which is recognized when title of the STB passes to the customer.

Services revenue includes subscriber revenue, ecommerce revenue and technology services revenue.  While our revenues have been growing due to the organic growth in our existing business and the Merger, we are uncertain as to how our revenues will be impacted by the current downturn in the global economy.

Cost and Expenses

Cost of Services Revenue

Cost of services revenue primarily consists of:

•                  Cost of Subscriber revenue, which consists of three primary components:

•                  Royalty payments

•                  Network operating costs

•                  Bandwidth usage fees

•                  Cost of eCommerce revenue, which consists of:

•                  Merchandising, donor and ticket sales, which has no associated cost — revenue is booked on a net basis

•                  Cost of Advertising revenue is subject to revenue shares with the content provider

•                  Cost of Technology services revenue, which consists of:

•                  Third party transcoder software purchased

•                  Maintenance costs for transcoders

Cost of Equipment Revenue

Equipment revenue consists of the sale of STBs to content partners and/or end users to enable the end user to receive the content over the Internet and display the signal on a television.   Cost of equipment revenue primarily consists of purchases from TransVideo International, Ltd. (“Transvideo”) of the products and parts for resale to customers.  Shipping revenue and costs are included in equipment revenue and cost of equipment revenue, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) costs include:

•                  Wages and benefits — represents compensation for the Company’s full-time and part-time employees as well as fees for consultants who are used by the Company from time to time.

•                  Stock-based compensation — we estimate the fair value of our options, warrants and stock appreciation rights (“Convertible Securities”) for financial accounting purposes using the Black-Scholes-Merton model, which requires a number of subjective assumptions, including the expected life of the Convertible Securities, risk-free interest rate, dividend rate, forfeiture rate and future volatility of the price of our Shares.  We expense the estimated fair value over the vesting period of the Convertible Securities.  The vesting period is normally over a four year period, vesting in an equal amount each month; however, the Board of Directors has the discretion to grant options with different vesting periods.

•                  Marketing — represents expenses for both global and local marketing programs that focus on various target sports properties and ethnic communities.  These initiatives include both on-line and off-line marketing expenditures.  These expenditures also include search engine marketing and search engine optimization.

•                  Professional fees — represents legal, recruiting and accounting fees.

•                  Other SG&A expenses — represents expenses for travel expenses, rent, office supplies, corporate IT services, credit card processing fees and other general operating expenses.

Equity Losses of Affiliate

From January 1, 2008 through June 30, 2009, the Company’s equity interest in KyLinTV was 17.1%.  KyLinTV is an IPTV service provider that is controlled by the Chairman of the Board of Directors of the Company.  The Company also provides KyLinTV with administrative and general corporate support.  Management has determined that as a result of the 17.1% equity interest combined with the services that the Company provides KyLinTV, the Company continues to have significant influence on the operating activities of KyLinTV, therefore the Company continues to account for KyLinTV using the equity method of accounting for investment.

The Company’s proportionate share of the equity loss from KyLinTV has been accounted for as a charge on the Company’s consolidated statements of operations and comprehensive loss.   Due to KyLinTV’s accumulated losses, the investment has been reduced to zero as at December 31, 2008.  No further charges will be recorded as the Company has no obligation to fund the losses of KyLinTV.

SELECTED INTERIM INFORMATION

The selected interim consolidated financial information set out below for the eight most recently completed quarters has been derived from the Company’s unaudited interim consolidated financial statements and accompanying notes posted on www.sedar.com.  Readers should read the following information in conjunction with those statements and related notes.

	2009		2008				2007
	Q2	Q1	Q4	Q3	Q2	Q1	Q4	Q3
	$	$	$	$	$	$	$	$
Income Statement Data:
Revenue	6,462,438	6,574,026	5,807,550	2,699,041	2,987,128	1,949,620	5,284,485	1,280,839
Cost of revenue	3,293,481	3,844,483	3,205,272	1,534,807	1,753,689	1,145,381	3,822,315	845,732
Net loss for the period	(4,928,130)	(5,793,878)	(7,223,468)	(1,377,667)	(1,549,979)	(1,486,146)	(164,690)	(1,263,525)
Basic and diluted loss per share	(0.04)	(0.05)	(0.13)	(0.03)	(0.04)	(0.03)	0.00	(0.03)

The selected interim information for the periods from Q3 2007 to Q3 2008 represents income statement data for NeuLion USA, excluding the Acquired Business.  For the periods from Q4 2008 (subsequent to October 20, 2008) to Q2 2009, the selected interim information represents income statement data including the Acquired Business.

The increase in revenue and the decrease in net loss quarter over quarter that occurred in Q4 2007 was primarily the result of the sale of STBs.  The sale of STBs quarter of quarter is very uneven in nature.  Customers often place large orders to meet minimum order requirements to manage the lead time between ordering and shipping and to minimize the shipping costs.  The lead time on new orders is approximately 12 weeks from order to receipt.  We sell our STBs to customers (who in turn sell or give them to new users) and also sell directly to users.  The demand for STBs is driven by new subscribers and the level of inventory carried by our customers.  Initial orders by new customers and new users will impact the trend of STB revenues.  The Company expects STB revenue to have a much slower growth rate than services revenue.  Services revenue is recurring (monthly) revenue whereas STB revenue is earned on new customers and/or subscribers.

RESULTS OF OPERATIONS

Comparison of Three Months Ended June 30, 2009 to Three Months Ended June 30, 2008

Our interim consolidated financial statements for our three months ended June 30, 2009 and 2008 have been prepared in accordance with U.S. GAAP.  Included in note 12 of the financial statements is the reconciliation between our consolidated financial statements prepared in accordance with U.S. GAAP and Canadian GAAP.

	2009	2008	Change
	$	$	%
Revenue
Services revenue	6,038,405	1,357,581	345%
Equipment revenue	424,033	1,629,547	-74%
Total Revenue	6,462,438	2,987,128	116%

Costs and expenses
Cost of service revenue, exclusive of depreciation and amortization shown separately below	2,907,965	468,500	521%
Cost of equipment revenue	385,516	1,285,189	-70%
Selling, general and administrative, including stock-based compensation	6,778,665	2,024,272	235%
Depreciation and amortization	1,037,014	238,925	334%
	11,109,160	4,016,886	177%
Operating loss	(4,646,722)	(1,029,758)	351%

Other income (expense)
Unrealized loss on derivative	(332,200)	—	—
Gain on foreign exchange	2,991	—	—
Investment income	47,801	923	5079%
Equity loss in affiliate	—	(521,144)	-100%
	(281,408)	(520,221)	-46%
Net and comprehensive loss for the period	(4,928,130)	(1,549,979)	218%

Revenue

Services Revenue

Services revenue includes revenue from subscribers, eCommerce and technology services.  Services revenue increased from $1.4 million for the three months ended June 30, 2008 to $6.0 million for the three months ended June 30, 2009.  The increase is a combination of the organic growth in services revenue and the effect of the Merger on October 20, 2008. The organic growth in our services revenue was $1.3 million.  The Acquired Business comprised $3.3 million of total services revenue for the quarter.

Subscriber revenue increased from $1.1 million for the three months ended June 30, 2008 to $4.2 million for the three months ended June 30, 2009.  The increase is a combination of the growth in subscribers and the effect of the Merger on October 20, 2008. The organic growth in our subscriber revenue was $1.0 million.  The organic increase was a result of $0.4 million in revenue generated from 21 new customers.  The increase in revenue is due to the recurring revenue effect of adding new users, while still retaining existing users.   The Acquired Business comprised $2.1 million of total subscriber revenue for the period.

eCommerce revenue increased from zero for the three months ended June 30, 2008 to $0.8 million for the three months ended June 30, 2009.  The Acquired Business comprised all of eCommerce revenue for the period.

Technology services revenue increased from $0.3 million for the three months ended June 30, 2008 to $1.0 million for the three months ended June 30, 2009.  The increase is a combination of the growth in technology services revenue and the effect of the Merger on October 20, 2008. The organic growth in our technology services revenue was $0.3 million.   As new customers begin streaming video or develop their user interface, we earn technology services revenue.  This revenue is recognized over the life of the contractual relationship.  The Acquired Business comprised $0.4 million of total technology services revenue for the period.

Equipment Revenue

Equipment revenue decreased from $1.6 million for the three months ended June 30, 2008 to $0.5 million for the three months ended June 30, 2009.  The decrease in equipment revenue is a result of the uneven nature of the revenue stream; customers often place large single orders to meet minimum order requirements to manage the lead time between ordering and shipping and to minimize the related shipping costs.  The lead time on new orders is approximately 12 weeks from order to receipt.  The timing of specific orders is not consistent period over period.  We sell our STBs to customers, who in turn sell or give them to new users, and also sell directly to users.  The demand for STBs is driven by new subscribers and the level of inventory carried by our customers.  Our customers do no have the right of return on purchased STBs.  Initial orders by new customers and new users will impact the trend of STB revenues.  The Company expects STB revenue to have a much slower growth rate than services revenue.  Services revenue is recurring (monthly) revenue whereas STB revenue is earned on new customers and/or subscribers.

Cost and Expenses

Cost of Services Revenue

Cost of services revenue increased from $0.5 million or 36% of service revenue for the three months ended June 30, 2008 to $2.9 million or 48% of service revenue for the three months ended June 30, 2009.  This increase was a combination of the costs associated with increased revenue and the effect of the Merger on October 20, 2008.  The Acquired Business comprised $1.9 million of total costs of services revenue for the period.

Organic cost of services revenue increased from $0.5 million or 36% for the three months ended June 30, 2008 to $1.0 million or 37% for the three months ended June 30, 2009.  The increase was a result of increased revenue and higher costs for bandwidth due to higher usage by existing subscribers and the costs associated with new customers.  Subscriber revenue, a component of services revenue, increased as a percentage of total services revenue and has higher costs associated with it than other types of services revenue.  Management expects to maintain cost of services revenue at between 50% and 60% of services revenue, including the Acquired Business, based on the mix of service revenue and as economies of scale are realized.

Cost of Equipment Revenue

Cost of equipment revenue decreased from $1.3 million for the three months ended June 30, 2008 to $0.4 million for the three months ended June 30, 2009 on lower revenue.  Cost of equipment revenue is directly variable with changes in revenue.  Cost of equipment revenue as a percentage of equipment revenue increased from 81% for the three months ended June 30, 2008 to 91% for the three months ended June 30, 2009.

Selling, General and Administrative Costs

Selling, general and administrative costs increased from $2.0 million for the three months ended June 30, 2008 to $6.8 million for the three months ended June 30, 2009.  The Acquired Business accounted for $3.6 million of the total increase of $4.8 million in selling, general and administrative costs for the period.  The individual variances are due to the following:

•                  Wages and benefits increased from $1.3 million for the three months ended June 30, 2008 to $4.8 million for the three months ended June 30, 2009.    The Acquired Business accounted for $2.1 million of the total increase of $3.5 million in wages and benefits for the period. The organic increase of $1.4 million was primarily related to the increase in employees to support the increased revenue and the Merger with the Acquired Business.  In conjunction with the Merger, the Company added senior management and provided market level compensation for the CEO.

•                  Stock-based compensation expense increased from zero for the three months ended June 30, 2008 to $0.4 million for the three months ended June 30, 2009.  This increase was due to the assumption of convertible instruments in conjunction with the Merger and the Company granting convertible instruments to employees subsequent to the Merger.

•                  Marketing expenses increased from a nominal amount for the three months ended June 30, 2008 to $0.3 million for the three months ended June 30, 2009.  The Acquired Business accounted for $0.2 million of the total increase of $0.3 million in marketing expenses for the period.  The Acquired Business is more of a business-to-consumer focused business and incurs higher marketing expenses including search engine marketing and search engine optimization on the Internet.

•                  Professional fees decreased from $0.4 million for the three months ended June 30, 2008 to $0.3 million for the three months ended June 30, 2009.  The decrease was primarily related to audit fees for the fiscal years 2005 to 2007 incurred during the three months ended June 30, 2008 and no corresponding cost in 2009.

•                  Other SG&A expenses increased from $0.3 million for the three months ended June 30, 2008 to $1.0 million for the three months ended June 30, 2009.  The increase was related to increased expenses in all categories associated with expanded operations to support the growth in revenue.

Equity Losses of Affiliate

Equity losses of KyLinTV decreased from $0.5 million for the three months ended June 30, 2008 to zero for the three months ended June 30, 2009.  The decrease is as a result of the cumulative losses exceeding the full value of the Company’s investment in 2008.  Due to KyLinTV’s accumulated losses, the investment has been reduced to zero.  The Company still owns its equity position in the affiliate, however the Company is not required to fund any additional losses, and as such no further charges will be incurred.

Depreciation and Amortization

Depreciation and amortization increased from $0.2 million for the three months ended June 30, 2008 to $1.0 million for the three months ended June 30, 2009.   The increase was due to amortization on assets acquired in the Merger ($0.3 million) and the increased capital assets required to support the increased revenue.

Unrealized Loss on Derivative

Unrealized loss on derivative increased from zero for the three months ended June 30, 2008 to $0.3 million for the three months ended June 30, 2009.   The increase was due to the adoption of Emerging Issues Task Force (“EITF”) Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock”, effective January 1, 2009, which required the Company to fair value all convertible instruments denominated in a currency other than the Company’s functional currency.  On January 1, 2009, the grant date fair value of warrants denominated in Canadian dollars of $2.5 million was reallocated from additional paid in capital and a derivative liability was recorded in the amount of $0.6 million with an adjustment to opening accumulated deficit of $1.9 million.  The difference between the fair value at June 30, 2009 of $1.4 million and March 31, 2009 of $1.1 million resulted in an unrealized loss on derivative of $0.3 million.

Comparison of Six Months Ended June 30, 2009 to Six Months Ended June 30, 2008

Our interim consolidated financial statements for our six months ended June 30, 2009 and 2008 have been prepared in accordance with U.S. GAAP.  Included in note 12 of the financial statements is the reconciliation between our consolidated financial statements prepared in accordance with U.S. GAAP and Canadian GAAP.

	2009	2008	Change
	$	$	%
Revenue
Services revenue	12,072,735	2,232,158	441%
Equipment revenue	963,730	2,704,590	-64%
Total Revenue	13,036,465	4,936,748	164%

Costs and expenses
Cost of service revenue, exclusive of depreciation and amortization shown separately below	6,291,844	752,600	736%
Cost of equipment revenue	846,121	2,146,470	-61%
Selling, general and administrative, including stock-based compensation	13,952,006	3,662,727	281%
Depreciation and amortization	2,051,695	433,988	373%
	23,141,666	6,995,785	231%
Operating loss	(10,105,201)	(2,059,037)	391%

Other income (expense)
Unrealized loss on derivative	(809,050)	—	—
Gain on foreign exchange	47,218	—	—
Investment income	145,025	1,738	8244%
Equity loss in affiliate	—	(978,826)	-100%
	(616,807)	(977,088)	-37%
Net and comprehensive loss for the period	(10,722,008)	(3,036,125)	253%

Revenue

Services Revenue

Services revenue includes revenue from subscribers, eCommerce and technology services.  Services revenue increased from $2.2 million for the six months ended June 30, 2008 to $12.1 million for the six months ended June 30, 2009.  The increase is a combination of the organic growth in services revenue and the effect of the Merger on October 20, 2008. The organic growth in our services revenue was $3.0 million.  The Acquired Business comprised $6.9 million of total services revenue for the quarter.

Subscriber revenue increased from $1.7 million for the six months ended June 30, 2008 to $8.5 million for the six months ended June 30, 2009.  The increase is a combination of the growth in subscribers and the effect of the Merger on October 20, 2008. The organic growth in our subscriber revenue was $2.3 million.  Included in the organic increase was $0.6 million in revenue generated from 22 new customers.  The Acquired Business comprised $4.5 million of total subscriber revenue for the period.

eCommerce revenue increased from zero for the six months ended June 30, 2008 to $1.7 million for the six months ended June 30, 2009.  The Acquired Business comprised all of eCommerce revenue for the period.

Technology services revenue increased from $0.5 million for the six months ended June 30, 2008 to $1.9 million for the six months ended June 30, 2009.  The increase is a combination of the growth in technology services revenue and the effect of the Merger on October 20, 2008. The organic growth in our technology services revenue was $0.7 million.   As new customers begin streaming video or develop their user interface, we earn technology services revenue.  This revenue is recognized over the life of the contractual relationship.  The Acquired Business comprised $0.7 million of total technology services revenue for the period.

Equipment Revenue

Equipment revenue decreased from $2.7 million for the six months ended June 30, 2008 to $0.9 million for the six months ended June 30, 2009.  The decrease in equipment revenue is a result of the uneven nature of the revenue stream; customers often place large single orders to meet minimum order requirements to manage the lead time between ordering and shipping and to minimize the related shipping costs.  The lead time on new orders is approximately 12 weeks from order to receipt.  The timing of specific orders is not consistent period over period.  We well our STBs to customers, who in turn sell or give them to new users, and also sell directly to users.  The demand for STBs is driven by new subscribers and the level of inventory carried by our customers.  Our customers do no have the right of return on purchased STBs.  Initial orders by new customers and new users will impact the trend of STB revenues.  The Company expects STB revenue to have a much slower growth rate than services revenue.  Services revenue is recurring (monthly) revenue whereas STB revenue is only on new customers and/or subscribers.

Cost and Expenses

Cost of Services Revenue

Cost of services revenue increased from $0.8 million or 36% of service revenue for the six months ended June 30, 2008 to $6.3 million or 52% of service revenue for the six months ended June 30, 2009.  This increase was a combination of the costs associated with increased revenue and the effect of the Merger on October 20, 2008.  The Acquired Business comprised $4.1 million of total costs of services revenue for the period.

Organic cost of services revenue increased from $0.8 million or 36% for the six months ended June 30, 2008 to $2.2 million or 42% for the six months ended June 30, 2009.  The increase was a result of increased revenue and higher costs for bandwidth due to higher usage by existing subscribers and the costs associated with new customers.  Subscriber revenue, a component of services revenue, increased as a percentage of total services revenue and has higher costs associated with it than other types of services revenue.  Management expects to maintain cost of services revenue at between 50% and 60% of services revenue, including the Acquired Business, based on the mix of service revenue and as economies of scale are realized.

Cost of Equipment Revenue

Cost of equipment revenue decreased from $2.1 million for the six months ended June 30, 2008 to $0.8 million for the six months ended June 30, 2009 on lower revenue.  Cost of equipment revenue is directly variable with changes in revenue.  Cost of equipment revenue as a percentage of equipment revenue increased from 78% for the six months ended June 30, 2008 to 89% for the six months ended June 30, 2009 due to an increase in the proportion of revenue which was sold on a cost recovery basis (shipping and replacement parts).

Selling, General and Administrative Costs

Selling, general and administrative costs increased from $3.6 million for the six months ended June 30, 2008 to $13.9 million for the six months ended June 30, 2009.  The Acquired Business accounted for $7.3 million of the total $10.3 million increase in selling, general and administrative costs for the period.  The individual variances are due to the following:

•                  Wages and benefits increased from $2.8 million for the six months ended June 30, 2008 to $10.0 million for the six months ended June 30, 2009.    The Acquired Business accounted for $4.5 million of the total increase of $7.2 million in wages and benefits for the period. The organic increase of $2.7 million was primarily related to the increase in employees to support the increased revenue and the Merger with the Acquired Business.  In conjunction with the Merger, the Company added senior management and provided market level compensation for the CEO.

•                  Stock-based compensation expense increased from zero for the six months ended June 30, 2008 to $0.6 million for the six months ended June 30, 2009.  This increase was due to the assumption of convertible instruments in conjunction with the Merger and the Company granting convertible instruments to employees subsequent to the Merger.

•                  Marketing expenses increased from a nominal amount for the six months ended June 30, 2008 to $0.5 million for the six months ended June 30, 2009.  The Acquired Business accounted for $0.3 million of the total increase of $0.5 million in marketing expenses for the period.  The Acquired Business is more of a business-to-consumer focused business and incurs higher marketing expenses including search engine marketing and search engine optimization on the Internet.

•                  Professional fees increased from $0.5 million for the six months ended June 30, 2008 to $0.6 million for the six months ended June 30, 2009.  The increase was primarily related to fees incurred in connection with public company reporting compliance.

•                  Other SG&A expenses increased from $0.3 million for the six months ended June 30, 2008 to $2.2 million for the six months ended June 30, 2009.  The increase was related to increased expenses in all categories associated with expanded operations to support the growth in revenue.

Equity Losses of Affiliate

Equity losses of KyLinTV decreased from $1.0 million for the six months ended June 30, 2008 to zero for the six months ended June 30, 2009.  The decrease is as a result of the cumulative losses exceeding the full value of the Company’s investment in 2008.  Due to KyLinTV’s accumulated losses, the investment has been reduced to zero.  The Company still owns its equity position in the affiliate, however the Company is not required to fund any additional losses, and as such no further charges will be incurred.

Depreciation and Amortization

Depreciation and amortization increased from $0.4 million for the six months ended June 30, 2008 to $2.1 million for the six months ended June 30, 2009.   The increase was due to amortization on assets acquired in the Merger ($0.6 million) and the increased capital assets required to support the increased revenue.

Unrealized Loss on Derivative

Unrealized loss on derivative increased from zero for the six months ended June 30, 2008 to $0.8 million for the six months ended June 30, 2009.   The increase was due to the adoption of EITF Issue No. 07-5.  The difference between the fair value at June 30, 2009 of $1.4 million and January 1, 2009 of $0.6 million resulted in an unrealized loss on derivative of $0.8 million.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2009, our principal sources of liquidity include cash and cash equivalents of $17.7 million and trade accounts receivable of $1.8 million. We do not have a credit facility.

At June 30, 2009, approximately 80% of our cash and cash equivalents are held in money market funds and another 8% of our cash and cash equivalents are held in bank accounts with two of the top five Canadian commercial banks.  The Company believes these financial institutions to be secure in the current global economy.  We believe that we will be able to access the remaining balance of bank deposits outside of Canada as these deposits are with large reputable banks. We have and will continue to make a series of short-term investments in term deposits and commercial paper. Our investment policy is to invest in low risk short-term investments which are highly graded commercial paper and term deposits. We have not had a history of any defaults on this commercial paper, nor do we expect any in the future given the grade and short term to maturity of these investments. All commercial paper on hand at June 30, 2009 have been repaid, and subsequently reinvested.  Subsequent to June 30, 2009, the Company transferred $11 million from their Canadian money market accounts into a low risk money market account with a U.S. bank who received an A- rating by Standard & Poor’s and an A2 rating by Moody’s.

Based on our current business plan, internal forecasts and considering the risks that are present in the current global economy, we believe that cash on hand will be sufficient to meet our working capital and operating cash requirements for the next twelve months. The Company is still in the early stage of business.  From the Company’s inception it has incurred substantial net losses.  The Company continues to review its operating structure to reduce costs.  Cash from operations could be affected by various risks and uncertainties, including, but not limited to, the risks detailed in or incorporated by reference in our AIF and our Form 10 in the sections titled “Risk Factors”.

During the six months ended June 30, 2009, the Company’s cash position decreased by $9.6 million.  The Company used $7.2 million to fund operations, $0.5 million to purchase fixed assets and $1.9 million in other working capital changes.

Working Capital Requirements

The net working capital at June 30, 2009 was $8.9 million, a decrease of $9.2 million from the December 31, 2008 net working capital of $18.1 million. The decreased working capital is primarily due to funding operations and the fair value of the derivative liability on June 30, 2009.

Current assets at June 30, 2009 were $23.0 million, a decrease of $10.3 million from the December 31, 2008 balance of $33.3 million. The change is primarily due to a decrease in our cash and cash equivalents of $9.6 million and a decrease in prepaid expenses and deposits of $0.6 million.

Current liabilities at June 30, 2009 were $14.1 million, a decrease of $1.1 million from the December 31, 2008 balance of $15.2 million.

Cash Flows

The Company’s business is still in the early stages, with only a few years of operating history.  As at June 30, 2009, the Company had cash and cash equivalent balances of $17.7 million.  From the Company’s inception, it has incurred net losses and has an accumulated deficit of $34.9 million; management expects these losses to continue in the short term.  The Company will require expenditures of significant funds for marketing, building its subscriber management systems, programming and website development, maintaining adequate video streaming and database software, pursuing and maintaining channel distribution agreements with its channel partners, fees relating to acquiring and maintaining Internet streaming rights to its content and the construction and maintenance of the Company’s delivery infrastructure and office facilities.  There can be no assurance that the Company will ultimately be able to generate sufficient revenue or reduce its costs in the anticipated time frame to become profitable and have sustainable cash flows.

Summary Balance Sheet Data:

	June 30,	December 31,
	2009	2008
	$	$
Current Assets
Cash and cash equivalents	17,733,529	27,323,021
Accounts receivable, net	1,816,865	2,284,242
Taxes receivable	1,008,030	983,253
Other receivable	664,302	227,711
Inventory	291,035	347,600
Prepaid expenses and deposits	1,236,028	1,830,260
Due from related parties	273,199	324,059
Total current assets	23,022,988	33,320,146

Current Liabilities
Accounts payable	2,511,544	4,465,388
Accrued liabilities	6,756,408	7,595,116
Derivative liability	1,397,000	—
Deferred revenue	3,051,997	3,091,993
Due to related parties	406,589	56,826
Total current liabilities	14,123,538	15,209,323

Working capital ratio	1.63	2.19

Comparative Summarized Cash Flows

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
	$	$	$	$

Cash flows provided by (used in) operating activities	(3,751,902)	(286,278)	(9,124,651)	99,129
Cash flows used in investing activities	(149,437)	(55,216)	(531,841)	(1,054,258)
Cash flows provided by financing activities	67,000	250,000	67,000	850,000

Operating Activities

Cash used in operating activities for the six months ended June 30, 2009 was $9.1 million.  Changes in net cash used in operating activities reflect the following:

•                  net loss of $10.7 million for the six months ended; less

•                  non-cash items adjusted to net loss in the amount of $3.5 million, which relates to stock-based compensation, depreciation and amortization and unrealized loss on derivative; and

•                  changes in working capital of $1.9 million.

Investing Activities

Cash used in investing activities for the six months ended June 30, 2009 was $0.5 million.  These funds were used to purchase fixed assets.

Financing Activities

Cash provided by financing activities was $0.1 million for the six months ended June 30, 2009.  The funds were received from stock option exercises.

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

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements as of June 30, 2009.

Financial Instruments

                The Company’s financial instruments are comprised of cash and cash equivalents, accounts receivable, other receivables, taxes receivable, other receivables, deposits, accounts payable, accrued liabilities, amounts due to/from related parties, and deferred revenue.

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

[iii] Credit risk

The Company sells its services to a variety of customers under various payment terms and therefore is exposed to credit risk.  The Company has adopted policies and procedures designed to limit this risk.  The maximum exposure to credit risk at the reporting date is the carrying value of receivables.  The Company establishes an allowance for doubtful accounts that represents its estimate of incurred losses in respect of accounts receivable.  The Company believes that the concentration of credit risk is limited due to the Company’s primary source of revenues to date, being the sale of STBs, for which 50% of monies are received in advance of shipment.

RELATED PARTY TRANSACTIONS

The Company has entered into certain transactions and agreements in the normal course of operations with related parties.  Significant related party transactions are as follows:

TransVideo

Set top box purchases amounted to $193,856 and $589,136 and transcoder licensing fees amounted to $16,000 and $44,000 for the three and six months ended June 30, 2009, respectively.  STB purchases amounted to $1,206,000 and $2,539,000 and transcoder licensing fees amounted to $30,000 and $45,000 for the three and six months ended June 30, 2008, respectively.  Included in cost of equipment revenue is the cost of STBs sold of $229,656 and $598,816 for the three and six months ended June 30, 2009, respectively [three and six months ended June 30, 2008 — $1,206,000 and $1,848,000, respectively].

Patstar, Inc. (“Patstar”)

Rent expense paid by Patstar of $871 and $1,762 is included as a recovery in selling, general and administrative expense for the three and six months ended June 30, 2009, respectively.

KyLinTV, Inc. (“KyLinTV”)

KyLinTV is an IPTV service provider that is controlled by the Chairman of the Board of Directors of the Company.  The Company also provides KyLinTV with administrative and general corporate support.  On June 1, 2008, the Company entered into an agreement with KyLinTV to build and deliver the setup and back office operation of an IPTV service.  The Company also provides KyLinTV with administrative and general corporate support.  For each of the periods presented, the amounts paid for these services provided by the Company for the three and six months ended June 30, 2009 were $150,615 and $301,230, respectively [three and six months ended June 30, 2008 — $383,695 and $769,843, respectively].  During the three and six months ended June 30, 2009, the Company purchased STBs from KyLinTV in the amount of $96,030 and $150,120, respectively.  During the six months ended June 30, 2008, the Company purchased equipment from KyLinTV in the amount of $620,000.

New York Islanders Hockey Club, LP (“New York Islanders”)

The Company has a professional hockey club as a customer, which is owned by the Chairman of the Board of Directors of the Company.   The Company provides IT related professional services to the New York Islanders.

Renaissance Property Associates, LLC (“Renaissance”)

Renaissance is a real estate management company owned by the Chairman of the Board of Directors of the Company.  In June 2009, the Company signed a sublease agreement with Renaissance for office space in Plainview, New York.  Rent expense paid by the Company to Renaissance of $93,419 and $186,837, inclusive of taxes and utilities, is included in selling, general and administrative expense for the three and six months ended June 30, 2009, respectively.

The Company recognized revenue from related parties for the three and six months ended as follows:

	Three months		Six months
	ended		ended
	June 30,		June 30,
	2009	2008	2009	2008
	$	$	$	$

New York Islanders	151,976	60,000	211,976	120,000
Renaissance	30,000	30,000	60,000	60,000
The Smile Train, Inc. (“Smile Train”)	54,000	27,000	54,000	66,000
Hawaii IPTV, LLC (“Hawaii”)	15,017	11,841	31,488	21,234
KyLinTV	485,915	129,535	887,400	129,535
	736,908	258,376	1,244,864	396,769

As at June 30, 2009 and December 31, 2008, the amounts due from (to) related parties are as follows:

	June 30,	December 31,
	2009	2008
	$	$

New York Islanders	43,084	29,189
Renaissance	—	(1,146)
Smile Train	—	27,000
Hawaii	(1,971)	17,527
TransVideo	(404,618)	(55,680)
KyLinTV	228,310	250,343
Patstar	1,805	—
	(133,390)	267,233

Investment in affiliate — KyLinTV

The Company records its investment in KyLinTV using the equity method.

From January 1, 2008 through June 30, 2009, the Company’s equity interest in the affiliate was 17.1%.  As previously discussed, the Company also provides KyLinTV with administrative and general corporate support.  Management has determined that as a result of the 17.1% equity interest combined with the services that the Company provides KyLinTV, the Company continues to have significant influence on the operating activities of KyLinTV, therefore the Company continues to account for KyLinTV using the equity method of accounting for investment.

The Company’s proportionate share of the equity loss from KyLinTV has been accounted for as a charge on the Company’s consolidated statements of operations and comprehensive loss.  Due to KyLinTV’s accumulated losses, the investment has been reduced to zero as at December 31, 2008.  No further charges will be recorded as the Company has no obligation to fund the losses of KyLinTV.

The results of operations and financial position of the Company’s equity basis investment in KyLinTV are summarized below for the three and six months ended June 30:

	Three months		Six months
	ended		ended
	June 30,		June 30,
	2009	2008	2009	2008
	$	$	$	$

Condensed income statement information:
Net sales	2,000,681	1,450,108	3,955,764	2,722,818
Net loss	(1,499,109)	(2,322,292)	(2,979,890)	(4,233,073)

	June 30,	December 31,
	2009	2008
	$	$

Condensed balance sheet information:
Current assets	1,927,203	927,427
Non-current assets	1,634,316	2,411,319
Total assets	3,561,519	3,338,746
Current liabilities	13,266,573	10,063,909
Non-current liabilities	—	—
Equity (deficiency)	(9,705,054)	(6,725,163)
Total liabilities and equity	3,561,519	3,338,746

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

U.S. Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This statement sets forth the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements. SFAS 165 also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date—that is, whether that date represents the date the financial statements were issued or were available to be issued. This statement is effective for interim or annual reporting periods ending after June 15, 2009. During the three months ended June 30, 2009, the Company adopted SFAS 165. The adoption of SFAS 165 did not have a material impact on our interim consolidated financial statements or related footnotes.

In April 2009, the FASB issued FSP No. 107-1 and APB No. 28-1, “Interim Financial Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”), which amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim and annual reporting periods of publicly traded companies. FSP 107-1 also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This interpretation is effective for interim reporting periods ending after June 15, 2009. During the three months ended June 30, 2009, the Company adopted FSP 107-1. The adoption of FSP 107-1 did not have a material impact on our interim consolidated financial statements or related footnotes.

Effective January 1, 2009, the Company adopted EITF No. 07-5.  One of the conclusions reached under EITF 07-5 was that an equity-linked financial instrument would not be considered indexed to the entity’s own stock if the strike price is denominated in a currency other than the issuer’s functional currency. The conclusion reached under EITF 07-5 clarified the accounting treatment for these and certain other financial instruments as it related to FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). EITF 07-5 specifies that a contract that would otherwise meet the definition of a derivative under SFAS 133, would not be treated as a derivative if it met the following conditions: (a) indexed to its own stock and (b) classified in shareholders’ equity in its statement of financial position.

The Company’s only derivative instruments are 11,000,000 warrants, which are denominated in a currency other than the Company’s functional currency as follows:

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

As of June 30, 2009 and March 31, 2009, the fair value of the warrants was determined to be $1,397,000 and $1,064,800, respectively; accordingly, the Company recorded $332,200 and $809,050 in other expense for the three and six months ended June 30, 2009, respectively, related to the change in the fair value of the warrants.  There is no cash flow impact for these derivates until the warrants are exercised.  If the warrants are exercised, the Company will receive the proceeds from the exercise at the current exchange rate at the time of exercise.

All other outstanding convertible instruments are considered to be indexed to our own stock, because their exercise price is the same as our functional currency, and are included in shareholders’ equity.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”), which required enhanced disclosures about an entity’s derivative and hedging activities and was intended to improve the transparency of financial reporting.  SFAS 161 applies to all derivative instruments, including bifurcated derivative instruments and related hedging items accounted for under SFAS 133 and its related interpretations.  SFAS 161 amends and expands the disclosure requirements of SFAS 133 with the intent to provide users of financial statements with an enhanced understanding of:  (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  The provisions of this standard do not require disclosures for earlier periods presented for comparative purposes at initial adoption.  SFAS 161 was effective for fiscal years and interim periods beginning after November 15, 2008.  The Company adopted this new standard effective January 1, 2009.  The required disclosures are included in note 11 to the consolidated financial statements.

Canadian Accounting Pronouncements

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

In February 2008, the CICA Accounting Standards Board confirmed that the changeover to IFRS from Canadian GAAP will be required for publicly accountable enterprises, effective for the interim and annual financial statements relating to fiscal years beginning on or after January 1, 2011.  The Company became an SEC issuer effective June 8, 2009 and expects to continue to use U.S. GAAP until the date that IFRS is implemented in the United States, which is currently estimated to occur no sooner than 2014.

OUTSTANDING SHARE DATA

The Company has total shares outstanding as at August 13, 2009 of 114,201,121.  In addition, the Company has 27,254,507 outstanding options, SARs, restricted share units, warrants and retention warrants, which are each exchangeable for one Share upon exercise.

DISCLOSURE CONTROLS AND CONTROLS OVER FINANCIAL REPORTING

Evaluation of disclosure controls and procedures:

The Company maintains appropriate disclosure controls and procedures and internal controls over financial reporting (each as defined in National Instrument 52-109, Certification of Disclosure in Issuers’ Annual and Interim Filings (“NI 52-109”), of the Canadian Securities Administrators) to ensure that information disclosed externally is complete, reliable and timely. The Company’s Chief Executive Officer and Chief Financial Officer evaluated, or caused an evaluation under their direct supervision of, the design and operating effectiveness of the Company’s disclosure controls and procedures (“DC&P”) and internal controls over financial reporting (“ICFR”) as at June 30, 2009, and have concluded that such DC&P and ICFR were appropriately designed and were operating effectively, except as outlined below.  See “Limitation on scope of design” below.

There were no changes to our ICFR during our last fiscal quarter ended June 30, 2009 that have materially affected, or are reasonably likely to affect, our ICFR.

Limitation on scope of design:

We have limited the scope of design of our internal controls and procedures and internal controls over financial reporting to exclude controls, policies and procedures of NeuLion USA and its subsidiaries, which were acquired as part of the Merger.  The chart below presents the summary financial information of NeuLion USA.

Balance Sheet Data:

June 30,
2009
$
Current assets	3,041,950
Long-term assets	15,232,265
Current liabilities	4,752,171
Long-term liabilities	542,080

Income Statement Data:

	3 months ended	6 months ended
	June 30, 2009	June 30, 2009
	$	$
Total revenue	3,231,642	6,235,903
Total cost of revenue	1,438,822	3,156,775
Net loss for the period	(2,197,348)	(5,012,228)

The scope limitation is in accordance with section 3.3(1)(b) of NI 52-109 to which this MD&A relates, which allows an issuer to limit its design of DC&P and ICFR to exclude controls, policies and procedures of a business that the issuer acquired not more than 365 days prior to the end of the fiscal period.

Item 3.       Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

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

During our most recent fiscal quarter, no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On June 30, 2009, the Company issued Shares, without registration under the Securities Act of 1933, as amended (the “Securities Act”), to certain current and former non-management directors in payment pursuant to the Company’s Directors’ Compensation Plan of their semi-annual directors’ fees for the six-month periods ended December 31, 2008 and June 30, 2009 in the following aggregate amounts:

Current directors

John R. Anderson	76,389
Gabriel A. Battista	27,521
Shirley Strum Kenny	46,568
David Kronfeld	45,775
Charles B. Wang	40,453
Total	236,706

Former directors

Mark Amin	6,618
Curt Marvis	7,721
Total	14,339

The aggregate value of the 251,045 Shares issued to Dr. Kenny and Messrs. Amin, Anderson, Battista, Kronfeld, Marvis and Wang was $158,158 on the date of issuance.  The Company sold these Shares pursuant to the exemption from registration set forth in Section 4(2) of the Securities Act and Regulation D promulgated there under.  This issuance qualified for exemption from registration under the Securities Act because (i) each of the current and former directors was an accredited investor at the time of the sale, (ii) the Company did not engage in any general solicitation or advertising in connection with the sale, and (iii) each of the current and former directors received restricted securities.

On May 27, 2009, a consultant of the Company residing outside the United States exercised 50,000 stock options to purchase 50,000 Shares, with an exercise price of $0.64 per option, for gross proceeds to the Company of $32,000.  The Company offered and sold the Shares in reliance on Regulation S adopted under the Securities Act.

On June 27, 2009, a consultant of the Company residing outside the United States exercised 100,000 stock options to purchase 100,000 Shares, with an exercise price of $0.35 per option, for gross proceeds to the Company of $35,000.  The Company offered and sold the Shares in reliance on Regulation S adopted under the Securities Act.

Between April 1, 2009 and June 30, 2009, the Company issued 16,261 Shares to two former employees and one former consultant as restricted share units vested pursuant to the Company’s Restricted Share Plan.  Under the Restricted Share Plan, the restricted share units vest in equal monthly increments on the last day of each month and are valued on the date of issuance.  The aggregate value attributable to the Shares issued during that period was $9,923.  The Company issued the Shares to the two former employees residing outside the United States in reliance on Regulation S adopted under the Securities Act.  The Company issued the Shares to the one former consultant in the United States in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act for transactions not involving any public offering.

Item 4.  Submission of Matters to a Vote of Security Holders.

On May 13, 2009, the Company held its annual and special meeting of shareholders.  Seven matters were voted upon at the meeting, as described below.

The Company is governed by the Canada Business Corporations Act (“CBCA”).  The CBCA and National Instrument 51-102 — Continuous Disclosure Obligations, promulgated under the Securities Act (Ontario) and other Canadian provincial securities legislation, require that a proxy only provide that securities be voted “for” or “against” the matters specified in the form of proxy, other than the election of directors and the appointment of auditors.  For the election of directors and the appointment of auditors, the proxy must provide that securities be “voted” or “withheld from voting.”

Section 141(1) of the CBCA permits voting by a show of hands.  Section 152(3) of the CBCA, in essence, provides that if less than 5% of the shares to be voted at a meeting will be voted against a particular item of business, the chairperson of a meeting can request that the voting on those matters be by way of a show of hands in lieu of voting by ballot.  As the report of the scrutineers, which was prepared in connection with the meeting, indicated that less than 5% of the shares to be voted at the Company’s annual and special meeting were to be voted against the election of directors and the appointment of auditors, the chairperson of the meeting proceeded with the vote on those two motions by way of a show of hands.

The following table gives a brief description of the matters voted upon at the meeting, states the number of votes cast for and against the first five motions as set forth in the ballot report, and states whether the sixth and seventh motions were approved pursuant to the vote by show of hands.  While they are tabulated, votes withheld, abstentions and broker non-votes are not included in the ballot report.

Description of matter	For	Against
1. To consider and, if appropriate, to pass, with or without variation a special resolution authorizing a change of name of the Company from “JumpTV Inc.” to “NeuLion, Inc.”; all as more specifically set out in the management information circular dated April 7, 2009 (the “Circular”) relating to the meeting	67,918,879	12,550

2.  To consider and, if appropriate, to pass, with or without variation a special resolution authorizing:  (i) at any time from the date of the meeting up to and including May 13, 2011, the Company to apply to the Director under the Canada Business Corporations Act for a letter of satisfaction for the continuance of the Company out of the laws of Canada and the domestication of the Company under the laws of the State of Delaware and Section 388 of the General Corporation Law of the State of Delaware (the “Domestication”) and (ii) in connection with the Domestication, the adoption of the Delaware Certificate of Incorporation and revised by-laws of the Company all as more specifically set out in the Circular

	64,994,913	74,050
3. To consider and, if appropriate, to pass, with or without variation a resolution ratifying and confirming an amendment to the Company’s amended By-law No. 1 (the “By-law”) to amend the notice period for meetings of shareholders to not less than 30 days and not greater than 60 days and to revise the name of the Company in the By-law to “JumpTV Inc.” all as more specifically set out in the Circular	64,998,813	70,150
4. To consider and, if appropriate, to pass, with or without variation a resolution approving certain amendments to the Company’s second amended and restated stock option plan, 2006 stock appreciation rights plan, as amended, amended and restated retention warrants plan and amended and restated directors’ compensation plan, all as more specifically set out in the Circular (excluding 39,341,426 shares held by Charles B. Wang, AvantaLion LLC and Nancy Li)	21,907,787	3,819,750
5. To consider and, if appropriate, to pass with or without variation a resolution approving all unallocated stock options under the Company’s second amended and restated stock option plan, as amended from time to time, all as more specifically set out in the Circular (excluding 39,341,426 shares held by Charles B. Wang, AvantaLion LLC and Nancy Li)	21,816,287	3,911,250

Description of matter	Vote by show of hands

6.  Election of Charles B. Wang, G. Scott Paterson, Nancy Li, Roy E. Reichbach, John R. Anderson, Gabriel A. Battista, Shirley Strum Kenny and David Kronfeld as directors (excluding 39,341,426 shares held by Charles B. Wang, AvantaLion LLC and Nancy Li)

Motion approved
7. Appointment of Ernst & Young LLP (U.S.) as auditors of the Company and authorize the board of directors to fix the remuneration of the auditors	Motion approved

Item 6.  Exhibits.

Exhibit No.	Description
31.1 *	Certification of principal executive officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)

31.2 *	Certification of principal financial officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)

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

NEULION, INC.

Date: August 13, 2009	/s/ Nancy Li
Name: Nancy Li
Title: Chief Executive Officer

Date: August 13, 2009	/s/ Arthur J. McCarthy
Name: Arthur J. McCarthy
Title: Chief Financial Officer