Form 10-Q
period 2009-09-30
NEULION, INC.
filed 2009-11-10
CIK 1387713

STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number:  000-53620

NEULION, INC.

(Exact Name of Registrant as Specified in its Charter)

Canada	98-0469479
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1600 Old Country Road, Plainview, New York	11803
(Address of principal executive offices)	(Zip code)

(516) 622-8300
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer	Smaller reporting company ☒
(Do not check if a smaller reporting company) ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

As of November 10, 2009, there were 116,554,340 shares of the registrant’s common shares, no par value, outstanding.

NEULION, INC.

PART I. FINANCIAL INFORMATION

Item 1.            Financial Statements.

NEULION, INC.

CONSOLIDATED BALANCE SHEETS

[Expressed in U.S. dollars, unless otherwise noted]

	September 30,	December 31,
	2009	2008
	[unaudited]	[audited]
	$	$

ASSETS
Current
Cash and cash equivalents	19,315,256	27,323,021
Accounts receivable, net of allowance for doubtful accounts of $132,222 and $290,538, respectively	1,284,570	2,284,242
Taxes receivable	15,040	983,253
Other receivables	718,475	227,711
Inventory	717,920	347,600
Prepaid expenses and deposits	1,132,328	1,830,260
Due from related parties [note 5]	27,000	324,059
Total current assets	23,210,589	33,320,146
Property, plant and equipment, net	5,233,335	6,474,989
Intangible assets, net	4,789,338	5,749,332
Goodwill	6,846,183	6,846,183
Other assets	707,660	1,347,032
Total assets	40,787,105	53,737,682

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current
Accounts payable	6,161,373	4,465,388
Accrued liabilities	6,334,352	7,595,116
Derivative liability [notes 2 and 11]	3,626,150	—
Due to related parties [note 5]	181,891	56,826
Deferred revenue	4,197,895	3,091,993
Total current liabilities	20,501,661	15,209,323
Long-term deferred revenue	561,819	638,510
Other long-term liabilities	677,717	876,271
Total liabilities	21,741,197	16,724,104

Contingencies [note 7]

Shareholders’ equity
Share capital	7,073,231	6,762,097
Common shares (par value: none; authorized: unlimited; issued and outstanding: 110,537,883 and 110,084,044, respectively)
Additional paid-in capital [note 2]	54,531,364	56,500,258
Promissory notes receivable	(209,250)	(209,250)
Accumulated deficit [note 2]	(42,349,437)	(26,039,527)
Total shareholders’ equity	19,045,908	37,013,578
Total liabilities and shareholders’ equity	40,787,105	53,737,682

See accompanying notes

NEULION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

[unaudited]

[Expressed in U.S. dollars, unless otherwise noted]

	Three months		Nine months
	ended		ended
	September 30,		September 30,
	2009	2008	2009	2008
	$	$	$	$
Revenue
Services revenue	5,705,639	1,676,427	17,778,374	3,908,585
Equipment revenue	355,663	1,022,614	1,319,393	3,727,204
	6,061,302	2,699,041	19,097,767	7,635,789

Costs and expenses
Cost of services revenue, exclusive of depreciation and amortization shown separately below	2,879,702	712,134	9,171,546	1,464,734
Cost of equipment revenue	345,136	822,673	1,191,257	2,969,142
Selling, general and administrative, including stock-based compensation [note 8]	7,200,976	2,270,857	21,152,982	5,933,585
Depreciation and amortization	1,043,902	245,595	3,095,597	679,583
	11,469,716	4,051,259	34,611,382	11,047,044
Operating loss	(5,408,414)	(1,352,218)	(15,513,615)	(3,411,255)

Other income (expense)
Unrealized loss on derivative [notes 2 and 11]	(2,229,150)	—	(3,038,200)	—
Gain on foreign exchange	57,358	—	104,575	—
Investment income	116,255	2,112	261,280	3,849
Equity in loss of affiliate [note 5]	—	(27,561)	—	(1,006,386)
	(2,055,537)	(25,449)	(2,672,345)	(1,002,537)
Net and comprehensive loss for the period	(7,463,951)	(1,377,667)	(18,185,960)	(4,413,792)

Net loss per weighted average number of shares outstanding - basic and diluted [note 6]	$(0.07)	$(0.03)	$(0.16)	$(0.10)

Weighted average number of shares outstanding - basic and diluted [note 6]	110,522,916	42,680,587	110,247,254	42,680,587

See accompanying notes

NEULION, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

[unaudited]

[Expressed in U.S. dollars, unless otherwise noted]

						Total
			Additional	Promissory	Accumulated	shareholders’
	Common	shares	paid-in capital	Notes	deficit	equity
	#	$	$	$	$	$

Balance, December 31, 2008	110,084,044	6,762,097	56,500,258	(209,250)	(26,039,527)	37,013,578
Cumulative effect of change in accounting principle [notes 2 and 11]	—	—	(2,464,000)	—	1,876,050	(587,950)
Exercise of stock options for common shares	160,292	91,428	(18,341)	—	—	73,087
Stock-based compensation
Issuance of common shares on vesting of restricted share units	42,502	24,639	—	—	—	24,639
Release of common shares from escrow for services	—	36,909	—	—	—	36,909
Issuance of common shares under Directors’ Compensation Plan	251,045	158,158	—	—	—	158,158
Stock options and warrants	—	—	513,447	—	—	513,447
Net loss	—	—	—	—	(18,185,960)	(18,185,960)
Balance, September 30, 2009	110,537,883	7,073,231	54,531,364	(209,250)	(42,349,437)	19,045,908

See accompanying notes

NEULION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

[unaudited]

[Expressed in U.S. dollars, unless otherwise noted]

	Three months		Nine months
	ended		ended
	September 30,		September 30,
	2009	2008	2009	2008
	$	$	$	$
OPERATING ACTIVITIES
Net loss	(7,463,951)	(1,377,667)	(18,185,960)	(4,413,792)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	1,043,902	245,595	3,095,597	679,583
Equity in loss of affiliate	—	27,561	—	1,006,386
Stock-based compensation	399,498	—	1,015,077	—
Unrealized loss on derivative [notes 2 and 11]	2,229,150	—	3,038,200	—

Changes in operating assets and liabilities
Accounts receivable	532,295	(22,179)	999,672	1,546,791
Inventory	(426,885)	580,000	(370,320)	(51,000)
Prepaid expenses, deposits and other assets	573,453	(340,080)	1,337,304	(119,691)
Other receivables	(54,173)	—	(490,764)	—
Deferred costs	—	(675,919)	—	(660,825)
Taxes receivable	992,990	—	968,213	—
Due from related parties	246,199	(2,281)	297,059	172,022
Accounts payable	3,649,828	1,170,888	1,695,985	1,504,015
Accrued liabilities	(633,820)	531,792	(1,542,688)	1,066,130
Deferred revenue	1,117,483	102,640	1,029,211	147,893
Long-term liabilities	(43,523)	—	(198,554)	—
Due to related parties	(224,698)	(190,919)	125,065	(728,953)
Cash provided by (used in) operating activities	1,937,748	49,431	(7,186,903)	148,559

INVESTING ACTIVITIES
Purchase of property, plant and equipment	(362,108)	(182,918)	(893,949)	(1,237,176)
Cash used in investing activities	(362,108)	(182,918)	(893,949)	(1,237,176)

FINANCING ACTIVITIES
Capital contributions	—	1,750,000	—	2,600,000
Proceeds from exercise of stock options	6,087	—	73,087	—
Cash provided by financing activities	6,087	1,750,000	73,087	2,600,000

Net increase (decrease) in cash and cash equivalents during the period	1,581,727	1,616,513	(8,007,765)	1,511,383
Cash and cash equivalents, beginning of period	17,733,529	503,334	27,323,021	608,464
Cash and cash equivalents, end of period	19,315,256	2,119,847	19,315,256	2,119,847

See accompanying notes

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[Expressed in U.S. dollars, unless otherwise noted]

Information as at September 30, 2009 and for the three and nine months ended

September 30, 2009 and 2008 is unaudited

1. Nature of Operations

On June 4, 2009, NeuLion, Inc. changed its name to NeuLion USA Inc. (“NeuLion USA”).  On July 13, 2009, JumpTV Inc. changed its name to NeuLion, Inc. (“NeuLion” or the “Company”).  In conjunction with the name change, the stock symbol was changed from “JTV” to “NLN”.  This Quarterly Report on Form 10-Q reflects the name changes described above as they are effective as of the date of filing this report.

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

These interim unaudited consolidated financial statements for the three and nine months ended September 30, 2009 and 2008, and as at September 30, 2009 and December 31, 2008 are issued under the name of the legal acquirer in the Merger (NeuLion) but are deemed to be a continuation of the accounting acquirer (NeuLion USA).  These financial statements reflect the assets, liabilities and results of operations of NeuLion USA, the accounting acquirer, and only include the assets, liabilities and results of operations of NeuLion, the legal acquirer, subsequent to the reverse takeover on October 20, 2008 (the “Acquired Business”).

The Company’s primary business is working with content partners to develop end-to-end solutions for multimedia IPTV services.

2. Basis of Presentation and Significant Accounting Policies

The Company’s accounting polices are consistent with those presented in our annual consolidated financial statements as at December 31, 2008, except for the adoption, effective January 1, 2009, of Accounting Standards Codification Topic 815-40, “Derivatives and Hedging” (“ASC 815-40”), described below.  These interim unaudited consolidated financial statements do not include all note disclosures required by generally accepted accounting principles (“GAAP”) in the U.S. for annual financial statements and therefore should be read in conjunction with the audited consolidated financial statements, including the notes thereto, in the 2008 annual financial statements.

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

In the opinion of management, these interim unaudited consolidated financial statements contain all of the adjustments of a normal and recurring nature necessary to present fairly the Company’s financial position as at September 30, 2009 and December 31, 2008 and the results of operations and cash flows for the three and nine-month periods ended September 30, 2009 and 2008.

Recently Issued Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance now codified as Accounting Standards Codification Topic 105, “Generally Accepted Accounting Principles” (“ASC 105”) as the single source of authoritative non-governmental U.S. GAAP. ASC 105 does not change current U.S. GAAP, but is intended to

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[Expressed in U.S. dollars, unless otherwise noted]

Information as at September 30, 2009 and for the three and nine months ended

September 30, 2009 and 2008 is unaudited

simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place (the “Codification”). On the effective date of ASC 105, the Codification superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative. The provisions of ASC 105 are effective for interim and annual periods ending after September 15, 2009. We adopted ASC 105 in the third quarter of 2009. This pronouncement had no effect on our consolidated financial position, results of operations or cash flows, but impacted our financial reporting process by replacing all references to pre-Codification standards with references to the applicable Codification topic.

In October 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”). ASU 2009-13 amends guidance included within ASC Topic 605-25 to require an entity to use an estimated selling price when vendor specific objective evidence or acceptable third party evidence does not exist for any products or services included in a multiple element arrangement.  The arrangement consideration should be allocated among the products and services based upon their relative selling prices, thus eliminating the use of the residual method of allocation.  ASU 2009-13 also requires expanded qualitative and quantitative disclosures regarding significant judgments made and changes in applying this guidance. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption and retrospective application are also permitted. The Company is currently evaluating the impact of adopting the provisions of ASU 2009-13.

In May 2009, the FASB issued ASC Topic 855, “Subsequent Events” (“ASC 855”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  This statement sets forth the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements.  ASC 855 also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued.  This statement is effective for interim or annual reporting periods ending after June 15, 2009.  The Company adopted ASC 855 during the second quarter of 2009.  The adoption of ASC 855 did not have a material impact on our interim consolidated financial statements or related footnotes.

In April 2009, the FASB issued ASC Topic 825, “Interim Disclosures about Fair Value of Financial Instruments” (“ASC 825”), to require disclosures about fair value of financial instruments for interim and annual reporting periods of publicly traded companies.  This interpretation is effective for interim reporting periods ending after June 15, 2009. The Company adopted ASC 825 during the second quarter of 2009.  The adoption of ASC 825 did not have a material impact on our interim consolidated financial statements or related footnotes.

Effective January 1, 2009, the Company adopted ASC 815-40.  One of the conclusions reached under ASC 815-40 was that an equity-linked financial instrument would not be considered indexed to the entity’s own stock if the strike price is denominated in a currency other than the issuer’s functional currency.  The conclusion reached under ASC 815-40 clarified the accounting treatment for these and certain other financial instruments.  ASC 815-40 specifies that a contract would not be treated as a derivative if it met the following conditions:  (a) indexed to the Company’s own stock; and (b) classified in shareholders’ equity in the Company’s statement of financial position.

As a result, the Company’s outstanding warrants denominated in Canadian dollars as detailed in note 11 are not considered to be indexed to our own stock because the exercise price is denominated in Canadian dollars and our functional currency is United States dollars and therefore have been treated as derivative financial instruments and recorded at their fair value as a liability.  All other outstanding convertible instruments are considered to be indexed to our own stock, because their exercise price is denominated in the same currency as our functional currency, and are included in shareholders’ equity.

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[Expressed in U.S. dollars, unless otherwise noted]

Information as at September 30, 2009 and for the three and nine months ended

September 30, 2009 and 2008 is unaudited

Advertising

Advertising costs are expensed as incurred and totaled $313,602 and $794,033 for the three and nine months ended September 30, 2009, respectively [three and nine months ended September 30, 2008 - $22,328 and $71,525, respectively].

Comparative Information

The Company has reclassified certain prior period information to conform with the current period’s presentation.

3.  Business Combination

On October 20, 2008, the Company completed the Merger.  Under the terms of the Merger, NeuLion issued 49,577,427 common shares which represented approximately the entire issued and outstanding shares of NeuLion prior to closing, to the securityholders of NeuLion USA, in exchange for their NeuLion USA securities.  The common shares of the Company are referred to herein as “Shares” or individually as a “Share.”

Pro forma

The results of operations for NeuLion and NeuLion USA have been included in the Company’s consolidated statements of operations since the completion of the Merger on October 20, 2008.   The following unaudited pro forma financial information presents the combined results of NeuLion USA and NeuLion as if the Merger had occurred at the beginning of 2008:

	Three months		Nine months
	ended		ended
	September 30,		September 30,
	2009	2008	2009	2008
	$	$	$	$
	[unaudited	[unaudited	[unaudited	[unaudited
	actual]	pro forma]	actual]	pro forma]

Total revenue	6,061,302	6,637,283	19,097,767	18,782,540
Cost of services revenue, exclusive of depreciation and amortization shown separately below	(2,879,702)	(3,563,851)	(9,171,546)	(11,759,684)
Cost of equipment revenue	(345,136)	(822,673)	(1,191,257)	(2,969,142)
Selling, general and administrative, including stock-based compensation [i]	(7,200,976)	(9,496,727)	(21,152,982)	(33,037,211)
Impairment of goodwill [ii]	—	—	—	(47,882,317)
Impairment of long-lived assets [iii]	—	(4,771,251)	—	(4,945,037)
Depreciation and amortization [iv]	(1,043,902)	(909,800)	(3,095,597)	(2,663,640)
Operating loss	(5,408,414)	(12,927,019)	(15,513,615)	(84,474,491)
Net loss	(7,463,951)	(12,754,899)	(18,185,960)	(84,725,495)
Net loss per weighted average number of shares outstanding — basic and diluted	(0.07)	(0.30)	(0.16)	(1.99)

[i] In accordance with ASC 718, these amounts represent stock-based compensation for the Company’s stock options, restricted share units, stock appreciation rights, warrants and retention warrants.

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[Expressed in U.S. dollars, unless otherwise noted]

Information as at September 30, 2009 and for the three and nine months ended

September 30, 2009 and 2008 is unaudited

[ii] As at March 31, 2008, the Acquired Business’ market capitalization decreased below its carrying value.  Management considered this to be an indicator of impairment and, accordingly, as at March 31, 2008, performed a goodwill impairment test and recorded a non-cash goodwill impairment charge of $47,882,317.

[iii] The Acquired Business determined that the business climate had changed such that the carrying value of the Acquired Business’ long-lived assets may not be fully recoverable.  Accordingly, the Acquired Business recorded  non-cash impairment charges of $173,786 in March 2008 and $4,771,251 in September 2008.

[iv] In determining the pro forma amounts above, the Company made adjustments to depreciation and amortization as a result of the revised fair values of tangible and intangible assets performed as a result of the Merger.

4. Economic Dependence and Concentration of Credit Risk

For the nine months ended September 30, 2009, one customer accounted for 10% of revenue.  For the nine months ended September 30, 2008, three customers accounted for 79% of revenue as follows:  50%, 16% and 13%.  For the three months ended September 30, 2009, one customer accounted for 11% of revenue.  For the three months ended September 30, 2008, four customers accounted for 84% of revenue as follows: 42%, 17%, 15% and 10%.

As at December 31, 2008, one customer accounted for 25% of the accounts receivable.

As at September 30, 2009, one vendor accounted for 41% of accounts payable.

5. Related Party Transactions

The Company has entered into certain transactions and agreements in the normal course of operations with related parties.  Significant related party transactions are as follows:

TransVideo International, Ltd. (“TransVideo”)

TransVideo is a company controlled by the Chairman of the Board of Directors of the Company.  Set-top box (“STB”) purchases amounted to nil and $589,136 and transcoder licensing fees amounted to $6,000 and $50,000 for the three and nine months ended September 30, 2009, respectively.  STB purchases amounted to $206,000 and $2,745,000 and transcoder licensing fees amounted to $16,000 and $61,000 for the three and nine months ended September 30, 2008, respectively.  Included in cost of equipment revenue is the cost of STBs sold of $142,000 and $740,816 for the three and nine months ended September 30, 2009, respectively [three and nine months ended September 30, 2008 - $706,000 and $2,555,000, respectively].

KyLinTV, Inc. (“KyLinTV”)

KyLinTV is a company that is controlled by the Chairman of the Board of Directors of the Company.  On June 1, 2008, the Company entered into an agreement with KyLinTV to build and deliver the setup and back office operation of an IPTV service.  The Company also provides and charges KyLinTV for administrative and general corporate support.  For each of the periods presented, the amounts paid for these services provided by the Company for the three and nine months ended September 30, 2009 were $160,185 and $461,415, respectively [three and nine months ended September 30, 2008 - $188,271 and $958,114, respectively].  During the three and nine months ended September 30, 2009, the Company purchased STBs from KyLinTV in the amount of $157,500 and $307,620, respectively.  During the nine months ended September 30, 2008, the Company purchased computer equipment from KyLinTV in the amount of $620,000.

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[Expressed in U.S. dollars, unless otherwise noted]

Information as at September 30, 2009 and for the three and nine months ended

September 30, 2009 and 2008 is unaudited

New York Islanders Hockey Club, LP (“New York Islanders”)

The Company provides IT related professional services to the New York Islanders, a professional hockey club that is owned by the Chairman of the Board of Directors of the Company.

Renaissance Property Associates, LLC (“Renaissance”)

Renaissance is a real estate management company owned by the Chairman of the Board of Directors of the Company.  In June 2009, the Company signed a sublease agreement with Renaissance for office space in Plainview, New York.  Rent expense paid by the Company to Renaissance of $99,972 and $286,809, inclusive of taxes and utilities, is included in selling, general and administrative expense for the three and nine months ended September 30, 2009, respectively.

Patstar, Inc. (“Patstar”)

Patstar is a company controlled by the Vice-Chairman of the Board Directors of the Company that receives reimbursement of expenditures on behalf of the Company.  The nature of these reimbursements relates to expenses that the Company has incurred in the normal course of business. Rent expense paid by Patstar of $991 and $2,753 is included as a recovery in selling, general and administrative expense for the three and nine months ended September 30, 2009, respectively.

Hawaii IPTV, LLC (“Hawaii”)

The Company had as an IPTV customer Hawaii, whose principals are family members of the Chairman of the Board of Directors of the Company.  Hawaii ceased operations during the third quarter of 2009.

The Smile Train, Inc. (“Smile Train”)

The Company provides IT related professional services to Smile Train, a public charity whose founder and significant benefactor is the Chairman of the Board of Directors of the Company.

The Company recognized revenue from related parties for the three and nine months ended as follows:

	Three months		Nine months
	ended		ended
	September 30,		September 30,
	2009	2008	2009	2008
	$	$	$	$
New York Islanders	89,016	60,000	300,992	180,000
Renaissance	39,660	30,000	99,660	90,000
Smile Train	27,000	27,000	81,000	93,000
Hawaii	10,300	21,759	41,789	42,993
KyLinTV	424,315	392,885	1,311,715	522,420
	590,291	531,644	1,835,156	928,413

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[Expressed in U.S. dollars, unless otherwise noted]

Information as at September 30, 2009 and for the three and nine months ended

September 30, 2009 and 2008 is unaudited

As at September 30, 2009 and December 31, 2008, the amounts due from (to) related parties are as follows:

	September 30,	December 31,
	2009	2008
	$	$
New York Islanders	(1,657)	29,189
Renaissance	—	(1,146)
Smile Train	27,000	27,000
Hawaii	—	17,527
TransVideo	(135,889)	(55,680)
KyLinTV	(44,345)	250,343
	(154,891)	267,233

Investment in affiliate — KyLinTV

The Company records its investment in KyLinTV using the equity method.

From January 1, 2008 through September 30, 2009, the Company’s equity interest in the affiliate was 17.1%.  As previously discussed, the Company also provides and charges KyLinTV for administrative and general corporate support.  Management has determined that as a result of the 17.1% equity interest combined with the services that the Company provides KyLinTV, the Company continues to have significant influence on the operating activities of KyLinTV; therefore, the Company continues to account for KyLinTV using the equity method of accounting for investment.

The Company’s proportionate share of the equity loss from KyLinTV has been accounted for as a charge on the Company’s consolidated statements of operations and comprehensive loss.   Due to KyLinTV’s accumulated losses, the investment had been reduced to zero as at December 31, 2008.  No further charges will be recorded as the Company has no obligation to fund the losses of KyLinTV.

The results of operations and financial position of the Company’s equity basis investment in KyLinTV are summarized below for the three and nine months ended September 30:

	Three months		Nine months
	ended		ended
	September 30,		September 30,
	2009	2008	2009	2008
	$	$	$	$
Condensed income statement information:
Net sales	2,047,409	1,851,368	6,003,173	4,574,186
Net loss	(1,302,214)	(1,812,905)	(4,282,112)	(6,045,973)

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[Expressed in U.S. dollars, unless otherwise noted]

Information as at September 30, 2009 and for the three and nine months ended

September 30, 2009 and 2008 is unaudited

	September 30,	December 31,
	2009	2008
	$	$
Condensed balance sheet information:
Current assets	1,834,646	927,427
Non-current assets	1,238,950	2,411,319
Total assets	3,073,596	3,338,746
Current liabilities	14,080,872	10,063,909
Non-current liabilities	—	—
Equity (deficiency)	(11,007,276)	(6,725,163)
Total liabilities and equity	3,073,596	3,338,746

6. Loss per Share

Basic loss per share is computed by dividing net loss for the period by the weighted average number of Shares outstanding for the period. Diluted loss per share is computed by dividing net loss for the period by the weighted average number of Shares outstanding and, if dilutive, potential Shares using the treasury stock method.

For the three and nine months ended September 30, 2009 and 2008, the Company had potential Shares which, due to the losses incurred, were considered anti-dilutive equity instruments. Accordingly, the effect of the convertible instruments detailed below for each of the periods has not been reflected in computing diluted loss per share for the three and nine months ended September 30, 2009 and 2008.

The following table summarizes the potential Shares that were outstanding as at September 30, 2009 and 2008 but were not included in the computation of diluted loss per share as their effect would have been anti-dilutive.

	September 30,	September 30,
	2009	2008
	#	#
Stock options	8,286,022	5,559,044
Restricted share plan units	16,720	—
Stock appreciation rights	1,690,000	—
Warrants	16,197,500	—
Retention warrants	867,215	—

7.  Contingencies

During the ordinary course of business activities, the Company may be contingently liable for litigation and a party to claims.  Management believes that adequate provisions have been made in the accounts when required.  Although the extent of potential costs and losses, if any is uncertain, management believes that the ultimate resolution of such contingencies will not have an adverse effect on the consolidated financial position or results of operations of the Company.

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[Expressed in U.S. dollars, unless otherwise noted]

Information as at September 30, 2009 and for the three and nine months ended

September 30, 2009 and 2008 is unaudited

8.  Stock Option and Stock-Based Compensation Plans

The following table shows the breakdown of total stock-based compensation expense included in the interim consolidated statement of operations:

	Three months		Nine months
	ended		ended
	September 30,		September 30,
	2009	2008	2009	2008
	$	$	$	$

Stock options and warrants	160,232	—	513,447	—
Restricted share plan units	8,870	—	24,639	—
Stock appreciation rights	171,014	—	241,174	—
Directors’ compensation	40,750	—	198,908	—
Escrowed shares	18,632	—	36,909	—
	399,498	—	1,015,077	—

On May 27, 2009, an employee of the Company exercised 50,000 stock options with an exercise price of $0.64 for gross proceeds to the Company of $32,000.

On June 27, 2009, an employee of the Company exercised 100,000 stock options with an exercise price of $0.35 for gross proceeds to the Company of $35,000.

On June 30, 2009, the Company issued 251,045 Shares to current and former non-management directors of the Company as compensation pursuant to the Directors’ Compensation Plan.

On September 11, 2009, an employee of the Company exercised 8,750 stock options with exercise prices of $0.47 and $0.64 for gross proceeds to the Company of $5,175.

On September 17, 2009, an employee of the Company exercised 1,542 stock options with exercise prices of $0.47 and $0.70 for gross proceeds to the Company of $912.

9.  Segmented Information

The Company operates as one reportable segment: to provide full end-to-end enterprise-level IPTV and other professional services.  The majority of the Company’s revenues and long-lived assets are in the United States.

10.  Income Taxes

The Company accounts for income taxes in accordance with ASC 740, “Income Taxes Recognition” (“ASC 740”).  There were no accrued interest and penalties associated with uncertain tax positions as of September 30, 2009.

As of December 31, 2008, the Company had unrecognized tax benefits of $28.0 million.  Other than additional losses, there has been no significant change in unrecognized tax benefits through September 30, 2009.  Our effective tax rate is zero due to current year losses and the associated valuation allowance on the Company’s net operating losses.

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[Expressed in U.S. dollars, unless otherwise noted]

Information as at September 30, 2009 and for the three and nine months ended

September 30, 2009 and 2008 is unaudited

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

As of September 30, 2009 and June 30, 2009, the fair value of the warrants was determined to be $3,626,150 and $1,397,000, respectively; accordingly, the Company recorded $2,229,150 and $3,038,200 in other expense for the three and nine months ended September 30, 2009, respectively, related to the change in the fair value of these warrants.  There is no cash flow impact for these derivatives until the warrants are exercised.  If these warrants are exercised, the Company will receive the proceeds from the exercise at the current exchange rate at the time of exercise.

12. Reconciliation of U.S. GAAP to Canadian GAAP

The consolidated financial statements of the Company are prepared in U.S. dollars in accordance with U.S. GAAP. The following adjustments and disclosures would be required in order to present these consolidated financial statements in accordance with Canadian GAAP:

Income Statement Items using Canadian GAAP

	Three months		Nine months
	ended		ended
	September 30,		September 30,
	2009	2008	2009	2008
	$	$	$	$

NET LOSS USING UNITED STATES GAAP	(7,463,951)	(1,377,667)	(18,185,960)	(4,413,792)

Add:
Adjustment for stock based compensation on SARs [i]	126,495	—	194,207	—
Adjustment for unrealized loss on derivative [ii]	2,229,150	—	3,038,200	—
NET LOSS USING CANADIAN GAAP	(5,108,306)	(1,377,667)	(14,953,553)	(4,413,792)
NET AND COMPREHENSIVE LOSS PER SHARE USING CANADIAN GAAP - basic and diluted	$(0.05)	$(0.03)	$(0.14)	$(0.10)

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[Expressed in U.S. dollars, unless otherwise noted]

Information as at September 30, 2009 and for the three and nine months ended

September 30, 2009 and 2008 is unaudited

Balance Sheet Items using Canadian GAAP

	September 30, 2009		December 31, 2008
	U.S.	Canadian	U.S.	Canadian
	GAAP	GAAP	GAAP	GAAP
	$	$	$	$

Accrued liabilities [i]	6,334,352	6,123,546	7,595,116	7,579,517
Derivative liability [ii]	3,626,150	—	—	—
Total current liabilities [i] and [ii]	20,501,661	16,664,705	15,209,323	15,192,724
Total liabilities [i] and [ii]	21,741,197	17,904,241	16,724,104	16,707,505
Accumulated deficit [i] and [ii]	(42,349,437)	(38,512,481)	(26,039,527)	(26,022,928)
Total shareholders’ equity [i] and [ii]	19,045,908	22,882,864	37,013,578	37,030,177

Cash Flows Items using Canadian GAAP

	Three months		Nine months
	ended		ended
	September 30,		September 30,
	2009	2009	2009	2009
	U.S.	Canadian	U.S.	Canadian
	GAAP	GAAP	GAAP	GAAP
	$	$	$	$

Net loss [i] and [ii]	(7,463,951)	(5,108,306)	(18,185,960)	(14,953,553)
Stock-based compensation [i]	399,498	273,003	1,015,077	820,870
Unrealized loss on derivative [ii]	2,229,150	—	3,038,200	—

There were no material differences in cash flow items using Canadian GAAP for the three and nine months ended September 30, 2008.

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

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[Expressed in U.S. dollars, unless otherwise noted]

Information as at September 30, 2009 and for the three and nine months ended

September 30, 2009 and 2008 is unaudited

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

In addition, recent Canadian GAAP accounting pronouncements that may impact the Company’s disclosure requirements are as follows:

CICA Handbook Section 1535 — Capital Disclosures

The Company manages the following accounts in regards to capital management:

	September 30,	December 31,
	2009	2008
	$	$
Shareholders’ equity
Share capital	7,073,231	6,762,097
Additional paid in capital	54,531,364	56,500,258
Promissory note receivable	(209,250)	(209,250)
Accumulated deficit	(42,349,437)	(26,039,527)
	19,045,908	37,013,578

(The figures in the table above are presented in accordance with U.S. GAAP.)

The Company’s outstanding share capital is comprised of Shares.  At September 30, 2009, an unlimited number of Shares were authorized and 110,537,883 (December 2008 - 110,084,044) Shares were issued and outstanding. Approximately 60% of the Shares are held by insiders, and the remaining Shares are widely held.  Further information on the Company’s outstanding share capital is provided in note 8 of the Company’s annual consolidated financial statements.

At September 30, 2009, a total of 8,286,022 stock options, 16,720 restricted share units, 16,197,500 warrants, 867,215 retention warrants and 1,690,000 SARs were outstanding, which convertible securities cumulatively represented approximately 24% of the Company’s issued and outstanding share capital. Pursuant to guidelines set by the Company’s respective equity plans:

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

•                  The maximum number of Shares available for issuance pursuant to the exercise of retention warrants is limited to 2,500,000; and

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[Expressed in U.S. dollars, unless otherwise noted]

Information as at September 30, 2009 and for the three and nine months ended

September 30, 2009 and 2008 is unaudited

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

The capital management objectives for the period ended September 30, 2009 remained the same as those of the previous fiscal period.

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

The fair value of assets and liabilities were as follows:

	September 30,	December 31,
	2009	2008
	$	$

Financial Assets
Held-for-Trading
Cash and cash equivalents	19,315,256	27,323,021
Loans and Receivables
Accounts receivable	1,284,570	2,284,242
Other receivables	718,475	227,711
Due from related parties	27,000	324,059
Financial Liabilities
Other Financial Liabilities
Accounts payable	6,161,373	4,465,388
Accrued liabilities	6,334,352	7,595,116
Due to related parties	181,891	56,826

All fair values denoted above approximate their carrying values due to their short term nature and/or variable interest rates.

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[Expressed in U.S. dollars, unless otherwise noted]

Information as at September 30, 2009 and for the three and nine months ended

September 30, 2009 and 2008 is unaudited

Risk management is primarily the responsibility of the Company’s corporate finance function.  Significant risks are regularly monitored and actions are taken, when appropriate, according to the Company’s approved policies, established for that purpose.  In addition, as required, these risks are reviewed with the Company’s Board of Directors.

Foreign Exchange Risk

The Company is exposed to foreign exchange risk as a result of transactions in currencies other than its functional currency of the United States dollar.  The majority of the Company’s revenues are transacted in U.S. dollars, whereas a portion of its expenses are transacted in U.S. or Canadian dollars.  The Company does not use derivative instruments to hedge against foreign exchange risk.

Interest Rate Risk

The Company is exposed to interest rate risk on its invested cash and cash equivalents and its short-term investments.  The interest rates on these instruments are based on the banks’ applicable rate and therefore are subject to change with the market.  The Company does not use derivative financial instruments to reduce its interest rate risk.

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

The following table sets out details of the age of accounts receivable that are outstanding and related allowance for doubtful accounts:

	September 30,	December 31,
	2009	2008
	$	$

Current	750,923	1,697,271
31-60 days	201,073	287,070
61-90 days	140,828	105,525
Over 90 days	323,968	484,914
Less: Allowance for doubtful accounts	(132,222)	(290,538)
Total accounts receivable, net	1,284,570	2,284,242

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

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[Expressed in U.S. dollars, unless otherwise noted]

Information as at September 30, 2009 and for the three and nine months ended

September 30, 2009 and 2008 is unaudited

Recent Accounting Pronouncements

In February 2008, the Canadian Institute of Chartered Accountants (“CICA”) issued new Handbook Section 3064, Goodwill and Intangible Assets, which replaces Section 3062, Goodwill and Other Intangible Assets, and Section 3450, Research and Development Costs.  The new standard addresses when an internally developed intangible asset meets the criteria for recognition as an asset.  The section also issued amendments to Section 1000, Financial Statement Concepts.  These changes are effective for fiscal years beginning on or after October 1, 2008, with earlier adoption permitted, and have been adopted by the Company effective January 1, 2009.  The objectives of the changes are to reinforce a principle-based approach to the recognition of costs as assets and to clarify the application of the concept of matching revenues and expenses in Section 1000.  Collectively, these changes bring Canadian practice closer to International Financial Reporting Standards (“IFRS”) by eliminating the practice of recognizing as assets a variety of start-up, pre-production and similar costs that do not meet the definition and recognition criteria of an asset.  There was no material effect on the Company’s interim consolidated financial statements as a result of adopting CICA Handbook Section 3064.

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

13. Subsequent Event

We evaluated subsequent events through November 10, 2009 when the financial statements were issued.

On October 31, 2009, NeuLion consummated the acquisition of 100% of the outstanding securities of Interactive Netcasting Systems Inc. (“INSINC”), a leading provider of sports webcasting services.  Under the terms of the acquisition, shareholders of INSINC received consideration consisting of 6 million common shares of the Company, Cdn $2.5 million in cash, 1 million common share purchase warrants to acquire common shares at USD $1.35 per share and 500,000 common share purchase warrants to acquire common shares at USD $1.80 per share.  Both series of warrants are exercisable for a period of 2 years.

Item 2.            Management’s Discussion and Analysis of Financial Condition and Results of Operations

On June 4, 2009, NeuLion, Inc. changed its name to NeuLion USA, Inc. (“NeuLion USA”).  On July 13, 2009, JumpTV Inc. changed its name to NeuLion, Inc. (the “Company” or “NeuLion”).  In conjunction with the name change, the stock symbol was changed from “JTV” to “NLN”.  This MD&A reflects the name changes described above.

The following Management’s Discussion & Analysis (“MD&A”) of NeuLion’s financial condition and results of operations, prepared as of November 10, 2009, should be read in conjunction with the Company’s unaudited consolidated financial statements and accompanying notes for the three and nine months ended September 30, 2009 and 2008, which have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”).  For additional information and details, readers are referred to the Company’s Annual Audited Financial Statements, Annual Information Form (“AIF”) and MD&A for 2008 which can be found on www.sedar.com and its Form 10 filed on http://www.sec.gov/edgar.shtml.  All dollar amounts are in U.S. dollars (“US$” or “$”) unless stated otherwise.

On October 20, 2008, NeuLion USA, a Delaware corporation, completed a merger with a subsidiary of NeuLion (the “Merger”) that was accounted for as a reverse takeover.  As a result of the Merger, NeuLion USA became the legal subsidiary of NeuLion, and NeuLion was required to register its common shares in the United States under Section 12 of the Securities Exchange Act of 1934, as amended.  On June 8, 2009, its Registration Statement on Form 10 became effective.

On October 31, 2009, NeuLion consummated the acquisition of 100% of the outstanding securities of Interactive Netcasting Systems Inc. (“INSINC”), a leading provider of sports webcasting services.  Under the terms of the acquisition, shareholders of INSINC received consideration consisting of 6 million common shares of the Company, Cdn $2.5 million in cash, 1 million common share purchase warrants to acquire common shares at USD $1.35 per share and 500,000 common share purchase warrants to acquire common shares at USD $1.80 per share.  Both series of warrants are exercisable for a period of 2 years.

Our MD&A is intended to enable readers to gain an understanding of NeuLion’s current results and financial position.  To do so, we provide information and analysis comparing the results of operations and financial position for the current three and nine-month periods to those of the preceding comparable three and nine-month periods.  We also provide analysis and commentary that we believe is required to assess the Company’s future prospects.  Accordingly, certain sections of this report contain forward-looking statements that are based on current plans and expectations.  These forward-looking statements are affected by risks and uncertainties that are discussed in the AIF and Form 10, and could have a material impact on future prospects.  Readers are cautioned that actual results could vary.

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

Forward-looking statements involve significant risk, uncertainties and assumptions.  Many factors could cause actual results, performance or achievements to differ materially from the results discussed or implied in the forward-looking statements.  These factors should be considered carefully and readers should not place undue reliance on the forward-looking statements.  Although the forward-looking statements contained in this MD&A are based upon what management believes to be reasonable assumptions, the Company cannot assure readers that actual results will be consistent with these forward-looking statements.  These forward-looking statements are made as of the date of this MD&A, and the Company assumes no obligation to update or revise them to reflect new events or circumstances, except as required by law.  Many factors could cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements that may be expressed or implied by such forward-looking statements, including: the integration of the businesses of the Company and its subsidiaries NeuLion USA and INSINC, our continued relationships with our channel partners, general economic and market segment conditions, competitor activity, product capability and acceptance, rates, technology changes and international risk and currency exchange.  More specific risks include that the Company, NeuLion USA and INSINC will not be able to realize some or all expected synergies due to incompatibilities in our businesses, the inability of management to bring about such synergies or a changing business environment rendering such synergies inadvisable or uneconomical.  After integrating the businesses, the suite of service offerings may not perform as expected if shifting demand moves in a direction away from our expected business model, if competitors are able to take market share away from us or if changing technology adversely impacts us.  In addition, while the Company expects its content partners and those of its subsidiaries to continue and expand their relationship with each of us, there can be no assurance that such relationships will continue as expected, or at all.  More detailed assessment of the risks that could cause actual results to materially differ from current expectations is contained in the “Risk Factors” section of the AIF and Form 10.

MERGER AND REVERSE TAKE-OVER

On October 20, 2008, the Company completed the Merger with NeuLion USA, an IPTV company that provides a comprehensive suite of technology and services to content owners and aggregators.  NeuLion USA provides an end-to-end technology solution which enables content to be monetized and streamed to multiple platforms through browser-based devices.  Content can be viewed on the computer, television through a proprietary set-top box (“STB”) and mobile devises.  Under the terms of the Merger, NeuLion issued 49,577,427 common shares directly, as well as 1,840,097 common shares subject to a performance escrow relating to a prior acquisition, which represented approximately the entire issued and outstanding common shares of NeuLion prior to closing, to the securityholders of NeuLion USA in exchange for their NeuLion USA securities.    The escrow shares were subsequently cancelled in September 2009.  The common shares of NeuLion are referred to herein as “Shares,” or each individually as a “Share.”  Pursuant to the Merger, the Company also issued 5,000,000 warrants to purchase Shares, fully vested and exercisable for two years at US$0.63 per share, and 2,700,000 employee stock options to purchase Shares, vesting in equal monthly amounts over 48 months and exercisable for five years at US$0.60 per share, to employees of NeuLion USA who became employees of the Company.

On October 20, 2008, AvantaLion LLC, an entity controlled by Charles B. Wang, our Chairman of the Board of Directors of the Company and the spouse of Nancy Li, our CEO and the founder and CEO of NeuLion USA, purchased 10,000,000 units from NeuLion’s treasury at a price of Cdn$1.00 per unit. Each unit (a “Unit”) consists of one Share, one-half of one Share purchase warrant exercisable at Cdn$1.25 and one-half of one Share purchase warrant exercisable at Cdn$1.50. The warrants partially comprising the Units are exercisable for a period of two years from the date of issuance. G. Scott Paterson, our Vice Chairman, also purchased 1,000,000 Units on the same terms. The aggregate gross proceeds from the sale of Units (the “Private Placement”) were Cdn$11.0 million or US$9.2 million.

In accordance with Accounting Standards Codification Topic 805 (“ASC 805”), “Business Combinations”, the Company has determined that NeuLion USA was the accounting acquirer and accordingly has accounted for the Merger as a reverse takeover.  Therefore, the financial statements and this MD&A for the three and nine months ended September 30, 2009 and 2008 reflect the assets, liabilities and results of operations of NeuLion USA, the accounting acquirer, and only include the assets, liabilities and results of operations of NeuLion, the legal acquirer, subsequent to the reverse takeover on October 20, 2008 (the “Acquired Business”).  This MD&A is issued under the name of the legal acquirer (NeuLion), but is deemed to be a continuation of the accounting acquirer (NeuLion USA).

OVERVIEW

The Company is an IPTV service and technology provider that builds and manages private networks for content owners and aggregators which enables content to be streamed to multiple platforms through browser based devices.  The Company provides an “end-to-end” IPTV service for its customers of live and on-demand sports, international and variety programming. “IPTV” refers to the distribution over an IP network of streamed audio, video and other multimedia content, similar to television programming content, using industry standard streaming protocols.

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

The Company’s business model has evolved from its inception in December 2003 as a professional services provider to becoming an end-to-end provider of the following IPTV services:

•                  content management — encoding of various digital and analog TV and video formats,

•                  subscriber management — managing subscriber access and control of subscriber accounts,

•                  digital rights management — preserving the integrity of the content and protecting it from unauthorized access,

•                  billing services — enabling customers to view subscription accounts, providing pay-per-view transactional billing, payment processing and advertising insertion, and

•                  delivery — delivering streamed audio, video and other multimedia content anywhere, anytime through the Company’s  IPTV service and infrastructure

This evolution commenced in 2006 and is one of the reasons for the increase in revenue, cost of services and equipment revenue and selling general and administrative expenses over the past 3 years.

Through the acquisition of the Acquired Business on October 20, 2008, the Company has expanded its portfolio of content partners from professional sports (the National Hockey League (“NHL”) and the National Football League (“NFL”)), international content (Chinese programming through KyLinTV, Inc. (“KyLinTV”)) and faith based programming (Sky Angel) to include college sports, cycling events, soccer events and additional international channels.

Additionally, through the consummation of the acquisition of INSINC on October 31, 2009, the Company expanded its portfolio of content partners to include the Western Hockey League (WHL), Ontario Hockey League (OHL), Central Hockey League (CHL), British Columbia Hockey League (BCHL), Central Canadian Hockey League (CCHL), Alberta Junior Hockey League (AJHL), Central Junior Hockey League (CJHL) and the Canadian Football League (CFL).  INSINC also provides its services to government and entertainment broadcasting sectors with clients including Business News Network (BNN), CTV News Channel, Rogers Sportsnet, TVG Networks, The Canadian Press, the Canadian Ministry of Justice, the BC Ministry of Education, and the Legislative Assemblies of British Columbia and Newfoundland and Labrador, among others.

The Company’s success is dependent upon several factors, including securing contractual relationships, maintaining technological advantage in a rapidly changing industry and efficiently and effectively operating the distribution network.

Revenue

The Company earns revenue in two areas: services revenue and equipment revenue.  Services revenue includes subscriber revenue, eCommerce revenue and technology services revenue.  Equipment revenue includes the sale and shipping of STBs.  These are described in detail in the “OPERATIONS” section.

Customer relationships

The Company has two types of customer relationships — business-to-consumer (“B2C”) and business-to-business (“B2B”).

The B2C relationships are more individual consumer oriented.  The Company has signed distribution agreements with individual channel or content providers in exchange for royalty payments to such providers.  The Company then markets the content on one (or more) of the targeted websites that the company has developed which are focused on a specific diaspora community (e.g. Talfazat, LLC for the Middle East community; TV-Desi, Inc. for the South Asian community), as well as on the general Company website for purchase by an end user.   The Company often aggregates the content into bundles or packages of similar interest.  The Company incurs marketing expenses in promoting the availability of the content.  The Company is in the process of migrating this group of customer relationships to a B2B relationship through partnerships and/or affiliates (partially or wholly owned) that group the content into similar interests.

The B2B relationships have been the focus of the Company in the past and are expected to be the focus in the future.  A B2B relationship is focused on providing an end-to-end solution to a customer to enable that customer to provide IPTV to its end users.  This type of relationship is different than above in that the B2B customer typically aggregates the content, negotiates the licensing rights and markets directly the availability of the content.  This customer avails itself of the full services of the Company in delivery to its end users.  This type of relationship is typical in the professional and college sports properties and the Sky Angel agreement.

Products

Sports Programming

The Company offers live and on-demand sports content.  The Company has content and distribution agreements with leading professional and collegiate sports properties.  Amongst professional and amateur sports clients, the Company counts the NFL and the NHL as professional sports leagues and the American Hockey League, the WHL and OHL, and the CFL as amateur sports leagues.  The Company also owns IPTV rights to distribute in North America live streaming of South American Fédération Internationale de Football Association World Cup Qualifier games in 2009.  The Company also operates a portfolio of sports-oriented web sites, including Jumptv.com, Cycling.tv and CollegeSportsDirect.com.  On the collegiate landscape, the Company is the premier partner for National Collegiate Athletic Association colleges and universities, with agreements in place with approximately 170 colleges, universities or related sites.

Ethnic/International and Specialty Programming

The Company also offers what is referred to in the industry as “ethnic television,” which the Company defines as television directed at a specific diaspora community, as determined by a shared nationality, language or culture, and generally excluding communities for which English is the primary language.  The Company has license agreements directly with television broadcasters (referred to as “channel partners”) representing approximately 150 channels in over 40 countries that give the Company rights to stream, predominantly on an exclusive world-wide basis and generally for an initial four-year term, the channel partners’ live linear television feeds over the public Internet.

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

Overall Performance - Overview

The Company uses the term “organic” to refer to the period-over-period changes in its revenues and expenses, excluding the revenues and expenses of the Acquired Business.  This permits readers to better compare current year and prior year revenues and expenses, and to understand changes that have occurred, without regard to the effect of the Merger.

Three months ended September 30, 2009

Revenue for the three months ended September 30, 2009 was $6.1 million, up 126% from $2.7 million for the three months ended September 30, 2008.  The revenue growth of $3.4 million was due to an increase in services revenue of $4.0 million, offset by a decrease in our equipment revenue of $0.6 million.   The revenue growth is primarily attributable to the acquisition of the Acquired Business, which contributed $3.1 million of the growth.  The organic increase (excluding the results of the Acquired Business) in services revenue is consistent with the increasing scope of operations.  As the number of subscribers increases, there is a cumulative effect of increasing subscriber revenue on a quarter over quarter basis.  The decrease in equipment revenue is a result of the uneven nature of this revenue stream — customers often place large single orders made to meet minimum order requirements, to manage the lead time between ordering and shipping and to minimize the related shipping costs.  The lead time on new orders is approximately 12 weeks from placing an order to receipt of goods.  The purchase by customers of STBs is a leading indicator of future subscriptions.  On a pro forma basis, as described in note 3 of the financial statements, revenue decreased from $6.6 million to $6.1 million due to a decline in revenue in the Acquired Business of $0.8 million, offset by organic growth of $0.3 million.

Our net loss for the three months ended September 30, 2009 was $7.5 million, or a loss of $0.07 per basic and diluted share, compared with a net loss of $1.4 million or a loss of $0.03 per basic and diluted share for the three months ended September 30, 2008.  The increase in net loss of $6.1 million was due to the following:

•                  Increase in organic loss of $1.1 million (excluding non-operating expenses)

•                  Net loss in the Acquired Business of $1.8 million (excluding non-operating expenses)

•                  Increased non-operating expenses of $3.2 million which includes an increase of $2.2 million in unrealized loss on derivative (detailed below in the Net Loss to EBITDA reconciliation)

On a pro forma basis (as if the merger had occurred on January 1, 2008), our net loss for the three months ended September 30, 2008 was $12.8 million or a loss of $0.30 per basic and diluted share.   The improvement in net loss of $5.3 million on a pro forma basis was due to the following:

•                  Increase in organic loss of $1.1 million (excluding non-operating expenses)

•                  Reduction in net loss in the Acquired Business of $3.8 million due to cost reductions in most areas of the business (excluding non-operating expenses)

•                  Reduction in non-operating expenses of $2.6 million which includes an increase of $2.2 million in unrealized loss on derivative (detailed below in the Net Loss to EBITDA reconciliation)

Our non-GAAP Adjusted EBITDA loss was $4.0 million for the three months ended September 30, 2009 compared with a non-GAAP Adjusted EBITDA loss of $1.1 million from the three months ended September 30, 2008.  The increase in non-GAAP Adjusted EBITDA loss is due to the cash impact of the items noted above.  On a pro forma basis, our non-GAAP Adjusted EBITDA loss decreased from a loss of $6.7 million for the three months ended September 30, 2008 to a loss of $4.0 million for the three months ended September 30, 2009.  This decrease is due to cost reductions in most areas of the Acquired Business offset by the increased organic costs.

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

The reconciliation from net loss to non-GAAP Adjusted EBITDA loss is as follows:

	Three months ended September 30,
			Pro forma
	2009	2008	2008
	$	$	$

Net loss for the period	(7,463,951)	(1,377,667)	(12,754,899)

Add back:
Impairment of long-lived assets	—	—	4,771,251
Depreciation and amortization	1,043,902	245,595	909,800
Stock-based compensation	399,498	—	570,591
Unrealized loss on derivative	2,229,150	—	—
Equity in loss of affiliate	—	27,561	27,561
Investment income and foreign exchange gain	(173,613)	(2,112)	(199,681)

Non-GAAP Adjusted EBITDA loss	(3,965,014)	(1,106,623)	(6,675,377)

Nine months ended September 30, 2009

Revenue for the nine months ended September 30, 2009 was $19.1 million, up 151% from $7.6 million for the nine months ended September 30, 2008.  The revenue growth of $11.5 million was primarily due to an increase in services revenue of $13.9 million and was offset by a decrease in our equipment revenue of $2.4 million.   The revenue growth is due to the acquisition of the Acquired Business, which contributed $9.9 million of the growth coupled with an organic increase of $1.6 million.  The organic increase (excluding the results of the Acquired Business) in services revenue is consistent with the increasing scope of operations.  As the number of subscribers increases, there is a cumulative effect of increasing subscriber revenue on a quarter over quarter basis.  The decrease in equipment revenue is a result of the uneven nature of this revenue stream — customers often place large single orders made to meet minimum order requirements, to manage the lead time between ordering and shipping and to minimize the related shipping costs.  The lead time on new orders is approximately 12 weeks from order to receipt.  The purchase by customers of STBs is a leading indicator of future subscriptions.  On a pro forma basis, as described in note 3 of the financial statements, revenue increased from $18.8 million to $19.1 million due to organic growth.

Our net loss for the nine months ended September 30, 2009 was $18.2 million, or a loss of $0.16 per basic and diluted share, compared with a net loss of $4.4 million or a loss of $0.10 per basic and diluted share for the nine months ended September 30, 2008.  The increase in net loss of $13.8 million was due to the following:

•                  Increase in organic loss of $2.9 million (excluding non-operating expenses)

•                  Net loss in the Acquired Business of $5.8 million (excluding non-operating expenses)

•                  Increased non-operating expenses of $5.1 million which includes an increase of $3.0 million in unrealized loss on derivative (detailed below in the Net Loss to EBITDA reconciliation)

On a pro forma basis (as if the merger had occurred on January 1, 2008), our net loss for the nine months ended September 30, 2008 was $84.7 million or a loss of $1.99 per basic and diluted share.   The improvement in net loss of $66.5 million on a pro forma basis was due to the following:

•                  Increase in organic loss of $2.9 million (excluding non-operating expenses)

•                  Elimination of impairment of goodwill and long-lived assets of $52.8 million

•                  Reduction in net loss in the Acquired Business of $18.4 million due to cost reductions in most areas of the business (excluding non-operating expenses)

•                  Increase in non-operating expenses of $1.8 million which includes an increase of $3.0 million in unrealized loss on derivative (detailed below in the Net Loss to EBITDA reconciliation)

Our non-GAAP Adjusted EBITDA loss was $11.4 million for the nine months ended September 30, 2009 compared with a non-GAAP Adjusted EBITDA loss of $2.7 million from the nine months ended September 30, 2008.  The increase is non-GAAP Adjusted EBITDA loss is due to the cash impact of the items noted above.  On a pro forma basis, our non-GAAP Adjusted EBITDA loss decreased from a loss of $26.9 million for the nine months ended September 30, 2008 to a loss of $11.4 million for the nine months ended September 30, 2009.  This decrease is due to cost reductions in most areas of the Acquired Business offset by the increased organic costs as noted above.  The reconciliation from net loss to non-GAAP Adjusted EBITDA loss is as follows:

	Nine months ended September 30,
			Pro forma
	2009	2008	2008
	$	$	$

Net loss for the period	(18,185,960)	(4,413,792)	(84,725,495)

Add back:
Impairment of goodwill	—	—	47,882,317
Impairment of long-lived assets	—	—	4,945,037
Depreciation and amortization	3,095,597	679,583	2,663,640
Stock-based compensation	1,015,077	—	2,110,810
Unrealized loss on derivative	3,038,200	—	—
Equity in loss of affiliate	—	1,006,386	1,006,386
Investment income and foreign exchange gain	(365,855)	(3,849)	(755,382)

Non-GAAP Adjusted EBITDA loss	(11,402,941)	(2,731,672)	(26,872,687)

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

•                  Colocation fees

•                  Cost of eCommerce revenue, which consists of:

•                  Merchandising, donor and ticket sales, which has no associated cost — revenue is booked on a net basis

•                  Cost of advertising revenue is subject to revenue shares with the content provider

•                  Cost of Technology services revenue, which consists of:

•                  Third party transcoder software purchased

•                  Maintenance costs for transcoders

Cost of Equipment Revenue

Equipment revenue consists of the sale of STBs to content partners and/or end users to enable the end user to receive the content over the Internet and display the signal on a television.   Cost of equipment revenue primarily consists of purchases from TransVideo International, Ltd. (“TransVideo”) and Tatung Technology Incorporation of the products and parts for resale to customers.  Shipping revenue and costs are included in equipment revenue and cost of equipment revenue, respectively.

Selling, General and Administrative Expenses, including Stock-Based Compensation

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

Equity in Loss of Affiliate

From January 1, 2008 through September 30, 2009, the Company’s equity interest in KyLinTV was 17.1%.  KyLinTV is a company that is controlled by the Chairman of the Board of Directors of the Company.  The Company also provides and charges KyLinTV for administrative and general corporate support.  Management has determined that as a result of the 17.1% equity interest combined with the services that the Company provides KyLinTV, the Company continues to have significant influence on the operating activities of KyLinTV, therefore the Company continues to account for KyLinTV using the equity method of accounting for investment.

The Company’s proportionate share of the equity loss from KyLinTV has been accounted for as a charge on the Company’s consolidated statements of operations and comprehensive loss.   Due to KyLinTV’s accumulated losses, the investment had been reduced to zero as at December 31, 2008.  No further charges will be recorded as the Company has no obligation to fund the losses of KyLinTV.

SELECTED INTERIM INFORMATION

The selected interim consolidated financial information set out below for the eight most recently completed quarters has been derived from the Company’s unaudited interim consolidated financial statements and accompanying notes posted on www.sedar.com.  Readers should read the following information in conjunction with those statements and related notes.

	2009			2008				2007
	Q3	Q2	Q1	Q4	Q3	Q2	Q1	Q4
	$	$	$	$	$	$	$	$
Income Statement Data:
Revenue	6,061,302	6,462,438	6,574,026	5,807,550	2,699,041	2,987,128	1,949,620	5,284,485
Cost of revenue	3,224,838	3,293,481	3,844,483	3,205,272	1,534,807	1,753,689	1,145,381	3,822,315
Net loss for the period	(7,463,951)	(4,928,130)	(5,793,878)	(7,223,468)	(1,377,667)	(1,549,979)	(1,486,146)	(164,690)
Basic and diluted loss per share	(0.07)	(0.04)	(0.05)	(0.13)	(0.03)	(0.04)	(0.03)	0.00

The selected interim information for the periods from Q4 2007 to Q3 2008 represents income statement data for NeuLion USA, excluding the Acquired Business.  For the periods from Q4 2008 (subsequent to October 20, 2008) to Q3 2009, the selected interim information represents income statement data for NeuLion including the Acquired Business.

The Q4 2007 revenue includes $4.6 million of equipment revenue which is significantly higher than comparable periods.  The sale of STBs quarter over quarter is very uneven in nature.  The Company expected STB revenue to have a much slower growth rate than services revenue.  Services revenue is a recurring revenue stream whereas STB revenue is earned on new customers and/or subscribers.

The Q4 2008 net loss includes a non-cash impairment charge of $1.0 million.  This non-cash impairment charge was not incurred in the comparative periods.

The Q1 2009, Q2 2009 and Q3 2009 net losses include a non-cash loss on derivative charge of $0.5 million, $0.3 million and $2.2 million, respectively.  These non-cash losses on derivative were not incurred in comparative periods.

RESULTS OF OPERATIONS

Comparison of Three Months Ended September 30, 2009 to Three Months Ended September 30, 2008

Our interim consolidated financial statements for our three months ended September 30, 2009 and 2008 have been prepared in accordance with U.S. GAAP.  Included in note 12 of the financial statements is the reconciliation between our consolidated financial statements prepared in accordance with U.S. GAAP and Canadian GAAP.

	2009	2008	Change
	$	$	%
Revenue
Services revenue	5,705,639	1,676,427	240%
Equipment revenue	355,663	1,022,614	-65%
Total Revenue	6,061,302	2,699,041	125%

Costs and expenses
Cost of services revenue, exclusive of depreciation and amortization shown separately below	2,879,702	712,134	304%
Cost of equipment revenue	345,136	822,673	-58%
Selling, general and administrative, including stock-based compensation	7,200,976	2,270,857	217%
Depreciation and amortization	1,043,902	245,595	325%
	11,469,716	4,051,259	183%
Operating loss	(5,408,414)	(1,352,218)	300%

Other income (expense)
Unrealized loss on derivative	(2,229,150)	—	—
Gain on foreign exchange	57,358	—	—
Investment income	116,255	2,112	5404%
Equity in loss of affiliate	—	(27,561)	-100%
	(2,055,537)	(25,449)	7977%
Net and comprehensive loss for the period	(7,463,951)	(1,377,667)	442%

Revenue

Services Revenue

Services revenue includes revenue from subscribers, eCommerce and technology services.  Services revenue increased from $1.7 million for the three months ended September 30, 2008 to $5.7 million for the three months ended September 30, 2009.  The increase is a combination of the organic growth in services revenue and the effect of the Merger on October 20, 2008. The organic growth in our services revenue was $0.9 million.  The Acquired Business comprised $3.1 million of total services revenue for the quarter.

Subscriber revenue increased from $1.4 million for the three months ended September 30, 2008 to $4.0 million for the three months ended September 30, 2009.  The increase is a combination of the growth in subscribers and the effect of the Merger on October 20, 2008. The organic growth in our subscriber revenue was $0.8 million.

The organic increase was a result of $0.6 million in revenue growth from our existing customers coupled with $0.2 million in revenue generated from 18 new customers.  The Acquired Business comprised $1.8 million of total subscriber revenue for the period.

eCommerce revenue increased from zero for the three months ended September 30, 2008 to $0.9 million for the three months ended September 30, 2009.  The Acquired Business comprised all of eCommerce revenue for the period.

Technology services revenue increased from $0.3 million for the three months ended September 30, 2008 to $0.8 million for the three months ended September 30, 2009.  The increase is a combination of the growth in technology services revenue and the effect of the Merger on October 20, 2008. The organic growth in our technology services revenue was $0.1 million.   As new customers begin streaming video or develop their user interface, we earn technology services revenue.  This revenue is recognized over the life of the contractual relationship.  The Acquired Business comprised $0.4 million of total technology services revenue for the period.

Equipment Revenue

Equipment revenue decreased from $1.0 million for the three months ended September 30, 2008 to $0.4 million for the three months ended September 30, 2009.  The decrease in equipment revenue is a result of the uneven nature of the revenue stream; customers often place large single orders to meet minimum order requirements to manage the lead time between ordering and shipping and to minimize the related shipping costs.  The lead time on new orders is approximately 12 weeks from order to receipt.  The timing of specific orders is not consistent period over period.  We sell our STBs to customers, who in turn sell or give them to new users, and we also sell directly to users.  The demand for STBs is driven by new subscribers and the level of inventory carried by our customers.  Our customers do not have the right of return on purchased STBs.  Initial orders by new customers and new users will impact the trend of STB revenues.  The Company expects STB revenue to have a much slower growth rate than services revenue.  Services revenue is recurring (monthly) revenue whereas STB revenue is earned on new customers and/or subscribers.

Costs and Expenses

Cost of Services Revenue

Cost of services revenue increased from $0.7 million or 41% of services revenue for the three months ended September 30, 2008 to $2.9 million or 51% of services revenue for the three months ended September 30, 2009.  This increase was a combination of the costs associated with increased revenue and the effect of the Merger on October 20, 2008.  The Acquired Business comprised $1.9 million of total costs of services revenue for the period.

Organic cost of services revenue increased from $0.7 million or 41% of services revenue for the three months ended September 30, 2008 to $1.0 million or 38% of services revenue for the three months ended September 30, 2009.  The $0.3 million increase was a result of additional costs relating to colocation and network fees in support of increased revenue.    The 3% improvement (as a percentage of services revenue) primarily relates to negotiated lower rates on bandwidth costs.

Management expects to maintain cost of services revenue at between 50% and 60% of services revenue, including the Acquired Business, based on the mix of services revenue and as economies of scale are realized.

Cost of Equipment Revenue

Cost of equipment revenue decreased from $0.8 million for the three months ended September 30, 2008 to $0.4 million for the three months ended September 30, 2009 on lower revenue.  Cost of equipment revenue is directly variable with changes in equipment revenue.  Cost of equipment revenue as a percentage of equipment revenue increased from 80% for the three months ended September 30, 2008 to 97% for the three months ended September 30, 2009 due to an increase in the proportion of revenue which was sold on a cost recovery basis (shipping and replacement parts).

Selling, General and Administrative, including Stock-Based Compensation

Selling, general and administrative, including stock-based compensation, increased from $2.3 million for the three months ended September 30, 2008 to $7.2 million for the three months ended September 30, 2009.  The Acquired Business accounted for $3.4 million of the total increase of $4.9 million in selling, general and administrative costs for the period.  The individual variances are due to the following:

•                  Wages and benefits increased from $1.8 million for the three months ended September 30, 2008 to $4.7 million for the three months ended September 30, 2009.    The Acquired Business accounted for $2.0 million of the total increase of $2.9 million in wages and benefits for the period. The organic increase of $0.9 million was primarily related to the increase in employees to support the increased revenue and the Merger with the Acquired Business.  In conjunction with the Merger, the Company added senior management and provided market level compensation for the CEO.

•                  Stock-based compensation expense increased from zero for the three months ended September 30, 2008 to $0.4 million for the three months ended September 30, 2009.  This increase was due to the assumption of convertible instruments in conjunction with the Merger and the Company granting convertible instruments to employees subsequent to the Merger.

•                  Marketing expenses increased from a nominal amount for the three months ended September 30, 2008 to $0.3 million for the three months ended September 30, 2009.  The Acquired Business accounted for $0.2 million of the total increase of $0.3 million in marketing expenses for the period.  The Acquired Business is more of a business-to-consumer focused business and incurs higher marketing expenses including search engine marketing and search engine optimization on the Internet.

•                  Professional fees increased from $0.1 million for the three months ended September 30, 2008 to $0.5 million for the three months ended September 30, 2009.  The increase was primarily related to fees incurred in connection with public company reporting compliance.  In addition, the Company incurred $0.2 million for professional fees associated with the acquisition of INSINC.

•                  Other SG&A expenses increased from $0.4 million for the three months ended September 30, 2008 to $1.3 million for the three months ended September 30, 2009.  The Acquired Business accounted for $0.7 million of the total increase of $0.9 million for the period.

Equity in Loss of Affiliate

Equity in loss of KyLinTV decreased from a nominal amount for the three months ended September 30, 2008 to zero for the three months ended September 30, 2009.  The decrease is as a result of the cumulative losses exceeding the full value of the Company’s investment in 2008.  Due to KyLinTV’s accumulated losses, the investment had been reduced to zero.  The Company still owns its equity position in the affiliate, however the Company is not required to fund any additional losses, and as such no further charges will be incurred.

Depreciation and Amortization

Depreciation and amortization increased from $0.3 million for the three months ended September 30, 2008 to $1.1 million for the three months ended September 30, 2009.   The increase was due to amortization on assets acquired in the Merger ($0.8 million) and the increased capital assets required to support the increased revenue.

Unrealized Loss on Derivative

Unrealized loss on derivative increased from zero for the three months ended September 30, 2008 to $2.2 million for the three months ended September 30, 2009.   The increase was due to the adoption of ASC 815-40, effective January 1, 2009, which required the Company to fair value all convertible instruments denominated in a currency other than the Company’s functional currency.  On January 1, 2009, the grant date fair value of warrants denominated in Canadian dollars of $2.5 million was reallocated from additional paid in capital and a derivative liability was recorded in the amount of $0.6 million with an adjustment to opening accumulated deficit of $1.9 million.  The difference between the fair value at September 30, 2009 of $3.6 million and the fair value at June 30, 2009 of $1.4 million resulted in an unrealized loss on derivative of $2.2 million.

Comparison of Nine Months Ended September 30, 2009 to Nine Months Ended September 30, 2008

Our interim consolidated financial statements for our nine months ended September 30, 2009 and 2008 have been prepared in accordance with U.S. GAAP.  Included in note 12 of the financial statements is the reconciliation between our consolidated financial statements prepared in accordance with U.S. GAAP and Canadian GAAP.

	2009	2008	Change
	$	$	%
Revenue
Services revenue	17,778,374	3,908,585	355%
Equipment revenue	1,319,393	3,727,204	-65%
Total Revenue	19,097,767	7,635,789	150%

Costs and expenses
Cost of services revenue, exclusive of depreciation and amortization shown separately below	9,171,546	1,464,734	526%
Cost of equipment revenue	1,191,257	2,969,142	-60%
Selling, general and administrative, including stock-based compensation	21,152,982	5,933,585	256%
Depreciation and amortization	3,095,597	679,583	356%
	34,611,382	11,047,044	213%
Operating loss	(15,513,615)	(3,411,255)	355%

Other income (expense)
Unrealized loss on derivative	(3,038,200)	—	—
Gain on foreign exchange	104,575	—	—
Investment income	261,280	3,849	6688%
Equity in loss of affiliate	—	(1,006,386)	-100%
	(2,672,345)	(1,002,537)	167%
Net and comprehensive loss for the period	(18,185,960)	(4,413,792)	312%

Revenue

Services Revenue

Services revenue includes revenue from subscribers, eCommerce and technology services.  Services revenue increased from $3.9 million for the nine months ended September 30, 2008 to $17.8 million for the nine months ended September 30, 2009.  The increase is a combination of the organic growth in services revenue and the effect of the Merger on October 20, 2008. The organic growth in our services revenue was $4.0 million.  The Acquired Business comprised $9.9 million of total services revenue for the period.

Subscriber revenue increased from $3.1 million for the nine months ended September 30, 2008 to $12.5 million for the nine months ended September 30, 2009.  The increase is a combination of the growth in subscribers and the effect of the Merger on October 20, 2008. The organic growth in our subscriber revenue was $3.1 million.   Included in the organic increase was $2.5 in revenue from existing customers and $0.6 million in revenue generated from 19 new customers.  The Acquired Business comprised $6.3 million of total subscriber revenue for the period.

eCommerce revenue increased from zero for the nine months ended September 30, 2008 to $2.5 million for the nine months ended September 30, 2009.  The Acquired Business comprised all of eCommerce revenue for the period.

Technology services revenue increased from $0.8 million for the nine months ended September 30, 2008 to $2.8 million for the nine months ended September 30, 2009.  The increase is a combination of the organic growth in technology services revenue and the effect of the Merger on October 20, 2008. The organic growth in our technology services revenue was $0.9 million.   As new customers begin streaming video or develop their user interface, we earn technology services revenue.  This revenue is recognized over the life of the contractual relationship.  The Acquired Business comprised $1.1 million of total technology services revenue for the period.

Equipment Revenue

Equipment revenue decreased from $3.7 million for the nine months ended September 30, 2008 to $1.3 million for the nine months ended September 30, 2009.  The decrease in equipment revenue is a result of the uneven nature of the revenue stream; customers often place large single orders to meet minimum order requirements to manage the lead time between ordering and shipping and to minimize the related shipping costs.  The lead time on new orders is approximately 12 weeks from order to receipt.  The timing of specific orders is not consistent period over period.  We sell our STBs to customers, who in turn sell or give them to new users, and we also sell directly to users.  The demand for STBs is driven by new subscribers and the level of inventory carried by our customers.  Our customers do not have the right of return on purchased STBs.  Initial orders by new customers and new users will impact the trend of STB revenues.  The Company expects STB revenue to have a much slower growth rate than services revenue.  Services revenue is recurring (monthly) revenue whereas STB revenue is only from new customers and/or subscribers.

Costs and Expenses

Cost of Services Revenue

Cost of services revenue increased from $1.5 million or 38% of services revenue for the nine months ended September 30, 2008 to $9.2 million or 52% of services revenue for the nine months ended September 30, 2009.  This increase was a combination of the costs associated with increased revenue and the effect of the Merger on October 20, 2008.  The Acquired Business comprised $6.0 million of total costs of services revenue for the period.

Organic cost of services revenue increased from $1.5 million or 38% for the nine months ended September 30, 2008 to $3.2 million or 41% for the nine months ended September 30, 2009.  The increase was a result of increased revenue and higher costs for bandwidth due to higher usage by existing subscribers and additional costs relating to colocation and network fees.

Management expects to maintain cost of services revenue at between 50% and 60% of services revenue, including the Acquired Business, based on the mix of services revenue and as economies of scale are realized.

Cost of Equipment Revenue

Cost of equipment revenue decreased from $2.9 million for the nine months ended September 30, 2008 to $1.2 million for the nine months ended September 30, 2009 on lower revenue.  Cost of equipment revenue is directly variable with changes in equipment revenue.  Cost of equipment revenue as a percentage of equipment revenue increased from 80% for the nine months ended September 30, 2008 to 90% for the nine months ended September 30, 2009 due to an increase in the proportion of revenue which was sold on a cost recovery basis (shipping and replacement parts).

Selling, General and Administrative, including Stock-Based Compensation

Selling, general and administrative, including stock-based compensation, increased from $5.9 million for the nine months ended September 30, 2008 to $21.1 million for the nine months ended September 30, 2009.  The Acquired Business accounted for $10.7 million of the total $15.2 million increase in selling, general and administrative for the period.  The individual variances are due to the following:

•                  Wages and benefits increased from $4.6 million for the nine months ended September 30, 2008 to $14.7 million for the nine months ended September 30, 2009.    The Acquired Business accounted for $6.5 million of the total increase of $10.1 million in wages and benefits for the period. The organic increase of $3.6 million was primarily related to the increase in employees to support the increased revenue and the Merger with the Acquired Business.  In conjunction with the Merger, the Company added senior management and provided market level compensation for the CEO.

•                  Stock-based compensation expense increased from zero for the nine months ended September 30, 2008 to $1.0 million for the nine months ended September 30, 2009.  This increase was due to the assumption of convertible instruments in conjunction with the Merger and the Company granting convertible instruments to employees subsequent to the Merger.

•                  Marketing expenses increased from $0.1 million for the nine months ended September 30, 2008 to $0.8 million for the nine months ended September 30, 2009.  The Acquired Business accounted for $0.6 million of the total increase of $0.8 million in marketing expenses for the period.  The Acquired Business is more of a business-to-consumer focused business and incurs higher marketing expenses including search engine marketing and search engine optimization on the Internet.

•                  Professional fees increased from $0.6 million for the nine months ended September 30, 2008 to $1.1 million for the nine months ended September 30, 2009.  The increase was primarily related to fees incurred in connection with public company reporting compliance.  In addition, the Company incurred $0.2 million for professional fees associated with the acquisition of INSINC.

•                  Other SG&A expenses increased from $0.6 million for the nine months ended September 30, 2008 to $3.5 million for the nine months ended September 30, 2009.  The Acquired Business accounted for $2.4 million of the total increase of $2.9 million for the period.

Equity in Loss of Affiliate

Equity in loss of KyLinTV decreased from $1.0 million for the nine months ended September 30, 2008 to zero for the nine months ended September 30, 2009.  The decrease is as a result of the cumulative losses exceeding the full value of the Company’s investment in 2008.  Due to KyLinTV’s accumulated losses, the investment had been reduced to zero.  The Company still owns its equity position in the affiliate, however the Company is not required to fund any additional losses, and as such no further charges will be incurred.

Depreciation and Amortization

Depreciation and amortization increased from $0.7 million for the nine months ended September 30, 2008 to $3.1 million for the nine months ended September 30, 2009.   The increase was due to amortization on assets acquired in the Merger ($2.4 million) and the increased capital assets required to support the increased revenue.

Unrealized Loss on Derivative

Unrealized loss on derivative increased from zero for the nine months ended September 30, 2008 to $3.0 million for the nine months ended September 30, 2009.   The increase was due to the adoption of ASC 815-40.  The

difference between the fair value at September 30, 2009 of $3.6 million and the fair value at January 1, 2009 of $0.6 million resulted in an unrealized loss on derivative of $3.0 million.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2009, our principal sources of liquidity included cash and cash equivalents of $19.3 million and trade accounts receivable of $1.3 million. We do not have a credit facility.

At September 30, 2009, approximately 70% of our cash and cash equivalents were held in interest bearing bank accounts with a U.S. bank that received an A- rating by Standard and Poors and an A2 rating by Moody’s and 22% of our cash and cash equivalents  were held in bank accounts with two of the top five Canadian commercial banks.  The Company believes that these U.S. and Canadian financial institutions are secure notwithstanding the current global economy and that we will be able to access the remaining balance of bank deposits as these deposits are with large reputable banks.  Our investment policy is to invest in low risk short-term investments which are primarily term deposits.  We have not had a history of any defaults on these term deposits, nor do we expect any in the future given the short term to maturity of these investments.

Based on our current business plan and internal forecasts, and considering the risks that are present in the current global economy, we believe that cash on hand will be sufficient to meet our working capital and operating cash requirements for the next twelve months. The Company is still in the early stage of business.  From the Company’s inception it has incurred substantial net losses.  The Company continues to review its operating structure to reduce costs.  Cash from operations could be affected by various risks and uncertainties, including, but not limited to, the risks detailed in or incorporated by reference in our AIF and our Form 10 in the sections titled “Risk Factors”.

During the nine months ended September 30, 2009, the Company’s cash position decreased by $8.0 million.  The Company used $11.0 million to fund operations and $0.9 million to purchase fixed assets, offset by the impact of $3.9 million in other working capital changes.

Working Capital Requirements

The net working capital at September 30, 2009 was $2.7 million, a decrease of $15.4 million from the December 31, 2008 net working capital of $18.1 million. The decreased working capital is primarily due to funding operations and the fair value of the derivative liability on September 30, 2009.

Current assets at September 30, 2009 were $23.2 million, a decrease of $10.1 million from the December 31, 2008 balance of $33.3 million. The change is primarily due to a decrease in our cash and cash equivalents of $8.0 million.

Current liabilities at September 30, 2009 were $20.5 million, an increase of $5.3 million from the December 31, 2008 balance of $15.2 million.   The change is primarily due to the fair value of the derivative liability of $3.6 million.

Cash Flows

The Company’s business is still in the early stages, with only a few years of operating history.  As at September 30, 2009, the Company had cash and cash equivalent balances of $19.3 million.  From the Company’s inception, it has incurred net losses and has an accumulated deficit of $42.3 million; management expects these losses to continue in the short term.  The Company will require expenditures of significant funds for marketing, building its subscriber management systems, programming and website development, maintaining adequate video streaming and database software, pursuing and maintaining channel distribution agreements with its channel partners, fees relating to acquiring and maintaining Internet streaming rights to its content and the construction and maintenance of the Company’s delivery infrastructure and office facilities.  In addition, under the terms of the Acquisition Agreement with INSINC, the Company paid Cdn$2.5 million in cash on October 31, 2009.  There can be no assurance that the Company will ultimately be able to generate sufficient revenue or reduce its costs in the anticipated time frame to become profitable and have sustainable cash flows.

Summary Balance Sheet Data:

	September 30, 2009	December 31, 2008
	$	$

Current Assets
Cash and cash equivalents	19,315,256	27,323,021
Accounts receivable, net	1,284,570	2,284,242
Taxes receivable	15,040	983,253
Other receivables	718,475	227,711
Inventory	717,920	347,600
Prepaid expenses and deposits	1,132,328	1,830,260
Due from related parties	27,000	324,059
Total current assets	23,210,589	33,320,146

Current Liabilities
Accounts payable	6,161,373	4,465,388
Accrued liabilities	6,334,352	7,595,116
Derivative liability	3,626,150	—
Due to related parties	181,891	56,826
Deferred revenue	4,197,895	3,091,993
Total current liabilities	20,501,661	15,209,323

Working capital ratio	1.13	2.19

Comparative Summarized Cash Flows

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	$	$	$	$

Cash provided by (used in) operating activities	1,937,748	49,431	(7,186,903)	148,559
Cash used in investing activities	(362,108)	(182,918)	(893,949)	(1,237,176)
Cash provided by financing activities	6,087	1,750,000	73,087	2,600,000

Operating Activities

Cash used in operating activities for the nine months ended September 30, 2009 was $7.2 million.  Changes in net cash used in operating activities reflect the following:

•                  net loss of $18.2 million for the nine months ended; less

•                  non-cash items adjusted to net loss in the amount of $7.1 million, which relates to stock-based compensation, depreciation and amortization and unrealized loss on derivative; and

•                  changes in operating assets and liabilities of $3.9 million.

Investing Activities

Cash used in investing activities for the nine months ended September 30, 2009 was $0.9 million.  These funds were used to purchase fixed assets.

Financing Activities

Cash provided by financing activities was $0.1 million for the nine months ended September 30, 2009.  The funds were received from stock option exercises.

In the near future, the Company expects that it will continue to use its cash resources to fund working capital requirements.    The Company believes existing cash and cash equivalents will be sufficient to satisfy normal working capital needs and capital expenditures for at least the next twelve months.  However, the Company may sell additional equity securities to further enhance its liquidity position, and the sale of additional equity securities could result in dilution to its shareholders.

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements as of September 30, 2009.

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

Risks associated with financial instruments

[i] Foreign exchange risk

The Company is exposed to foreign exchange risk as a result of transactions in currencies other than its functional currency of the United States dollar.  The majority of the Company’s revenues are transacted in U.S. dollars, whereas a portion of its expenses are transacted in U.S. or Canadian dollars.  The Company does not use derivative instruments to hedge against foreign exchange risk.

[ii] Interest rate risk

The Company is exposed to interest rate risk on its invested cash and cash equivalents and its short-term investments.  The interest rates on these instruments are based on the bank’s rate and therefore are subject to change with the market.  The Company does not use derivative financial instruments to reduce its interest rate risk.

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

RELATED PARTY TRANSACTIONS

The Company has entered into certain transactions and agreements in the normal course of operations with related parties.  Significant related party transactions are as follows:

TransVideo

TransVideo is a company that is controlled by the Chairman of the Board of Directors of the Company.  STB purchases amounted to zero and $589,136 and transcoder licensing fees amounted to $6,000 and $50,000 for the three and nine months ended September 30, 2009, respectively.  STB purchases amounted to $206,000 and $2,745,000 and transcoder licensing fees amounted to $16,000 and $61,000 for the three and nine months ended September 30, 2008, respectively.  Included in cost of equipment revenue is the cost of STBs sold of $142,000 and $740,816 for the three and nine months ended September 30, 2009, respectively [three and nine months ended September 30, 2008 - $706,000 and $2,555,000, respectively].

KyLinTV

KyLinTV is a company that is controlled by the Chairman of the Board of Directors of the Company.  On June 1, 2008, the Company entered into an agreement with KyLinTV to build and deliver the setup and back office operation of an IPTV service.  The Company also provides and charges KyLinTV for administrative and general corporate support.  For each of the periods presented, the amounts paid for these services provided by the Company for the three and nine months ended September 30, 2009 were $160,185 and $461,415, respectively [three and nine months ended September 30, 2008 - $188,271 and $958,114, respectively].  During the three and nine months ended September 30, 2009, the Company purchased STBs from KyLinTV in the amount of $157,500 and $307,620, respectively.  During the nine months ended September 30, 2008, the Company purchased computer equipment from KyLinTV in the amount of $620,000.

New York Islanders Hockey Club, LP (“New York Islanders”)

The Company provides IT related professional services to the New York Islanders, a professional hockey club that is owned by the Chairman of the Board of Directors of the Company.

Renaissance Property Associates, LLC (“Renaissance”)

Renaissance is a real estate management company owned by the Chairman of the Board of Directors of the Company.  In June 2009, the Company signed a sublease agreement with Renaissance for office space in Plainview, New York.  Rent expense paid by the Company to Renaissance of $99,972 and $286,809, inclusive of taxes and utilities, is included in selling, general and administrative expense for the three and nine months ended September 30, 2009, respectively.

Patstar, Inc. (“Patstar”)

Patstar is a company controlled by the Vice-Chairman of the Board Directors of the Company that receives reimbursement of expenditures on behalf of the Company.  The nature of these reimbursements relates to expenses that the Company has incurred in the normal course of business. Rent expense paid by Patstar of $991 and $2,753 is included as a recovery in selling, general and administrative expense for the three and nine months ended September 30, 2009, respectively.

Hawaii IPTV, LLC (“Hawaii”)

The Company had as an IPTV customer Hawaii, whose principals are family members of the Chairman of the Board of Directors of the Company.  Hawaii ceased operations during the third quarter of 2009.

The Smile Train, Inc. (“Smile Train”)

The Company provides IT related professional services to Smile Train, a public charity whose founder and significant benefactor is the Chairman of the Board of Directors of the Company.

The Company recognized revenue from related parties for the three and nine months ended as follows:

	Three months		Nine months
	ended		ended
	September 30,		September 30,
	2009	2008	2009	2008
	$	$	$	$

New York Islanders	89,016	60,000	300,992	180,000
Renaissance	39,660	30,000	99,660	90,000
Smile Train	27,000	27,000	81,000	93,000
Hawaii	10,300	21,759	41,789	42,993
KyLinTV	424,315	392,885	1,311,715	522,420
	590,291	531,644	1,835,156	928,413

As at September 30, 2009 and December 31, 2008, the amounts due from (to) related parties are as follows:

	September 30,	December 31,
	2009	2008
	$	$

New York Islanders	(1,657)	29,189
Renaissance	—	(1,146)
Smile Train	27,000	27,000
Hawaii	—	17,527
TransVideo	(135,889)	(55,680)
KyLinTV	(44,345)	250,343
	(154,891)	267,233

Investment in affiliate — KyLinTV

The Company records its investment in KyLinTV using the equity method.

From January 1, 2008 through September 30, 2009, the Company’s equity interest in the affiliate was 17.1%.  As previously discussed, the Company also provides and charges KyLinTV for administrative and general corporate support.  Management has determined that as a result of the 17.1% equity interest combined with the services that the Company provides KyLinTV, the Company continues to have significant influence on the operating activities of KyLinTV; therefore, the Company continues to account for KyLinTV using the equity method of accounting for investment.

The Company’s proportionate share of the equity loss from KyLinTV has been accounted for as a charge on the Company’s consolidated statements of operations and comprehensive loss.   Due to KyLinTV’s accumulated losses, the investment had been reduced to zero as at December 31, 2008.  No further charges will be recorded as the Company has no obligation to fund the losses of KyLinTV.

The results of operations and financial position of the Company’s equity basis investment in KyLinTV are summarized below for the three and nine months ended September 30:

	Three months		Nine months
	ended		ended
	September 30,		September 30,
	2009	2008	2009	2008
	$	$	$	$
Condensed income statement information:
Net sales	2,047,409	1,851,368	6,003,173	4,574,186
Net loss	(1,302,214)	(1,812,905)	(4,282,112)	(6,045,973)

	September 30,	December 31,
	2009	2008
	$	$

Condensed balance sheet information:
Current assets	1,834,646	927,427
Non-current assets	1,238,950	2,411,319
Total assets	3,073,596	3,338,746
Current liabilities	14,080,872	10,063,909
Non-current liabilities	—	—
Equity (deficiency)	(11,007,276)	(6,725,163)
Total liabilities and equity	3,073,596	3,338,746

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance now codified as Accounting Standards Codification Topic 105, “Generally Accepted Accounting Principles” (“ASC 105”) as the single source of authoritative non-governmental U.S. GAAP. ASC 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place (the “Codification”). On the effective date of ASC 105, the Codification superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative. The provisions of ASC 105 are effective for interim and annual periods ending after September 15, 2009. We adopted ASC 105 in the third quarter of 2009. This pronouncement had no effect on our consolidated financial position, results of operations or cash flows, but impacted our financial reporting process by replacing all references to pre-Codification standards with references to the applicable Codification topic.

In October 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”). ASU 2009-13 amends guidance included within ASC Topic 605-25 to require an entity to use an estimated selling price when vendor specific objective evidence or acceptable third party evidence does not exist for any products or services included in a multiple element arrangement.  The arrangement consideration should be allocated among the products and services based upon their relative selling prices, thus eliminating the use of the residual method of allocation.  ASU 2009-13 also requires expanded qualitative and quantitative disclosures regarding significant judgments made and changes in applying this guidance. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption and retrospective application are also permitted. The company is currently evaluating the impact of adopting the provisions of ASU 2009-13.

In May 2009, the FASB issued ASC Topic 855, “Subsequent Events” (“ASC 855”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  This statement sets forth the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements.  ASC 855 also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued.  This statement is effective for interim or annual reporting periods ending after June 15, 2009.  The Company adopted ASC 855 during the second quarter of 2009.  The adoption of ASC 855 did not have a material impact on our interim consolidated financial statements or related footnotes.

In April 2009, the FASB issued ASC Topic 825, “Interim Disclosures about Fair Value of Financial Instruments” (“ASC 825”), to require disclosures about fair value of financial instruments for interim and annual reporting periods of publicly traded companies.  This interpretation is effective for interim reporting periods ending after June 15, 2009. The Company adopted ASC 825 during the second quarter of 2009.  The adoption of ASC 825 did not have a material impact on our interim consolidated financial statements or related footnotes.

Effective January 1, 2009, the Company adopted ASC Topic 815-40, “Derivatives and Hedging” (ASC 815-40).  One of the conclusions reached under ASC 815-40 was that an equity-linked financial instrument would not be considered indexed to the entity’s own stock if the strike price is denominated in a currency other than the issuer’s functional currency.  The conclusion reached under ASC 815-40 clarified the accounting treatment for these and certain other financial instruments.  ASC 815-40 specifies that a contract would not be treated as a derivative if it met the following conditions:  (a) indexed to the Company’s own stock; and (b) classified in shareholders’ equity in the Company’s statement of financial position.

As a result, the Company’s outstanding warrants denominated in Canadian dollars as detailed in note 11 are not considered to be indexed to our own stock because the exercise price is denominated in Canadian dollars and our functional currency is United States dollars and therefore have been treated as derivative financial instruments and recorded at their fair value as a liability.  All other outstanding convertible instruments are considered to be indexed to our own stock, because their exercise price is denominated in the same currency as our functional currency, and are included in shareholders’ equity.

In February 2008, the Canadian Institute of Chartered Accountants issued new Handbook Section 3064, Goodwill and Intangible Assets, which replaces Section 3062, Goodwill and Other Intangible Assets, and Section 3450, Research and Development Costs.  The new standard addresses when an internally developed intangible asset meets the criteria for recognition as an asset.  The section also issued amendments to Section 1000, Financial Statement Concepts.  These changes are effective for fiscal years beginning on or after October 1, 2008, with earlier adoption permitted, and have been adopted by the Company effective January 1, 2009.  The objectives of the changes are to reinforce a principle-based approach to the recognition of costs as assets and to clarify the application of the concept of matching revenues and expenses in Section 1000.  Collectively, these changes bring Canadian practice closer to International Financial Reporting Standards (“IFRS”) by eliminating the practice of recognizing as assets a variety of start-up, pre-production and similar costs that do not meet the definition and recognition criteria of an asset.  There was no material effect on the Company’s interim consolidated financial statements as a result of adopting CICA Handbook Section 3064.

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

OUTSTANDING SHARE DATA

The Company has total shares outstanding as at November 10, 2009 of 116,554,340.  In addition, the Company has 29,041,000 outstanding options, SARs, restricted share units, warrants and retention warrants, which are each exchangeable for one Share upon exercise.  On September 25, 2009, 3,680,194 Shares that were being held in escrow were cancelled.

DISCLOSURE CONTROLS AND CONTROLS OVER FINANCIAL REPORTING

Evaluation of disclosure controls and procedures:

The Company maintains appropriate disclosure controls and procedures and internal controls over financial reporting (each as defined in National Instrument 52-109, Certification of Disclosure in Issuers’ Annual and Interim Filings (“NI 52-109”) of the Canadian Securities Administrators) to ensure that information disclosed externally is complete, reliable and timely. The Company’s Chief Executive Officer and Chief Financial Officer evaluated, or caused an evaluation under their direct supervision of, the design and operating effectiveness of the Company’s disclosure controls and procedures (“DC&P”) and internal controls over financial reporting (“ICFR”) as at September 30, 2009, and have concluded that such DC&P and ICFR were appropriately designed and were operating effectively, except as outlined below.  See “Limitation on scope of design” below.

There were no changes to our ICFR during our last fiscal quarter ended September 30, 2009 that have materially affected, or are reasonably likely to affect, our ICFR.

Limitation on scope of design:

We have limited the scope of design of our internal controls and procedures and internal controls over financial reporting to exclude controls, policies and procedures of NeuLion USA and its subsidiaries, which were acquired as part of the Merger.  The chart below presents the summary financial information of NeuLion USA.

Balance Sheet Data:

September 30,
2009
$
Current assets	14,932,029
Long-term assets	14,808,954
Current liabilities	8,596,472
Long-term liabilities	510,082

Income Statement Data:

	3 months ended	9 months ended
	September 30, 2009	September 30, 2009
	$	$
Total revenue	3,117,534	9,353,437
Total cost of revenue	(1,364,544)	(4,521,319)
Net loss for the period	(2,743,783)	(7,756,011)

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

PART II. OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

1.                                       Between July 1, 2009 and September 30, 2009, the Company issued 9,996 Shares to two former employees and one former consultant as restricted share units vested pursuant to the Company’s Restricted Share Plan.  Under the Restricted Share Plan, the restricted share units vest in equal monthly increments on the last day of each month and are valued on the date of issuance.  The aggregate value attributable to the Shares issued during that period was $8,870.  The Company issued the Shares to the two former employees residing outside the United States in reliance on Regulation S adopted under the Securities Act of 1933, as amended (the “Securities Act”).  The Company issued the Shares to the one former consultant residing within the United States in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act for transactions not involving any public offering.

2.                                       On September 11, 2009, a former employee of the Company residing within the United States exercised 8,750 stock options to purchase 8,750 Shares, with an exercise price of $0.47 per share for 2,500 Shares and of $0.64 per share for 6,250 Shares, for aggregate gross proceeds to the Company of $5,175.  The Company offered and sold the Shares in reliance on the exemption from the registration requirements of the Securities Act afforded by Rule 701 promulgated thereunder.

3.                                       On September 17, 2009, a former employee of the Company residing within the United States exercised 1,542 stock options to purchase 1,542 Shares, with an exercise price of $0.47 per share for 729 Shares and of $0.70 per share for 813 Shares, for aggregate gross proceeds to the Company of $912.  The Company offered and sold the Shares in reliance on the exemption from the registration requirements of the Securities Act afforded by Rule 701 promulgated thereunder.

Item 6.  Exhibits.

Exhibit No.	Description
3.1(i)*	Articles of Incorporation, as amended, of NeuLion, Inc.

10.1*

Acquisition Agreement, dated as of October 5, 2009, by and among NeuLion, Inc., Interactive Netcasting Systems Inc. and Hugh Dobbie, Jr. (portions of this exhibit have been omitted pursuant to a request for confidential treatment on file with the Securities and Exchange Commission)

10.2*	Voting Support Agreement, dated as of October 5, 2009, by and among NeuLion, Inc., Hugh Dobbie, Jr. and Dowco Computer Systems Ltd.

31.1*	Certification of principal executive officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)

31.2*	Certification of principal financial officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)

32.1*

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

NEULION, INC.

Date: November 10, 2009	/s/ Nancy Li
Name: Nancy Li
Title: Chief Executive Officer

Date: November 10, 2009	/s/ Arthur J. McCarthy
Name: Arthur J. McCarthy
Title: Chief Financial Officer