Form 10-K
period 2009-12-31
NEULION, INC.
filed 2010-03-17
CIK 1387713

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission File Number: 000-53620

NEULION, INC.
(Exact name of registrant as specified in its charter)

Canada	98-0469479
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

1600 Old Country Road, Plainview, New York	11803
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (516) 622-8300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered

None

Securities registered pursuant to Section 12(g) of the Act:

Common Shares
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer	☐	Accelerated filer ☐

Non-accelerated filer (Do not check if a smaller Reporting company)	☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $50,149,594.

There were 116,744,404 shares of the registrant’s common shares issued and outstanding as of March 10, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

Our definitive Proxy Statement relating to our Annual and Special Meeting of Shareholders to be held on June 15, 2010 (the “Proxy Statement”), to be filed with the Securities and Exchange Commission (the “SEC”) pursuant to Regulation 14A under the Securities Act of 1934, is incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

NeuLion, Inc.

PART I

Item 1. Business

Overview

NeuLion, Inc. (“NeuLion,” the “Company,” “our,” or “we” and similar phrases), a corporation incorporated on January 14, 2000 under the Canada Business Corporations Act (“CBCA”) whose common shares (the “Shares”) are listed on the Toronto Stock Exchange, is a leading Internet Protocol (“IP”) television company, providing end-to-end IPTV services.  “IPTV” refers to the distribution over an IP network of streamed audio, video and other multimedia content, similar to television programming content, using industry-standard streaming protocols.  We build and manage private networks for content owners and aggregators (our content partners) that are used to stream content to multiple platforms through browser-based devices.  That content includes live and on-demand sports and international and variety programming, which we then deliver to subscribers and pay-per-view customers for viewing on Internet-connected browser-based devices such as personal computers, laptops and mobile devices and on standard television sets through Internet-connected set top boxes (“STBs”).  NeuLion’s main business objective is to enter into agreements with companies seeking their own private networks to reach target audiences and to provide complete IPTV services to these companies.  We also acquire the rights to certain sports and international content from television broadcasters (our channel partners), which we then stream to end users through our own private networks.

Our business model has evolved from a professional IT services and international programming provider to an end-to-end provider of IPTV services.  By “end-to-end provider of IPTV services,” we mean that we provide the following services:

•	content management – encoding of various digital and analog TV and video formats;

•	subscriber management – managing subscriber access and control of subscriber accounts;

•	digital rights management – preserving the integrity of the content and protecting it from unauthorized access;

•	billing services – enabling customers to view subscription accounts, providing pay-per-view transactional billing and payment processing;

•	delivery – delivering streamed audio, video and other multimedia content anywhere, anytime through the Company’s IPTV service and infrastructure; and

•	advertising insertion.

Customer Relationships

We have two types of relationships:  business-to-business (“B2B”) and business-to-consumer (“B2C”).

B2B relationships have been our primary focus in the past and are expected to be the focus in the future.  A B2B relationship is focused on providing an end-to-end solution to a customer to enable that customer to provide its content, by way of an IPTV platform built for that customer, to its end users.  B2B customers typically aggregate the content, negotiate the licensing rights and directly market the availability of the content.  This customer avails itself of the full services of the Company in delivery to its end users.  This type of relationship is typical in the professional and college sports properties and in our agreements with international and broad-based content providers.

Our B2C relationships are individual consumer oriented.  We have signed distribution agreements with our channel partners and content providers in exchange for revenue share or royalty payments to such providers.  We then market the content on one (or more) of the proprietary targeted websites that we have developed which are focused on a specific diaspora community, as well as on the general Company website for purchase by an end user.  We often aggregate the content into bundles or packages of similar interest (e.g. Talfazat for the Middle East community; TV-Desi for the South Asian community).  We incur marketing expenses in promoting the availability of such content.

The United States and Canada are the principal markets in which our sales occur.

Products and Services

Sports Programming

Through our comprehensive end-to-end IPTV solution, we provide our sports programming content partners with the ability to deliver live and on-demand content.  We maintain distribution and technology services agreements with leading professional and collegiate sports properties as well as with the sports network ESPN. Amongst professional sports leagues, NeuLion counts the National Football League (NFL), the National Hockey League (NHL) and the American Hockey League (AHL).  Through our recent acquisition of Interactive Netcasting Systems Inc. (“INSINC”), a provider of sports, government and entertainment webcasting services, we expanded our portfolio of sports content partners to include the Western Hockey League (WHL), the Ontario Hockey League (OHL), the Central Hockey League (CHL), the British Columbia Hockey League (BCHL), the Central Canadian Hockey League (CCHL), the Alberta Junior Hockey League (AJHL), the Central Junior Hockey League (CJHL) and the Canadian Football League (CFL).

We also operate our own portfolio of sports-oriented websites, including Cycling.tv, CollegeSportsDirect.com and selected World Cup soccer properties.  On the collegiate level, we are the premier partner for National Collegiate Athletic Association (NCAA) colleges and universities, with agreements in place with approximately 170 colleges, universities or related sites.

Ethnic/International and Specialty Programming

The Company also offers what is referred to in the industry as “ethnic television,” which the Company defines as programming directed at a specific diaspora community, as determined by a shared nationality, language or culture, and generally excluding communities for which English is the primary language.  We have license agreements directly with channel partners representing approximately 185 channels in 55 countries that give NeuLion rights to stream, predominantly on an exclusive world-wide basis, the channel partners’ live linear television feeds over the public Internet using our proprietary private networks such as Talfazat and TV-Desi.

Our subsidiary, INSINC, also distributes government and entertainment content.  Its clients in those industries include Business News Network (BNN), CTV News Channel, Rogers Sportsnet, TVG Networks, The Canadian Press, the Canadian Ministry of Justice, the BC Ministry of Education, and the Legislative Assemblies of British Columbia and Newfoundland and Labrador, among others.

We also have relationships with other specialty programming customers such as Sky Angel U.S. LLC, which streams faith-based programming.

Services

Our suite of technology and other services is directed at the entire spectrum of content aggregation and delivery.  Our services include:

•	content ingestion;

•	website design and hosting;

•	live and on-demand streaming of content on multiple platforms;

•	billing services;

•	facilitating online merchandise sales;

•	mobile features (streaming highlights, alerts, wallpaper and ring tones);

•	online ticketing;

•	auction engine (jerseys, tickets);

•	social networking;

•	customer and fan support; and

•	marketing and advertising sales.

Distribution Methods

We distribute content through two primary methods:

•	Internet-connected browser-based devices such as personal computers, laptops and mobile devices; and

•	standard television sets through use of our Internet-connected STBs.

Both of our distribution methods take advantage of an open IPTV network, the public Internet.  As a result, content delivered by NeuLion is available globally and is potentially unlimited in breadth.

Revenue

We earn revenue in two broad categories:  services revenue and equipment revenue.  Services revenue includes subscriber revenue, eCommerce revenue and technology services revenue.  Equipment revenue includes the sale and shipping of STBs.  Our revenue streams are described in detail in Item 7—Management’s Discussion & Analysis under the caption “OPERATIONS”.

Competition

New technologies and entrants could have a material adverse effect on the demand for NeuLion’s IPTV offerings.  For example, fixed line telecommunications and mobile telephony companies who offer or plan to offer video services may be competitors of NeuLion.  Together with other industry observers, we have witnessed and expect to continue to witness the launch of various closed network IPTV services around the world.  As they strive to maintain and grow their customer bases, fixed line telecommunications companies will likely see closed network IPTV as a central element of a “triple-play” strategy that will package telephone, television and Internet services in a single offering.  Moreover, certain IPTV service providers have an internal IP distribution strategy whereby they make their live linear feeds, as well as repurposed content, available through their own websites on a paid basis or free advertisement-supported basis.

We also face competition from other online content providers who offer sports, entertainment, and/or international programming.  In addition, there are multiple operators of pirated video content who stream content for which they have not received consent from the legal and beneficial owners of such content.  Furthermore, there are multiple front-end providers that provide a menu of links to streaming video content via websites on the Internet.  These “bootleggers” and front-end providers have varying menus of ethnic content and offer such content at varying degrees of streaming quality.

We may also be placed at a competitive disadvantage to the extent that other video providers are able to offer programming of higher technical quality than we can.  While we expect to continue to improve the technical quality of our products and services and offer our video content at increasingly higher streaming speeds, we cannot assure you that we will be able to compete effectively with other video providers.

To distinguish our product line from our competitors’ offerings, we seek to be a “one-stop shopping” source for our customers.  Our suite of technology and other services, discussed above, is directed at the entire spectrum of content aggregation and delivery.  Many companies in our markets offer far narrower choices of services than we offer.  For example, some content providers deliver only their own content, while we offer the content of multiple providers.  Or, an agency may provide only online ticketing services, while we also provide related online shopping and fan networking.  We also provide the STBs used to view our content on a television set.  We strive to meet every customer’s needs at every level and partner with them across product lines and extensions.

Supplier Dependence

We depend significantly upon TransVideo International, Ltd. (“TransVideo”), a related party, and Tatung Technology Incorporated (“Tatung Technology”) to provide the STBs used by our customers.

Customer Dependence

For the year ended December 31, 2009, no customer accounted for more than 10% of NeuLion’s revenues.  For the year ended December 31, 2008, three customers accounted for 54% of revenue, as follows:  32%, 12% and 10%. For the year ended December 31, 2007, two customers accounted for 85% of revenue, as follows:  68% and 17%.

Seasonality

Our sports content business is subject to fluctuation because demand for our sports programming corresponds to the seasons of the sports for which we stream content.

Regulation

Governments and regulatory authorities in some jurisdictions in which our subscribers reside or NeuLion content originates may impose rules and regulations requiring licensing for distribution of IPTV content over the Internet.  Regulatory schemes can vary significantly from country to country.  We may be subject to broadcasting or other regulations in countries in which we have subscribers or from which our channel partners distribute their live linear feeds to us, and we may not be aware of those regulations or their application to us.  Further, governments and regulatory authorities in many jurisdictions regularly review their broadcasting rules and policies, including the application of those rules and policies to new and emerging media.

Traditional over-the-air and cable television broadcasting businesses are generally subject to extensive government regulation and significant regulatory oversight in most jurisdictions, including many of the countries from which NeuLion’s channels originate and many of the countries into which NeuLion distributes its content to subscribers.  Regulations typically govern the issuance, amendment, renewal, transfer and ownership of over-the-air broadcast licenses, cable franchise licenses, competition and cross ownership and sometimes also govern the timing and content of programming, the timing, content and amount of commercial advertising and the amount of foreign versus domestically produced programming.  In many jurisdictions, including Canada and the United States, there are also significant restrictions on the ability of foreign entities to own or control traditional over-the-air television broadcasting businesses.  We are not aware of any regulations in any of the jurisdictions in which our subscribers reside that would require us to be licensed to distribute content over the public Internet.

Governments and regulatory authorities in some jurisdictions in which our subscribers reside may impose rules and regulations affecting the content distributed over IPTV:

•
In the United States, we may fall within the statutory definition of a multichannel video program distributor (“MVPD”), making us subject to the provisions of the Communications Act of 1934, as amended, and Federal Communications Commission (“FCC”) regulations applicable to MVPDs.  In August 2008, the FCC sought comments regarding whether regulatory fees should be imposed on IPTV service.  The FCC, however, has not ruled whether providers of IPTV content over the public Internet are MVPDs, and as such, we do not consider that the statutory and regulatory requirements of MVPDs apply to NeuLion.  If we were found to be an MVPD, we would be required to scramble any sexually explicit programming we distributed, close caption programs we offered subscribers, comply with certain FCC advertising regulations and be subject to the FCC’s equal employment opportunity rules, but we would not be subject to licensing or rate regulation or be required to secure approval to deliver IPTV content over the public Internet to subscribers residing in the United States.

•
A European Union directive, entitled the “Audiovisual and Media Services Directive ” (the “Directive”),  was adopted on December 19, 2007.  This Directive could subject IPTV service providers and content, including subscription-based IPTV content that is distributed over the public Internet in the United Kingdom and to other European Union member states, to regulatory requirements.  European Union member states had until December 19, 2009 to implement this Directive.  A streamed IPTV service could be subject to regulation as a broadcast service in certain situations.  For example, the United Kingdom, as part of its implementation of the Directive, amended its definition of what constitutes a television licensable content service (i.e., a broadcast service) to include Internet-delivered television services.  The service will be regulated if it is an on-demand service which contains primarily programs.  Under the Directive, whether a broadcast or on-demand service, it will be regulated in the member state in which the service provider is established (for example, where it has its head office and editorial control is exercised), but the service will be able to be received freely throughout the other European Union member states.

In March 2010, the United Kingdom will implement the regulations dealing with on-demand services.

•
It will adopt a co-regulatory structure with The Association for Television On-Demand (“ATVOD”) having primary responsibility over content issues and the Advertising Standards Association would regulate advertising on voice-on-demand services;

•	The Office of Communications (“Ofcom”) will have backstop powers to regulate both content and advertising on such services;

•	Ofcom has issued guidance on what on-demand services fall within its regulatory scope.

•	Service providers caught by the new regulatory regime for on-demand service will have to register their service with ATVOD by April 30, 2010 and pay a license fee.

If NeuLion merely provides access but does not exercise editorial control over the content of a voice-on-demand service, it will not be regulated.  Further, as we believe that NeuLion is not currently established in the United Kingdom or any other European Union member state for the purposes of the Directive, we do not consider that either our streamed or  on-demand video services are regulated within the European Union.

In Canada, our activities fall under the jurisdiction of the Broadcasting Act, which is applied by the Canadian Radio-television and Telecommunications Commission (“CRTC”).  In October 2009 the CRTC issued Broadcasting Order CRTC 2009-660, committing the regulator to a “New Media Exemption Order” under which the CRTC will continue to refrain from regulating most aspects of audiovisual content made available and delivered over the Internet, or delivered using other point-to-point technology and received by way of mobile devices. This exemption includes refraining from requiring Canadian ownership and control or the licensing of undertakings engaged in such activities. There are two exceptions to the scope of this exemption: an Internet anti-discrimination rule; and an increased role in monitoring the development of markets in audiovisual content on the Internet, possibly making us subject to CRTC reporting requirements whose scope is currently being considered by the CRTC (Broadcasting Notice of Consultation CRTC 2010-97).

Our operations in Canada are also affected by CRTC rules preventing Internet access providers from discriminating against traffic transmitted to and from our users under the Internet Traffic Management Practice (“ITMP”) regulatory framework issued in Telecom Regulatory Policy CRTC 2009-657 and, depending on a Federal Court of Appeal reference case initiated by Broadcasting Order CRTC 2009-452, possibly under the New Media Exemption Order.  The ITMP framework regulates how Internet access providers handle traffic on the public Internet.  The ITMP framework: prohibits content-blocking; requires detailed prior public notice, followed by a 30-day warning period, before any retail traffic-shaping measures are implemented; and prohibits traffic-shaping which does not address a justifiable purpose in a manner that is narrowly tailored, minimizes harm, and could not have been reasonably avoided through network investment or economic approaches.  An ongoing proceeding initiated by Telecom Notice CRTC 2009-261, in which the CRTC is considering how wholesale Internet access requirements affect broadband providers’ ability to allocate bandwidth to their IPTV operations, may also affect our ongoing operations in Canada.

Except as otherwise described, while we are not aware of any proposed regulatory initiatives regulating IPTV content in any of the jurisdictions in which our subscribers reside, we cannot assure you that regulations or orders will not be amended in the future in a manner that requires us to modify or block content in particular jurisdictions in order to continue distributing our IPTV services to subscribers in those jurisdictions or that otherwise affects our operations in a materially adverse manner.

Our business may be adversely affected by foreign import, export and currency regulations and global economic conditions.  Our current and future development opportunities partly relate to geographical areas outside of the United States and Canada.  There are a number of risks inherent in international business activities, including government policies concerning the import and export of goods and services, costs of localizing products and subcontractors in foreign countries, costs associated with the use of foreign agents, potentially adverse tax consequences, limits on repatriation of earnings, the burdens of complying with a wide variety of foreign laws, nationalization and possible social, labor, political and economic instability.  We cannot assure you that such risks will not adversely affect our business, financial condition and results of operations.

Furthermore, a portion of our expenditures and revenues will be in currencies other than the U.S. dollar.  Our foreign exchange exposure may vary over time with changes in the geographic mix of our business activities.  Foreign currencies may be unfavorably impacted by global developments, country specific events and many other factors.  As a result, our future results may be adversely affected by significant foreign exchange fluctuations.

Employees

As of March 10, 2010, we had 224 total employees, all of whom were full-time employees.

Executive Officers

The following sets forth the executive officers of the Company.  There are no family relationships among the executive officers.  The term of each officer is for one year or until a successor is elected.  Officers are normally elected annually.

Name and Age	Office	Officer Since
Nancy Li, 52	Chief Executive Officer	2008
G. Scott Paterson, 46	Vice Chairman	2008
Arthur J. McCarthy, 53	Chief Financial Officer	2008
Roy E. Reichbach, 47	General Counsel and Corporate Secretary	2008
Horngwei (Michael) Her, 46	Executive Vice President of Research and Development	2008
Ronald Nunn, 57	Executive Vice President of Operations	2008
J. Christopher Wagner, 50	Executive Vice President of Sales	2008

Nancy Li has been the Chief Executive Officer of NeuLion since October 2008.  She is the founder of NeuLion USA, Inc. (“NeuLion USA”), a wholly-owned subsidiary of NeuLion, and has been its Chief Executive Officer since its inception in 2003. From 2001 to 2003 Ms. Li established and ran iCan SP, a provider of end-to-end service management software for information technology operations and a wholly owned subsidiary of CA Inc., which was formerly known as Computer Associates International, Inc. (“Computer Associates”).  From 1990 to 2001 Ms. Li was Executive Vice President and Chief Technology Officer for Computer Associates, and prior to that held a variety of management positions covering virtually every facet of Computer Associates’ business from a development and engineering perspective.  Ms. Li holds a Bachelor of Science degree from New York University.  Ms. Li is married to Charles B. Wang, Chairman of the Board of Directors of the Company.

G. Scott Paterson has been the Vice Chairman of NeuLion since October 2008.  Prior to his current position, Mr. Paterson was Chairman of the Company from January 2002 until October 2008 and Chief Executive Officer from May 2005 until October 2007 and again from June 2008 until October 2008.  Mr. Paterson is a Director, Chairman of the Audit Committee and a member of the Strategic Committee of Lions Gate Entertainment (NYSE:LGF).  Mr. Paterson is also Chairman of Automated Benefits Corp. (TSXV:AUT) and a Director of Run of River Power Inc (TSXV:ROR).  He is also the Chairman of the Merry Go Round Children’s Foundation and a Governor of Ridley College. From October 1998 until December 2001, Mr. Paterson was Chairman and CEO of Yorkton Securities Inc., which under his leadership became Canada's leading technology investment bank. Mr. Paterson has served as the past Chairman of the Canadian Venture Stock Exchange and as a former Vice Chairman of the TSX. Mr. Paterson is a graduate of Ridley College and earned a Bachelor of Arts (Economics) degree from the University of Western Ontario. In 2009, Mr. Paterson obtained the ICD.D designation by graduating from the Rotman Institute of Corporate Directors at the University of Toronto.

In December 2001, Mr. Paterson entered into a settlement agreement with the Ontario Securities Commission (the “Commission”) in connection with conduct that was, in the view of the Commission, contrary to the public interest in connection with certain corporate finance and trading activities engaged in by Mr. Paterson and the investment dealer with which he was associated.  Mr. Paterson has fulfilled the terms of the settlement agreement, which provided that he could not be registered under the Ontario Securities Act until December 19, 2003, that he make a voluntary payment to the Commission of one million Canadian dollars and that he temporarily cease trading for a six-month period.  There were no allegations of securities rule or law breaches.

Arthur J. McCarthy has been the Chief Financial Officer of NeuLion since November 2008.  Mr. McCarthy is an Alternate Governor of the New York Islanders on the NHL Board of Governors.  From 1985 until 2008 he was the Senior Vice President and Chief Financial Officer for the New York Islanders and was responsible for the New York Islanders’ financial affairs and its affiliated companies, including the Lighthouse Development Group, LLC.  From 1977 to 1985, Mr. McCarthy was a member of the Audit Practice of KPMG Peat Marwick, reaching the position of Senior Manager.  Mr. McCarthy was licensed in the State of New York as a Certified Public Accountant in 1980 and holds a Bachelor of Science degree from Long Island University─C.W. Post College.

Roy E. Reichbach has been the General Counsel and Corporate Secretary of NeuLion since October 2008 and has been the General Counsel and Corporate Secretary of NeuLion USA since 2003.  Mr. Reichbach is an Alternate Governor of the New York Islanders on the NHL Board of Governors.  From 2000 until October 2008 he was also the General Counsel of the New York Islanders and was responsible for the legal affairs of its affiliated real estate companies, including Lighthouse Development Group, LLC.  From 1994 until 2000 Mr. Reichbach was Vice President – Legal at Computer Associates.  Prior to that, he was a trial lawyer in private practice.  Mr. Reichbach holds a Bachelor of Arts degree from Fordham University and a Juris Doctorate degree from Fordham Law School.  He has been admitted to practice law since 1988.

Horngwei (Michael) Her has been the Executive Vice President of Research and Development of NeuLion since October 2008 and the Executive Vice President of Research and Development of NeuLion USA since its inception in 2003.  From 2000 to 2003 Mr. Her ran the development team for iCan SP.  Prior to that, Mr. Her served as Senior Vice President for Research & Development at Computer Associates.  He is also the co-inventor of several computer systems patents.  Mr. Her holds a college degree from Taipei Teaching College and a Master of Science degree from the New York Institute of Technology.

Ronald Nunn has been the Executive Vice President of Business Operations of NeuLion since October 2008 and the Executive Vice President of Business Operations of NeuLion USA since January 2004.  From 2000 to 2003 Mr. Nunn was in charge of business operations at iCan SP.  Between 1987 and 2000, Mr. Nunn held a number of senior management positions at Computer Associates.  From 1982 to 1987 Mr. Nunn directed certain research and development and operating projects with UCCEL (formerly University Computing Company).

J. Christopher Wagner has been the Executive Vice President of Sales of NeuLion since October 2008 and the Executive Vice President of Marketplace Strategy of NeuLion USA since its inception in 2003.  From 1984 to 2000 Mr. Wagner held several positions at Computer Associates, culminating in his becoming Executive Vice President and General Manager of Services, responsible for building that company’s Government Partner Program and Global Consulting Business.  From 2000 to 2003 Mr. Wagner worked as the Chief Executive Officer and member of the Board of Directors of several private equity and venture capital firms, including Metiom, MetaMatrix, Exchange Applications and Digital Harbor.  Mr. Wagner received a Bachelor of Arts degree from Delaware University.

Item 1A. Risk Factors

An investment in our Shares is highly speculative and involves a high degree of risk.  The following are specific and general risks that could affect us.  If any of the circumstances described in these risk factors actually occur, or if additional risks and uncertainties not presently known to us or that we do not currently believe to be material in fact occur, our business, financial condition or results of operations could be materially adversely affected.  In that event, the trading price of our Shares could decline, and you may lose part or all of your investment.  In addition to carefully considering the risks described below, together with the other information contained in this annual report on Form 10-K, you should also consider the risks described under the caption “Regulation” in Item 1 hereof, which risk factors are incorporated by reference into this Item 1A.  In addition, these factors represent risks and uncertainties that could cause actual results to differ materially from those implied by forward-looking statements contained in this annual report on Form 10-K.

We may need additional capital to fund continued growth, which may not be available on acceptable terms or at all.

Our ability to increase revenue will depend in part on our ability to continue growing the business by developing IPTV platforms for new customers as well as maintaining and increasing our private networks’ subscriber bases, which may require significant additional capital that may not be available to us.  We may need additional financing due to future developments, changes in our business plan or failure of our current business plan to succeed, which could result from increased marketing, distribution or programming costs.  Our actual funding requirements could vary materially from our current estimates.  If additional financing is needed, we may not be able to raise sufficient funds on favorable terms or at all.  Recent developments in the financial markets such as the scarcity of capital have made it more difficult for early stage companies such as NeuLion to access capital markets on acceptable terms or at all.  If we issue Shares in the future, such issuance will result in the then-existing shareholders sustaining dilution to their relative proportion of our outstanding equity.  If we fail to obtain any necessary financing on a timely basis, then our ability to execute the current business plan may be limited, and our business could be adversely affected.

The global economic crisis could result in decreases in customer traffic and otherwise adversely affect our business and financial results and have a material adverse effect on our liquidity and capital resources.

The global economy, including the U.S. economy, is experiencing a severe recession.  As a business that is dependent upon consumer discretionary spending, NeuLion faces a challenging fiscal 2010 because our IPTV platform customers’ subscribers and our private network subscribers may have less money for discretionary spending as a result of job losses, foreclosures, bankruptcies, reduced access to credit and sharply falling home prices.  Any resulting decreases in customer traffic and revenue will negatively impact our financial performance because reduced revenue results in smaller profit margins.  Additionally, many of the long-term effects and consequences of the economic recession are currently unknown; any one or all of them could potentially have a material adverse effect on our liquidity and capital resources, including our ability to raise additional capital if needed, or otherwise negatively impact our business and financial results.

We are an early-stage enterprise with a short operating history, which makes it difficult to evaluate our prospects.

We are still in the early stage of building out our business.  Many of the expenses, problems and delays encountered by an enterprise in its early stage may be beyond our control.  As an early-stage enterprise, we expend significant funds on:

•	marketing;

•	programming and website development;

•	maintaining adequate video-streaming and database software;

•	building subscriber management systems;

•	pursuing and maintaining distribution agreements with our content partners and channel partners; and

•	acquiring and maintaining Internet distribution rights to our content.

From our inception, we have incurred substantial net losses, and we expect to continue operating at a loss in the near future.  If we are ultimately unable to generate sufficient revenue to become profitable and have sustainable positive cash flows, our investors could lose their investment.

We may also encounter certain problems or delays in building our business, including those related to:

•	regulatory policies and compliance;

•	marketing;

•	consumer acceptance of Internet-based television;

•	unsuccessful commercial launches of new programming content;

•	costs and expenses that exceed current estimates;

•	financing needs; and

•	the construction, integration, testing or upgrading of the NeuLion distribution infrastructure and other systems.

Delays in the timely design, construction, deployment and commercial operation of our business, and consequently the achievement of positive cash flow, could result from a variety of causes, many of which are beyond our control.  Substantial delays in any of these matters could delay or prevent us from achieving profitable operations.

Demand for IPTV may be insufficient for us to achieve and sustain profitability.

IPTV is an emerging service.  Potential NeuLion IPTV platform customers may be slow to adopt the Internet as a medium through which they distribute their own content, and their and our subscribers may be slow or refuse to adopt IPTV as a preferred method of viewing content.  We cannot estimate with any certainty the potential demand for our services or our ability to satisfy that demand.  Among other things, acceptance of our services will depend upon:

•
our ability to develop and introduce new services that offer enhanced performance and functionality, in a timely manner, in response to changing market conditions, customer and subscriber requirements or our competitors’ technological advances;

•	the cost and availability of technology, such as computer hardware and high-speed Internet connections, that are required to utilize our service;

•	the marketing and pricing strategies that we employ relative to those of our competitors;

•	the acceptance of our subscriber management systems;

•	whether we acquire, market and distribute high-quality programming consistent with subscribers’ tastes; and

•	the willingness of subscribers to pay pay-per-view or subscription fees to obtain our service.

Our results of operations will depend in part upon our ability and that of our IPTV platform customers to increase our respective subscriber bases while maintaining our preferred pricing structures, managing costs and controlling subscriber churn rates.  If demand does not develop as expected, then we may not be able to generate enough revenue to generate positive cash flow or achieve and sustain profitability.

One of our objectives is to acquire and maintain programming that sustains loyal audiences in or across various demographic groups.  The attractiveness of our content offerings and our ability to retain and grow the audiences for our programs will be an important factor in our ability to sell subscriptions and advertising.  Our content offerings may not attract or retain the number of subscribers that we anticipate and some content may offend or alienate subscribers that are outside of the target audience for that content.  There can be no assurance that our content offerings will enable us to retain our various audiences.  If we lose the rights to distribute any specific programming or channels and fail to attract comparable programming with similar audience loyalty, the attractiveness of our service to subscribers or advertisers could decline and our business could be adversely affected.

We may have difficulty and incur substantial costs in scaling and adapting our existing systems architecture to accommodate increased traffic, technology advances or customer requirements.

Our future success will depend on our ability to adapt to rapidly changing technologies, to adapt our services to evolving industry standards and to improve the performance and reliability of our services.  The IPTV industry and the Internet and the video entertainment industries in general are characterized by rapid technological change, frequent new product innovations, changes in customer requirements and expectations and evolving industry standards.  There is no assurance that one or more of the technologies utilized by NeuLion will not become obsolete or that our services will be in demand at the time they are offered.  If we or our suppliers are unable to keep pace with technological and industry changes, our business may be unsuccessful.

In the future, we may be required to make changes to our systems architecture or move to a completely new architecture.  To the extent that demand for our services, content and other media offerings increases, we will need to expand our infrastructure, including the capacity of our hardware servers and the sophistication of our software.  If we are required to switch architectures, we may incur substantial costs and experience delays or interruptions in our service.  These delays or interruptions in our service may cause users and customers to become dissatisfied and move to competing providers of IPTV services.  An unanticipated loss of traffic, increased costs, inefficiencies or failures to adapt to new technologies or user requirements and the associated adjustments to our systems architecture could harm our operating results and financial condition.

We depend on third parties to develop technologies used in key elements of our IPTV services.  More advanced technologies that we may wish to use may not be available to us on reasonable terms or in a timely manner.  Further, our competitors may have access to technologies not available to us, which may enable these competitors to offer entertainment products of greater interest to consumers or at more competitive costs.

We could suffer failures or damage due to events that are beyond our control, which could adversely affect our brand and operating results.

Our success as a business depends, in part, on our ability to provide consistently high-quality video streams to our customers’ and to our own subscribers via the NeuLion distribution infrastructure and IPTV technology on a consistent basis.  Our distribution infrastructure is susceptible to natural or man-made disasters such as earthquakes, floods, fires, power loss and sabotage, as well as interruptions from technology malfunctions, computer viruses and hacker attacks.  Other potential service interruptions may result from unanticipated demands on network infrastructure, increased traffic or problems in customer service.  Our ability to control technical and customer service issues is further limited by our dependence on our channel partners for technical integration of the NeuLion distribution infrastructure.  Significant disruptions in the NeuLion distribution infrastructure would likely affect the quality and continuity of our service, could harm our goodwill and the NeuLion brand and ultimately could significantly and negatively impact the amount of revenue we may earn from our service.  We may not carry sufficient business interruption insurance to compensate for losses that could occur as a result of an interruption in our services.

We depend upon third parties for:

•	the provision of programming in connection with our service, including our channel partners and other third-party content providers; and

•	the availability and performance of STBs, all of which we purchase from TransVideo and Tatung Technology.

Any failure by third parties to provide these services could significantly harm our ability to conduct our business.  Furthermore, financial difficulties experienced by our third-party providers — such as bankruptcy, insolvency, liquidation or winding up of daily operations — for any reason whatsoever could also have negative consequences on our business.

We operate in competitive and evolving markets.

We operate in competitive and evolving markets locally, nationally and globally.  These markets are subject to rapid technological change and changes in customer preferences and demand.  In seeking market acceptance, we will encounter competition for both subscribers and advertising revenue from many sources, including other IPTV services, direct broadcast satellite television services and digital and traditional cable systems that carry sports and ethnic programming.  Traditional cable and satellite television already has a well-established and dominant market presence for its services, and Internet portals, video file-sharing service providers and other third-party providers of video content over the Internet may distribute ethnic video content.  Many of these competitors have substantially greater financial, marketing and other resources than we do.  As the IPTV market grows (resulting from higher bandwidths, faster modems and wider programming selections), an increasing number of Internet-based video program offerings will be available to our current and potential customers.  In addition, our competitors, in both the traditional satellite and cable television broadcasting and IPTV markets, could exclusively contract with sports and ethnic content providers that are not under contract with us, creating significant competition in both the sports and ethnic programming and IPTV markets.  Our revenue could be materially adversely affected if we are unable to compete successfully with traditional and other emerging providers of video programming services.

We do not have exclusive Internet distribution rights to all of our content and the cost of renewing such rights or obtaining such rights for new content may be higher than expected.

Many of NeuLion’s content and channel partner agreements give us the exclusive Internet distribution rights to the related content and channels.  If this content or these channels are offered elsewhere on the Internet on more attractive terms, we could lose these subscribers, which would have an adverse effect on its results of operations.

We must negotiate with potential partners to acquire the Internet distribution rights for our programming.  In addition, we will need to renew our agreements with existing partners.  We anticipate that, as the IPTV market grows, license fees relating to Internet distribution rights for programming (including sports and ethnic programming), or for the rights to substitute advertising into the live video streamers of the content, will increase.  License fees payable under the partner agreements may be significantly more costly to renew than anticipated.

In addition, some of the existing partner agreements that give NeuLion exclusive Internet distribution rights have renewal mechanisms that are tied to our ability to generate specified revenue share amounts or specified subscriber numbers in respect of particular channels.  If we are unable to meet these targets, then we may have to renegotiate the agreements when they come up for renewal or may lose one or more of our exclusive licenses.  Renegotiated license fees may be more expensive than anticipated.  We may be unable to obtain our programming consistently at a cost that is reasonable or appealing to our customers, which may adversely affect our marketing efforts, reputation, brand and revenue.

There is uncertainty relating to our ability to enforce our rights under our channel and content partner agreements.

Many of our channel and content partner agreements for ethnic programming are with foreign entities and are governed by the laws of foreign jurisdictions.  If a partner breaches an agreement with us, then we will incur the additional costs of determining our rights and obligations under the agreement under applicable foreign laws and enforcing the agreement in a foreign jurisdiction.  Many of the jurisdictions to which our partner agreements are subject do not have sophisticated and/or impartial legal systems and we may face practical difficulties in enforcing any of our rights in such jurisdictions.  We may not be able to enforce such rights or may determine that it would be too costly to enforce such rights.  In addition, many of our partner agreements contain arbitration provisions that govern disputes under the agreements and there is uncertainty with respect to the enforceability of such arbitration provisions under the laws of related foreign jurisdictions.  If a dispute were to arise under an agreement and the related arbitration provision was not effective, then we would be exposed to the additional costs of settling the dispute through traditional legal avenues rather than through an arbitration process.

Our business may be impaired by third-party intellectual property rights in the programming content of our channel and content partners.

We rely on our channel and content partners to secure the primary rights to redistribute programming and other content over the Internet.  There is no assurance that our partners have successfully licensed all relevant programming components that are necessary for Internet redistribution.  Other parties may claim certain intellectual property rights in the content that we license from our partners.  For example, our partners may not have sufficient rights in the underlying content to license distribution rights to their content to us, or a given partner may not identify programming that we are not permitted to distribute in time for us to stop distribution of the offending programming.  In addition, as the IPTV market grows, advertisers may begin to attempt to enforce intellectual property rights in advertisements included in our partners’ programming, and we may inadvertently infringe the intellectual property rights of such advertisers by distributing such advertisements over the Internet or by inserting our own advertising in replacement of such advertisements.

In the event that our partners are in breach of the distribution rights related to specific programming and other content, we may be required to cease distributing or marketing the relevant content to prevent any infringement of related rights, and may be subject to claims of damages for infringement of such rights.  We may also be required to file a claim against a given partner if the distribution rights related to specific programming are breached, and there is no assurance that we would be successful in any such claim.

We may be subject to other third-party intellectual property rights claims.

Companies in the Internet, technology and media industries often own large numbers of patents, copyrights, trademarks and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights.  As NeuLion faces increasing competition, the possibility of intellectual property rights claims against us grows.  Our technologies may not be able to withstand third-party claims or rights against their use.  Intellectual property claims, whether having merit or otherwise, could be time consuming and expensive to litigate or settle and could divert management resources and attention.  In addition, many of our agreements with network service providers require us to indemnify these providers for third-party intellectual property infringement claims, which could increase our costs as a result of defending such claims and may require that we pay the network service providers’ damages if there were an adverse ruling in any such claims.

If litigation is successfully brought by a third party against us in respect of intellectual property, we may be required to cease distributing or marketing certain products or services, obtain licenses from the holders of the intellectual property at material cost, redesign affected products in such a way as to avoid infringing intellectual property rights or seek alternative licenses from other third parties which may offer inferior programming, any or all of which could materially adversely affect NeuLion’s business, financial condition and results of operations.  If those intellectual property rights are held by a competitor, we may be unable to obtain the intellectual property at any price, which could also adversely affect our competitive position.  An adverse determination could also prevent us from offering its services and could require that we procure substitute products or services.  Any of these results could harm our business, financial condition and results of operations.

We rely on our channel and content partners to ensure intellectual property rights compliance globally.

We are exposed to liability risk in respect of the content that we redistribute over the Internet, relating to both infringement of third-party rights to the content and infringement of the laws of various jurisdictions governing the type and/or nature of the content.  We rely in large part on our channel and content partners’ obligations under our partner agreements to advise NeuLion of any potential or actual infringement so that we may take appropriate action if such content is not intellectual property rights-compliant or is otherwise obscene, defamatory or indecent.  There is a risk that our partners will not advise us in time, or at all, in respect of such content, and expose us to liability for our redistribution of such content over the Internet.  Any alleged liability could harm our business by damaging our reputation, requiring us to incur legal costs in defense of any such claim, exposing us to significant awards of damages and costs and diverting management’s attention, any of which could have an adverse effect on our business, results of operations and financial condition.

We rely on our partners for our content.

The success of our B2C business depends significantly on our relationships with our channel and content partners.  We enter into partner agreements to acquire the Internet distribution rights to sports, ethnic and other content.  Our success as a business depends on the cooperation, good faith, programming and overall success of our partners in providing marketable programming.  Because of our dependency on our partners, should a partner’s business suffer as a result of increased competition, increased costs of programming, technological problems, regulatory changes, adverse effects of litigation or other factors, our business may suffer as well.

Furthermore, a failure by one of our partners to perform its obligations under its agreement could have detrimental financial consequences for our business.  The agreements are for various terms and have varying provisions regarding renewal or extension.  If we are unable to renew or extend these agreements at the conclusion of their respective terms, we may not be able to obtain substitute programming, or substitute programming may not be comparable in quality or cost to the existing programming, which could materially adversely affect our business, financial condition and results of operations.

We depend on key personnel and relationships, and the loss of their services or the inability to attract and retain them may negatively impact our business.

We are dependent on key members of our senior management, including Nancy Li and G. Scott Paterson.  We have not obtained key-man insurance for any member of senior management other than Mr. Paterson.  In addition, innovation is important to our success, and we depend on the continued efforts of our executive officers and key employees, who have specialized technical knowledge regarding the NeuLion distribution infrastructure and information technology systems and significant business knowledge regarding the IPTV industry and subscription services.  The market for the services of qualified personnel is competitive and we may not be able to attract and retain key employees.  If we lose the services of one or more of our executive officers or key employees, or fail to attract qualified replacement personnel, then our business and future prospects could be materially adversely affected.

Increased subscriber turnover could adversely affect our financial performance.

Customer subscriber churn has a significant financial impact on our results of operations, and we cannot reliably predict the amount of churn that we will experience over the long term.  Given the increasingly competitive nature of the IPTV industry, we may not be able to reduce churn without significantly increasing our spending on customer acquisition and retention incentives, which would have a negative effect on our earnings and free cash flow.  There can be no assurance that an increase in competition from other IPTV providers, new technology entrants, programming theft and other factors will not contribute to a relatively higher churn than we have experienced historically.  To the extent that our churn is greater than currently anticipated, it may be more costly for us to acquire a sufficient customer base to generate revenue.

Current economic conditions have led certain consumers to reduce their spending on non-essential items.  A reduction in consumer discretionary spending or an inability to pay for subscribed services could result in a decrease in or loss of subscribers, which would reduce our future revenue and negatively impact the Company's business, financial condition and results of operations.

Increased subscriber acquisition costs could adversely affect our financial performance.

We anticipate spending substantial funds on advertising and other marketing to attract new subscribers and maintain our subscriber base.  Our ability to achieve break-even cash flows depends in part on our ability to achieve and maintain lower subscriber acquisition costs over time.  Our subscriber acquisition costs, both in the aggregate and on a per-new-subscriber basis, may materially increase in the future to the extent that we introduce new promotions, whether in response to competition or otherwise.  Any material increase in subscriber acquisition or retention costs from current levels could have a material adverse effect on our business, financial condition and results of operations.

We may not be successful in developing a version of our service that will gain widespread adoption by users of alternate devices to access the Internet.

In the coming years, the number of individuals who access the Internet through devices other than a personal computer, such as personal digital assistants, mobile telephones and television set top devices, is expected to increase dramatically.  Our services are designed for rich, graphical environments such as those available on personal and laptop computers.  The lower resolution, functionality and memory associated with alternative devices may make the distribution of content through such devices difficult, and we may be unsuccessful in our efforts to provide a compelling service for users of alternative devices.  If we are unable to attract and retain a substantial number of alternative device users to its services, we will fail to capture a sufficient share of an increasingly important portion of the market for online media.

In addition, we intend to introduce new services and/or functionalities to increase our customers’ and our own subscriber bases and long-term profitability, such as targeted advertising insertion and personal video recording.  These services are dependent on successful integration of new technologies into the NeuLion distribution infrastructure, negotiations with third-party content and network system providers, subscriber acceptance and the maintenance of future technologies to support these services.  If we are unsuccessful in implementing such services, or the economic attractiveness of these services is lower than anticipated, then our business and operating results could be adversely affected.

Acquisitions and strategic investments could adversely affect our operations and result in unanticipated liabilities.

We may in the future acquire or make strategic investments in a number of companies, including through joint ventures.  Such transactions may result in dilutive issuances of equity securities, use of cash resources, incurrence of debt and amortization of expenses related to intangible assets.  Any such acquisitions and strategic investments would be accompanied by a number of risks, including:

•	the difficulty of assimilating operations and personnel of acquired companies into our operations;

•	the potential disruption of ongoing business and distraction of management;

•	additional operating losses and expenses of the businesses acquired or in which we invest;

•	the difficulty of integrating acquired technology and rights into our services and unanticipated expenses related to such integration;

•	the potential for patent and trademark infringement claims against the acquired company;

•	the impairment of relationships with customers and partners of the companies we acquired or with our customers and partners as a result of the integration of acquired operations;

•	the impairment of relationships with employees of the acquired companies or our employees as a result of integration of new management personnel;

•	the difficulty of integrating the acquired company’s accounting, management information, human resources and other administrative systems;

•
in the case of foreign acquisitions, uncertainty regarding foreign laws and regulations and difficulty integrating operations and systems as a result of cultural, systems and operational differences; and

•	the impact of known potential liabilities or unknown liabilities associated with the companies we acquire or in which we invest.

Our failure to address or mitigate such risks in connection with future acquisitions and strategic investments could prevent us from realizing the anticipated benefits of such acquisitions or investments, causing us to incur unanticipated liabilities and harming our business generally.

We may be unable to manage rapidly expanding operations.

We are continuing to grow and diversify our business both domestically and internationally.  As a result, we will need to expand and adapt our operational infrastructure.  If we are unable to manage our growth effectively, it could have a material adverse effect on our business, financial condition and results of operations.  To manage growth effectively, we must, among other things, continue to develop our internal and external sales forces, the NeuLion distribution infrastructure capability, our customer service operations and our information systems, maintain our relationships with content and channel partners, effectively enter new areas of the sports and ethnic programming markets and effectively manage the demands of day-to-day operations in new areas while attempting to execute our business strategy and realize the projected growth and revenue targets developed by our management.  We will also need to continue to expand, train and manage our employee base, and our management must assume even greater levels of responsibility.  If we are unable to manage growth effectively, we may experience a decrease in subscriber growth and an increase in subscriber churn, which could have a material adverse effect on our financial condition, profitability and cash flows.

Internet transmissions may be subject to theft and malicious attacks, which could cause us to lose subscribers and revenue.

Like all Internet transmissions, our streaming content may be subject to interception and malicious attack.  Pirates may be able to obtain or redistribute our programs without paying fees to us.  The NeuLion distribution infrastructure is exposed to spam, viruses, worms, spyware, denial of service or other attacks by hackers and other acts of malice.  Theft of our content or attacks on the NeuLion distribution infrastructure would reduce future potential revenue and increase our net subscriber acquisition costs.

If our security technology is compromised, it could adversely affect our ability to contract for licenses to distribute programming over the Internet.  We use security measures intended to make theft of our content more difficult.  However, if we are required to upgrade or replace existing security technology, the cost of such security upgrades or replacements could have a material adverse effect on our financial condition, profitability and cash flows.  In addition, other illegal methods that compromise Internet transmissions may be developed in the future.  If we cannot control compromises of our channels, then our revenue, net subscriber acquisition costs, churn and ability to contract for licenses to distribute programming over the Internet could be materially adversely affected.

There is no assurance that the current costs of Internet connections and network access will not rise with increasing popularity of IPTV services, which would adversely affect our business.

We rely on Internet service providers for our principal connections and network access and to stream audio and video content to subscribers.  As demand for IPTV services increases, there can be no assurance that Internet service providers will continue to price their network access services on reasonable terms.  The distribution of streaming media requires distribution of large content files and providers of network access may change their business model and increase their prices significantly, which could slow the widespread acceptance of such services.  In order for our media content services to be successful, there must be a reasonable price model in place to allow for the continuous distribution of large streaming media files.  We have limited or no control over the extent to which any of these circumstances may occur, and if network access prices rise significantly, then our business and operating results would likely be adversely affected.

Our business depends on the continued growth and maintenance of the Internet infrastructure.

The success and the availability of Internet-based products and services depends in part upon the continued growth and maintenance of the Internet infrastructure itself, including its protocols, architecture, network backbone, data capacity and security.  Spam, viruses, worms, spyware, denial of service or other attacks by hackers and other acts of malice may affect not only the Internet’s speed, reliability and availability but also its continued desirability as a vehicle for commerce, information and user engagement.  If the Internet proves unable to meet the new threats and increased demands placed upon it, our business plans, user and advertiser relationships, site traffic and revenues could be adversely affected.

Privacy concerns relating to elements of our service could damage our reputation and deter current and potential users from using our products and services.

From time to time, concerns may be expressed about whether our products and services compromise the privacy of users and others.  Concerns about our collection, use or sharing of personal information or other privacy-related matters, even if unfounded, could damage our reputation and result in a loss of user confidence and ultimately in a loss of users, partners or advertisers, which could adversely affect our business and operating results.

We may have exposure to greater than anticipated tax liabilities.

We are subject to income taxes and non-income taxes in a variety of jurisdictions, and our tax structure is subject to review by both domestic and foreign taxation authorities.  The determination of our world-wide provision for income taxes and other tax liabilities requires significant judgment and, in the ordinary course of its business, there are many transactions and calculations where the ultimate tax determination is uncertain.  Although we believe that our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded on our consolidated financial statements and may materially affect our financial results in the period or periods for which such determination is made.

We are subject to foreign business, political and economic disruption risks.

We contract with various entities from around the world, including in respect of the acquisition of the Internet distribution rights to the content.  As a result, we are exposed to foreign business, political and economic risks, which could adversely affect our financial position and results of operations, including:

•	difficulties in managing partner relationships from outside of a given partner’s jurisdiction;

•	political and economic instability;

•	less developed infrastructures in newly industrializing countries;

•	susceptibility to interruption of channel feeds in foreign areas due to war, terrorist attacks, medical epidemics, changes in political regimes and general interest rate and currency instability;

•	exposure to possible litigation or claims in foreign jurisdictions; and

•	competition from foreign-based IPTV providers and the existence of protectionist laws and business practices that favor such providers.

We rely on a limited number of key suppliers, and the inability of those key suppliers to meet our needs could have a material adverse effect on our business.

We have contracted with TransVideo and Tatung Technology to provide STBs, a key product of our operations.  Our dependence on these suppliers makes our operations vulnerable to such third parties' failure to perform adequately. If these suppliers are unable to meet our needs, our business, financial position and results of operations may be adversely affected.  Our inability to develop alternative sources quickly and on a cost-effective basis could materially impair our ability to timely deliver our products to our subscribers or operate our business.  Furthermore, our suppliers may request changes in pricing, payment terms or other contractual obligations which could cause us to make substantial additional investments.

We may have potential conflicts of interest with TransVideo due to common ownership and management.

We have entered into a commercial agreement with TransVideo, a company indirectly owned and controlled by Charles B. Wang, Chairman of the Board of Directors of the Company and the spouse of Nancy Li, our CEO and the founder and CEO of NeuLion USA, pursuant to which TransVideo is, among other things, obligated to sell to us STBs and related equipment at specified prices.  The ownership interests could create actual, apparent or potential conflicts of interest when those individuals are faced with decisions that could have different implications for the Company and TransVideo. Conflicts could arise between us and TransVideo in the interpretation of or any extension or renegotiation of the existing agreement.   Furthermore, we may not be able to resolve any potential conflicts, and, even if we do so, the resolutions may be less favorable to us than if we were dealing with an unaffiliated party.  We do not have any agreement with TransVideo that restricts us from purchasing our products from competitors of TransVideo.

Item 1B. Unresolved Staff Comments

As a smaller reporting company, we are not required to include this information in our annual report on Form 10-K.

Item 2. Properties

Description	Location	Expiration of Lease	Use of Property
Lease	Toronto, Ontario, Canada	Month-to-month	Business office
Lease	Shanghai, China	May 2011	Business office
Lease	Sanford, Florida	November 2010	Business office
Lease	New York, New York	August 2012	Business office
Lease	Plainview, New York	December 2013	Business office
Lease	London, England	Month-to-month	Business office
Lease	Centennial, Colorado	Month-to-month	Business office
Lease	Burnaby, British Columbia, Canada	Month-to-month	Business office

Item 3. Legal Proceedings

There is no litigation currently pending or threatened against us or any of our directors in their capacity as such.

Item 4. Submission of Matters to a Vote of Security Holders

[Removed and Reserved.]

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Price Information

There is no established public trading market for the Shares in the United States.  The principal established foreign public trading market for the Shares is the Toronto Stock Exchange.  The table below sets forth, for the periods indicated, the high and low sales prices of the Shares on the Toronto Stock Exchange, in Canadian dollars, for each full quarterly period within the Company's two most recent fiscal years, as reported by the Toronto Stock Exchange.

Two Most Recent Full Financial Years	High	Low

2009

First Quarter	$0.64	$0.28

Second Quarter	$0.84	$0.42

Third Quarter	$1.30	$0.67

Fourth Quarter	$1.00	$0.61

2008

First Quarter	$2.33	$0.52

Second Quarter	$0.99	$0.49

Third Quarter	$1.28	$0.45

Fourth Quarter	$0.83	$0.22

Shareholders

As of March 10, 2010, there were approximately 171 holders of record of Shares.

Dividends

We have paid no dividends on the Shares since our inception.  At the present time, we intend to retain earnings, if any, to finance the expansion of our business.  The payment of dividends in the future will depend on our earnings and financial condition and on such other factors as the Board of Directors may consider appropriate.  The CBCA sets out specific tests that a company must meet in order to declare or pay dividends.  Under Section 42 of the CBCA, a company shall not declare or pay a dividend if there are reasonable grounds for believing that:

•	the company is, or would after the payment be, unable to pay its liabilities as they become due; or

•	the realizable value of the company’s assets would thereby be less than the aggregate of its liabilities and the stated capital of all classes.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2009 with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders
Second Amended and Restated Stock Option Plan	8,657,897	(1)	$0.98	(1)	5,933,577
Restricted Share Plan	6,724		N/A		0
2006 Stock Appreciation Rights Plan	1,675,000	(2)	$2.63	(2)	4,161,589
Directors’ Compensation Plan	NIL	(3)	N/A	(3)	42,063
Amended and Restated Retention Warrants Plan	847,892		$2.67		1,652,108
Employee Share Purchase Plan	NIL	(4)	N/A		N/A
Equity compensation plans not approved by security holders
None	N/A		N/A		N/A
Total	11,187,513		$1.36		11,789,337
________________________

(1)
The maximum number of Shares issuable upon exercise of options granted pursuant to the Stock Option Plan shall be equal to the greater of (i) 4,000,000 Shares and (ii) 12.5% of the number of issued and outstanding Shares from time to time.  As a result, any increase in the issued and outstanding shares will result in an increase in the available number of Shares issuable under the Stock Option Plan, and any exercises of options will make new grants available under the Stock Option Plan.

(2)
The maximum number of Shares which may be issued pursuant to the SARs Plan is the greater of 4,150,000 or 5% of the issued and outstanding Shares.  The Shares reserved for issuance upon the exercise of SARs that terminate, expire unexercised or are cancelled shall be available for subsequent grants of SARs under the SARs Plan.

(3)	Shares are issued directly under the Directors’ Compensation Plan without exercise of any option, warrant or right.
(4)	We have not implemented the ESPP since its approval by shareholders.

Certain warrants were issued by NeuLion independently of a plan.  As of December 31, 2009, these warrants could be exercised for 17,697,500 Shares at a weighted average exercise price of $1.07.  These warrants are discussed in more detail in the section titled “SECURITIES AUTHORIZED FOR ISSUANCE  UNDER THE EQUITY COMPENSATION PLANS – Warrants” of the Proxy Statement.

Canadian Exchange Controls and Other Limitations on Security Holders

To our knowledge, there are no governmental laws, decrees, regulations or other legislation in Canada which may affect the import or export of capital by us, or, except as described below, the remittance of dividends, interest or other payments to a non-resident holder of our securities.  We are a corporation existing under the federal corporate laws of Canada; such laws restrict corporations from declaring or paying dividends on any class of its shares where there are reasonable grounds for believing that the corporation is, or would be after the payment, unable to pay its liabilities as they become due, or the realizable value of the corporation’s assets would thereby be less than the aggregate of its liabilities and stated capital of all classes of shares.  There is no limitation imposed by Canadian law or by our charter or other constating documents on the right of a non-Canadian to hold or vote Shares, other than in the possible application of the Investment Canada Act (Canada) to the extent that a non-Canadian acquires control of us.

Certain Canadian Federal Income Tax Consequences

The following is a brief description of the principal Canadian federal income tax considerations under the Income Tax Act (Canada) (the “Canadian Tax Act”), as of the date hereof, generally applicable to a holder of Shares in respect of holding and disposing of its Shares (other than a disposition to us) where, at all relevant times for purposes of the Canadian Tax Act and any applicable income tax treaty or convention, such holder (i) holds its Shares as capital property, (ii) deals at arm’s length and is not affiliated with us, (iii) is not resident, nor deemed to be resident, in Canada, and (iv) does not use or hold and is not deemed to use or hold Shares in connection with carrying on a business in Canada (a “Non-Canadian Shareholder”).

Special rules, which are not discussed in this summary, may apply to a Non-Canadian Shareholder that is an insurer carrying on business in Canada and elsewhere or an authorized foreign bank.  Such holders should consult their own tax advisors.

This summary does not apply in respect of a disposition of Shares to us and assumes that, at all relevant times, NeuLion will be a resident of Canada for purposes of the Canadian Tax Act and the Shares will be listed on the Toronto Stock Exchange.

This summary is based on the provisions of the Canadian Tax Act and the regulations thereunder (the “Regulations”) in force on the date hereof and the current administrative policies and practices of the Canada Revenue Agency (“CRA”) published in writing by the CRA prior to the date hereof.  This summary takes into account all specific proposals to amend the Canadian Tax Act and the Regulations which have been publicly announced by or on behalf of the Minister of Finance (Canada) prior to the date hereof (the “Proposed Amendments”) and assumes that all such Proposed Amendments will be enacted in their present form.  No assurance can be given that the Proposed Amendments will be enacted in the form proposed, if at all.  This summary does not otherwise take into account or anticipate any changes in law, whether by judicial, governmental or legislative decision or action, or changes in the administrative policies and practices of the CRA.

This summary is of a general nature only and is not intended to be, nor should it be construed to be, legal or tax advice or representations to any particular Non-Canadian Shareholder. This summary is not exhaustive of all possible Canadian federal income tax considerations applicable to a Non-Canadian Shareholder in respect of its Shares.  The income or other tax consequences will vary depending on a Non-Canadian Shareholder’s particular circumstances, including the country or other jurisdiction in which such holder resides or carries on business.  This summary does not take into account provincial, territorial or foreign income tax legislation or considerations which may differ materially from those described herein.  Non-Canadian Shareholders should consult their own legal and tax advisors with respect to the tax consequences to them based on their particular circumstances.

Dividends on the Shares

Dividends paid or credited, or deemed to be paid or credited, on the Shares to a Non-Canadian Shareholder will be subject to withholding tax under the Canadian Tax Act at a rate of 25%, subject to reduction under the provisions of an applicable tax treaty or convention.

For example, under the Canada-United States Income Tax Convention, as amended (the “U.S. Convention”) the withholding tax rate is generally reduced to 15% in respect of a dividend paid to a person who is the beneficial owner of the dividend and who is resident in the United States for purposes of the U.S. Convention.  Where a Non-Canadian Shareholder is a fiscally transparent entity within the meaning of the U.S. Convention (for example, a U.S. limited liability company that is disregarded for U.S. tax purposes) a reduced rate of withholding tax may be available based on a look-through approach described under the U.S. Convention.  Subject to certain detailed rules in the U.S. Convention, the benefits of the U.S. Convention (such as reduced rates of withholding tax) are only available to qualifying persons (the “LOB constraints”), as defined in the U.S. Convention.  A “qualifying person” for this purpose generally includes a person which is a resident of the United States for purposes of the U.S. Convention which is a natural person or a company whose principal and other classes of shares are listed and primarily and regularly traded on a recognized stock exchange.  Non-Canadian Shareholders seeking to rely on the U.S. Convention should consult their tax advisors concerning the applicability of tax treaty benefits and the LOB constraints, having regard to their particular circumstances.

Under the U.S. Convention, a dividend paid to certain tax-exempt entities that are resident in the United States may be exempt from Canadian withholding tax levied in respect of dividends paid on the Shares.  Such tax-exempt entities should consult their own tax advisors.

A Non-Canadian Shareholder should consult its own tax advisors regarding its ability to claim foreign tax credits with respect to any Canadian withholding tax.

Dispositions of Shares

A Non-Canadian Shareholder will not be subject to tax under the Canadian Tax Act in respect of any capital gain realized on the disposition of its Shares, unless the Shares constitute or are deemed to constitute “taxable Canadian property” (as defined in the Canadian Tax Act) to the Shareholder and the Non-Canadian Shareholder is not otherwise entitled to relief under the terms of any applicable tax treaty.

In general, provided the Shares are listed on a “designated stock exchange” (which currently includes the Toronto Stock Exchange), the Shares will not constitute “taxable Canadian property” of a Non-Canadian Shareholder so long as: (i) such Non-Canadian Shareholder has not, either alone or in combination with persons with whom the holder does not deal at arm’s length, owned (or had an option to acquire) 25% or more of the issued shares of any class or series of the capital stock of NeuLion at any time within the 60-month period preceding the disposition, and (ii) more than 50% of the fair market value of the common share was derived directly or indirectly from one or any combination of (A) real or immovable property situated in Canada, (B) Canadian resource properties, (C) timber resource properties, and (D) options in respect of, or interests in, or for civil law rights in, property described in any of subparagraphs (ii)(A) to (C), whether or not the property exists.  In addition, in certain circumstances the Shares may be deemed to be taxable Canadian property under the Canadian Tax Act.

Subject to an exemption pursuant to an applicable tax treaty or convention, a Non-Canadian Shareholder will be subject to tax under the Canadian Tax Act in respect of a capital gain realized on the disposition of the Shares where the Shares are taxable Canadian property.  Such Non-Canadian Shareholder will realize a capital gain (or capital loss) equal to the amount by which the proceeds of disposition for such Shares, net of any reasonable costs of disposition, exceed (or are less than) the adjusted cost base of such Shares to the Non-Canadian Shareholder.  A Non-Canadian Shareholder will be required to include one-half of the amount of any resulting capital gain (a “taxable capital gain”) in income, and will be required to deduct one-half of the amount of any resulting capital loss (an “allowable capital loss”) against taxable capital gains realized in the year of disposition.  Allowable capital losses not deducted in the taxation year in which they are realized may be carried back and deducted in any of the three preceding years, or carried forward and deducted in any following year, against taxable capital gains realized in such years, to the extent and under the circumstances specified in the Canadian Tax Act.

Under the U.S. Convention, a person who is resident in the United States for purposes of the U.S. Convention who realizes a capital gain on a disposition of shares which do not derive their value principally from real property situated in Canada is generally exempt from tax in respect of the capital gain under the Canadian Tax Act.  These provisions are subject to the LOB constraints (described above).

Non-Canadian Shareholders to whom the Shares constitute taxable Canadian property should consult their own tax advisors.

Other Limitations on Security Holders

Canadian law imposes regulatory requirements when a non-Canadian acquires control of a Canadian business that depends on the dollar amount of the transaction and the nature of the acquired business.  Pursuant to the Investment Canada Act, a non-Canadian acquiring control of a Canadian business must deliver a “notification” of such investment to the applicable minister (the “Notification”),  unless the acquisition is subject to review and approval.  The investment  is generally reviewable and subject to approval if the total asset value of the Canadian business, control of which is being acquired, is greater than $312 million (as of the date hereof) or greater than $5 million if the Canadian business is a “cultural business”, within the meaning of the Investment Canada Act.  To the extent that an acquisition of control of a Canadian business that carries on certain cultural business activities is not reviewable, the Minister of Canadian Heritage may, nonetheless, within 21 days of the receipt of a Notification, seek an order requiring the investor to apply for review and seek approval of the acquisition.

An acquisition of control is approved under the Investment Canada Act if the applicable minister is satisfied (or is deemed to be satisfied) that the acquisition is likely to be of net benefit to Canada.

Repurchases of Equity Securities

None.

Recent Sales of Unregistered Securities

The following sets forth information regarding securities sold by us but not registered under the Securities Act during the fiscal year ended December 31, 2009, and that were not reported in our quarterly reports on Form 10-Q or current reports on Form 8-K filed with the SEC during that period:

1.              On August 17, 2009, the Company granted to an employee residing in the United States, 40,000 stock options to purchase 40,000 Shares under the Company's Second Amended and Restated Stock Option Plan, as amended, with an exercise price of $0.88 per share.  The stock options vest in equal increments over 48 months beginning with the month after August 17, 2009.  The Company offered and sold the stock options in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”).

2.           On November 1, 2009, the Company granted to an employee of the Company residing outside the United States 500,000 stock options to purchase 500,000 Shares pursuant to the Company's Second Amended and Restated Stock Option Plan, as amended, with an exercise price of $0.67 per share.  The stock options vest in equal increments over 48 months beginning with the month after November 1, 2009.  The Company offered and sold the stock options in reliance on the exemption from registration set forth in Section 4(2) of the Securities.

3.           On November 2, 2009, a former employee of the Company residing within the United States exercised 6,875 stock options to purchase 6,875 Shares, with an exercise price of $0.60 per share and 6,250 stock options to purchase 6,250 Shares with an exercise price of $0.47 per share, for aggregate gross proceeds to the Company of $7,063. The Company offered and sold the Shares in reliance on the exemption from the registration requirements of the Securities Act afforded by Rule 701 promulgated thereunder.

4.           On December 16, 2009, a consultant of the Company residing within the United States exercised 7,500 stock options to purchase 7,500 Shares, with an exercise price of $0.60 per share and 6,500 stock options to purchase 6,500 Shares with an exercise price of $0.47 per share, for aggregate gross proceeds to the Company of $7,555. The Company offered and sold the Shares in reliance on the exemption from the registration requirements of the Securities Act afforded by Rule 701 promulgated thereunder.

5.           On December 21, 2009, the Company issued Shares, without registration under the Securities Act to non-management directors in payment pursuant to the Company’s Directors’ Compensation Plan of their semi-annual directors’ fees for the six-month period ended December 31, 2009 in the following aggregate amounts:

John R. Anderson	39,830
Gabriel A. Battista	15,254
Shirley Strum Kenny	30,508
David Kronfeld	33,898
Charles B. Wang	37,288
Total	156,778

The aggregate value of the 156,778 Shares issued to Dr. Kenny and Messrs. Anderson, Battista, Kronfeld and Wang was $92,499 on the date of issuance. The Company sold these Shares pursuant to the exemption from registration set forth in Section 4(2) of the Securities Act and Regulation D promulgated thereunder. This issuance qualified for exemption from registration under the Securities Act because (i) each of the directors was an accredited investor at the time of the sale, (ii) the Company did not engage in any general solicitation or advertising in connection with the sale, and (iii) each of the directors received restricted securities.

6.           Between October 1, 2009 and December 31, 2009, the Company issued 9,996 Shares to two former employees and one former consultant as restricted share units vested pursuant to the Company’s Restricted Share Plan. Under the Restricted Share Plan, the restricted share units vest in equal monthly increments on the last day of each month and are valued on the date of issuance. The aggregate value attributable to the Shares issued during that period was $6,992. The Company issued the Shares to the two former employees residing outside the United States in reliance on Regulation S adopted under the Securities Act. The Company issued the Shares to the one former consultant residing within the United States in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act for transactions not involving any public offering.

Information regarding other securities sold by us but not registered under the Securities Act during the fiscal year ended December 31, 2009 has been previously included in our quarterly reports on Form 10-Q for the periods ended March 31, 2009, June 30, 2009 and September 30, 2009 and in current reports on Form 8-K filed with the SEC on October 6, 2009 and November 2, 2009.

Item 6. Selected Financial Data

As a smaller reporting company, we are not required to include this information in our annual report on Form 10-K.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

On June 4, 2009, the company then known as NeuLion, Inc. changed its name to NeuLion USA, Inc. (“NeuLion USA”).  On July 13, 2009, JumpTV Inc. changed its name to NeuLion, Inc. (the “Company” or “NeuLion”).  In conjunction with the name change, NeuLion’s stock symbol on the Toronto Stock Exchange was changed from “JTV” to “NLN”.  This Item 7 reflects these name changes.

The following Management's Discussion & Analysis (“MD&A”) of NeuLion’s financial condition and results of operations, prepared as of March 16, 2010, should be read in conjunction with the Company's audited consolidated financial statements and accompanying notes for the years ended December 31, 2009 and 2008, which have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”).    All dollar amounts are in U.S. dollars (“US$” or “$”) unless stated otherwise.  As at March 10, 2010, the Bank of Canada noon rate for conversion of United States dollar to Canadian dollars was US$1 to CDN$1.0243.

Effective October 20, 2008, NeuLion completed a merger (the “Merger”) with NeuLion USA, a Delaware corporation, that was accounted for as a reverse takeover.  NeuLion USA is an Internet Protocol television company that provides a comprehensive suite of technology and services to content owners and aggregators.  As a result of the Merger, NeuLion USA became the legal subsidiary of NeuLion, and NeuLion was required to register its common shares in the United States under Section 12 of the Securities Exchange Act of 1934, as amended.  On June 8, 2009, NeuLion’s Registration Statement on Form 10 became effective.  The common shares of NeuLion are referred to herein as “Shares,” or each individually as a “Share.”

Effective October 31, 2009, NeuLion consummated the acquisition of 100% of the outstanding securities of Interactive Netcasting Systems Inc. ("INSINC"), a corporation organized under the federal laws of Canada that is a provider of sports, government and entertainment webcasting services.  Under the terms of the acquisition, shareholders of INSINC received consideration consisting of 6,000,012 Shares of the Company, CDN$2.5 million in cash, 1 million Share purchase warrants to acquire Shares at US$1.35 per Share and 500,000 Share purchase warrants to acquire Shares at US$1.80 per Share.  Both series of warrants are exercisable for a period of 2 years.

Our MD&A is intended to enable readers to gain an understanding of NeuLion's current results and financial position.  To do so, we provide information and analysis comparing the results of operations and financial position for the current year to those of the preceding comparable year.  We also provide analysis and commentary that we believe is required to assess the Company's future prospects.  Accordingly, certain sections of this report contain forward-looking statements that are based on current plans and expectations.  These forward-looking statements are affected by risks and uncertainties that are discussed in NeuLion’s annual report on Form 10-K (the “10-K”), and below in the section titled “Cautions Regarding Forward-Looking Statements”, and could have a material impact on future prospects.  Readers are cautioned that actual results could vary from those forecasted in this MD&A.

Cautions Regarding Forward-Looking Statements

This MD&A contains certain forward-looking statements, which reflect management’s expectations regarding the Company’s growth, results of operations, performance and business prospects and opportunities.

Statements about the Company’s future plans and intentions, results, levels of activity, performance, goals or achievements or other future events constitute forward-looking statements.  Wherever possible, words such as "may," "will," "should," "could," "expect," "plan," "intend," "anticipate," "believe," "estimate," "predict," or "potential" or the negative or other variations of these words, or similar words or phrases, have been used to identify these forward-looking statements.  These statements reflect management’s current beliefs and are based on information currently available to management as at the date hereof.

Forward-looking statements involve significant risk, uncertainties and assumptions.  Many factors could cause actual results, performance or achievements to differ materially from the results discussed or implied in the forward-looking statements.  These factors should be considered carefully and readers should not place undue reliance on the forward-looking statements.  Although the forward-looking statements contained in this MD&A are based upon what management believes to be reasonable assumptions, the Company cannot assure readers that actual results will be consistent with these forward-looking statements.  These forward-looking statements are made as of the date of this MD&A, and the Company assumes no obligation to update or revise them to reflect new events or circumstances, except as required by law.  Many factors could cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements that may be expressed or implied by such forward-looking statements, including: general economic and market segment conditions; competitor activity; product performance; capability and acceptance; international risk and currency exchange rates; and technology changes.  More detailed assessment of the risks that could cause actual results to materially differ from current expectations is contained herein and in the "Risk Factors" section of the 10-K.

MERGER AND REVERSE TAKE-OVER

On October 20, 2008, the Company completed the Merger with NeuLion USA.  Under the terms of the Merger, NeuLion issued 49,577,427 Shares directly, as well as 1,840,097 Shares subject to a performance escrow relating to a prior acquisition, which represented approximately the entire issued and outstanding Shares of NeuLion prior to closing, to the securityholders of NeuLion USA in exchange for their NeuLion USA securities.    The escrow Shares were subsequently cancelled in September 2009.  Pursuant to the Merger, the Company also issued 5,000,000 warrants to purchase Shares, fully vested and exercisable for two years at US$0.63 per Share, and 2,700,000 employee stock options to purchase Shares, vesting in equal monthly amounts over 48 months and exercisable for five years at US$0.60 per Share, to employees of NeuLion USA who became employees of the Company.

On October 20, 2008, AvantaLion LLC, an entity controlled by Charles B. Wang, the Chairman of the Board of Directors of the Company and the spouse of Nancy Li, our CEO and the founder and CEO of NeuLion USA, purchased 10,000,000 units from NeuLion's treasury at a price of CDN$1.00 per unit. Each unit (a "Unit") consists of one Share, one-half of one Series A Share purchase warrant and one-half of one Series B Share purchase warrant. Each whole Series A Share purchase warrant is exercisable at CDN$1.25, and each whole Series B Share purchase warrant is exercisable at CDN$1.50, in each case for a period of two years from the date of grant. G. Scott Paterson, our Vice Chairman, also purchased 1,000,000 Units on the same terms. The aggregate gross proceeds from the sale of Units were Cdn$11.0 million or US$9.2 million.

In accordance with Accounting Standards Codification Topic 805 (“ASC 805”), “Business Combinations” the Company has determined that NeuLion USA was the accounting acquirer and accordingly has accounted for the Merger as a reverse takeover.  Therefore, the financial statements and this MD&A for the years ended December 31, 2009 and 2008 reflect the assets, liabilities and results of operations of NeuLion USA, the accounting acquirer, and only include the assets, liabilities and results of operations of NeuLion, the legal acquirer, subsequent to the reverse takeover on October 20, 2008 (the “Acquired Business”).  This MD&A is issued under the name of the legal acquirer (NeuLion), but is deemed to be a continuation of the accounting acquirer (NeuLion USA).

ACQUISITION OF INSINC

Effective October 31, 2009, the Company completed the acquisition of INSINC.  INSINC is based in Burnaby, British Columbia, Canada, and has 20 employees.  INSINC offers a range of software tools for streaming video content over the Internet. Its largest clients are in the area of sports, including the Western Hockey League (“WHL”), Ontario Hockey League (“OHL”), Central Hockey League (“CHL”), British Columbia Hockey League (“BCHL”), Central Canadian Hockey League (“CCHL”), Alberta Junior Hockey League (“AJHL”), the Central Junior Hockey League (“CJHL”) and the Canadian Football League (“CFL”).

INSINC also provides services within the government and entertainment broadcasting sectors with clients including Business News Network (“BNN”), CTV News Channel, Rogers Sportsnet, TVG Networks, The Canadian Press, the Canadian Ministry of Justice, the BC Ministry of Education, and the Legislative Assemblies of British Columbia and Newfoundland and Labrador, among others.

Under the terms of the acquisition, shareholders of INSINC received consideration consisting of 6,000,012 Shares of the Company, CDN $2.5 million in cash, 1 million Share purchase warrants to acquire Shares at USD $1.35 per Share and 500,000 Share purchase warrants to acquire Shares at USD $1.80 per Share.  Both series of warrants are exercisable for a period of 2 years.

The aggregate purchase price of $6,694,293 represents the fair value of 6,000,012 Shares issued of $4,035,043 (determined using the market price of the Shares at the time of issuance), cash in the amount of $2,320,500 and the fair value of the Share purchase warrants in the amount of $338,750 (determined using the Black-Scholes-Merton model).

The preliminary fair values of the assets acquired are as follows:

Balance Sheet Data:
October 31,
2009
$
Cash	344,371
Accounts receivable	306,551
Prepaid expenses and deposits	92,351
Other receivables	338,504
Fixed assets	739,690
Accounts payable and accrued liabilities	(1,171,884)
Long-term liabilities	(120,000)
Deferred revenue	(125,815)
Intangible assets - contractual agreements	5,180,000
Intangible assets - tradename	95,000
Goodwill	1,015,525
Total	6,694,293

As noted above, the purchase price allocation of the tangible and intangible assets is preliminary and may be adjusted as a result of obtaining additional information regarding preliminary estimates of fair values made at the date of purchase.

INSINC recorded revenues of CDN $5.6 million, EBITDA of CDN$0.4 million and net income of CDN$0.3 million for the year ended December 31, 2008.

The results of operations for INSINC for fiscal 2009 have been included in the Company’s consolidated statements of operations from the October 31, 2009 effective date of the acquisition to December 31, 2009 and are summarized below.

Income Statement Data:
Year ended
31-Dec-09
$
Total revenue	575,347
Total cost of revenue	(238,309)
Total selling, general and adminstrative costs	(264,816)
Depreciation and amortization	(8,965)
Loss on foreign exchange	(6,169)
Net income	57,088

OVERVIEW

The Company is a leading Internet Protocol (“IP”) television company, providing end-to-end IPTV services. “IPTV” refers to the distribution over an IP network of streamed audio, video and other multimedia content, similar to television programming content, using industry-standard streaming protocols. We build and manage private networks for content owners and aggregators (our content partners) that are used to stream content to multiple platforms through browser-based devices. That content includes live and on-demand sports and international and variety programming, which we then deliver to subscribers and pay-per-view customers for viewing on Internet-connected browser-based devices such as personal computers, laptops and mobile devices and on standard television sets through Internet-connected set top boxes (“STBs”).  NeuLion’s main business objective is to enter into agreements with companies seeking their own private networks to reach target audiences and to provide complete IPTV services to these companies. We also acquire the rights to certain sports and international content from television broadcasters (our channel partners), which we then stream to end users through our own private networks.

Our business model has evolved from a professional IT services and international programming provider to an end-to-end provider of the following IPTV services.  By “end-to-end provider of IPTV services,” we mean that we provide the following services:

•	content management - encoding of various digital and analog TV and video formats;

•	subscriber management - managing subscriber access and control of subscriber accounts;

•	digital rights management — preserving the integrity of the content and protecting it from unauthorized access;

•	billing services - enabling customers to view subscription accounts, providing pay-per-view transactional billing and payment processing;

•	delivery - delivering streamed audio, video and other multimedia content anywhere, anytime through the Company’s IPTV service and infrastructure; and

•	advertising insertion.

On January 7, 2010, the Company announced that it had signed a multi-year partnership to distribute certain DISH Network L.L.C. (“DISH Network”) international channels using NeuLion's IPTV platform.  The partnership with NeuLion enhances DISH Network's international programming offerings by providing consumers without access to satellite TV the ability to enjoy select DISH Network international channels through IPTV.

Customer Relationships

We have two types of relationships: business-to-business (“B2B”) and business-to-consumer (“B2C”).

B2B relationships have been our primary focus in the past and are expected to be the focus in the future.  A B2B relationship is focused on providing an end-to-end solution to a customer to enable that customer to provide its content, by way of an IPTV platform built for that customer, to its end users. B2B customers typically aggregate the content, negotiate the licensing rights and directly market the availability of the content. This customer avails itself of the full services of the Company in delivery to its end users. This type of relationship is typical in the professional and college sports properties and in our agreements with international and broad-based content providers.

Our B2C relationships are individual consumer oriented. We have signed distribution agreements with our channel partners and content providers in exchange for revenue share or royalty payments to such providers. We then market the content on one (or more) of the proprietary targeted websites that we have developed which are focused on a specific diaspora community, as well as on the general Company website for purchase by an end user. We often aggregate the content into bundles or packages of similar interest (e.g. Talfazat for the Middle East community; TV-Desi for the South Asian community). We incur marketing expenses in promoting the availability of such content.

The United States and Canada are the principal markets in which our sales occur.

Products and Services

Sports programming

Through our comprehensive end-to-end IPTV solution, we provide our sports programming content partners with the ability to deliver live and on-demand content. We maintain distribution and technology services agreements with leading professional and collegiate sports properties as well as with the sports network ESPN. Amongst professional sports leagues, NeuLion counts the National Football League (NFL), the National Hockey League (NHL) and the American Hockey League (AHL). Through our recent acquisition of Interactive Netcasting Systems Inc. (“INSINC”), a provider of sports, government and entertainment webcasting services, we expanded our portfolio of sports content partners to include the Western Hockey League (WHL), the Ontario Hockey League (OHL), the Central Hockey League (CHL), the British Columbia Hockey League (BCHL), the Central Canadian Hockey League (CCHL), the Alberta Junior Hockey League (AJHL), the Central Junior Hockey League (CJHL) and the Canadian Football League (CFL).

We also operate our own portfolio of sports-oriented websites, including Cycling.tv, CollegeSportsDirect.com and selected World Cup soccer properties. On the collegiate level, we are the premier partner for National Collegiate Athletic Association (NCAA) colleges and universities, with agreements in place with approximately 170 colleges, universities or related sites.

Ethnic/international and specialty programming

The Company also offers what is referred to in the industry as “ethnic television,” which the Company defines as programming directed at a specific diaspora community, as determined by a shared nationality, language or culture, and generally excluding communities for which English is the primary language. We have license agreements directly with channel partners representing approximately 185 channels in 55 countries that give NeuLion rights to stream, predominantly on an exclusive world-wide basis, the channel partners’ live linear television feeds over the public Internet using our proprietary private networks such as Talfazat and TV-Desi.

Our subsidiary, INSINC, also distributes government and entertainment content. Its clients in those industries include Business News Network (BNN), CTV News Channel, Rogers Sportsnet, TVG Networks, The Canadian Press, the Canadian Ministry of Justice, the BC Ministry of Education, and the Legislative Assemblies of British Columbia and Newfoundland and Labrador, among others.

We also have relationships with other specialty programming customers such as Sky Angel U.S. LLC, which streams faith-based programming.

Services

Our suite of technology and other services is directed at the entire spectrum of content aggregation and delivery.  Our services include:

•	content ingestion;

•	web site design and hosting;

•	live and on-demand streaming of content on multiple platforms;

•	billing services;

•	facilitating online merchandise sales;

•	mobile features (streaming highlights, alerts, wallpaper and ring tones);

•	online ticketing;

•	auction engine (jerseys, tickets);

•	social networking;

•	customer and fan support; and

•	marketing and advertising sales.

Distribution Methods

We distribute content through two primary methods:

•	Internet-connected browser-based devices such as personal computers, laptops and mobile devices; and

•	standard television sets through use of our Internet-connected STBs.

Both of our distribution methods take advantage of an open IPTV network, the public Internet. As a result, content delivered by NeuLion is available globally and is potentially unlimited in breadth.

Revenue

We earn revenue in two broad categories:  services revenue and equipment revenue.  Services revenue includes subscriber revenue, eCommerce revenue and technology services revenue.  Equipment revenue includes the sale and shipping of STBs.  Our revenue streams are described in detail in Item 7- Management’s Discussion & Analysis under the caption “OPERATIONS”.

Competition

New technologies and entrants could have a material adverse effect on the demand for NeuLion’s IPTV offerings. For example, fixed line telecommunications and mobile telephony companies who offer or plan to offer video services may be competitors of NeuLion. Together with other industry observers, we have witnessed and expect to continue to witness the launch of various closed network IPTV services around the world. As they strive to maintain and grow their customer bases, fixed line telecommunications companies will likely see closed network IPTV as a central element of a “triple-play” strategy that will package telephone, television and Internet services in a single offering. Moreover, certain IPTV service providers have an internal IP distribution strategy whereby they make their live linear feeds, as well as repurposed content, available through their own websites on a paid basis or free advertisement-supported basis.

We also face competition from other online content providers who offer sports, entertainment, and/or international programming. In addition, there are multiple operators of pirated video content who stream content for which they have not received consent from the legal and beneficial owners of such content. Furthermore, there are multiple front-end providers that provide a menu of links to streaming video content via websites on the Internet.  These “bootleggers” and front-end providers have varying menus of ethnic content and offer such content at varying degrees of streaming quality.

We may also be placed at a competitive disadvantage to the extent that other video providers are able to offer programming of higher technical quality than we can. While we expect to continue to improve the technical quality of our products and services and offer our video content at increasingly higher streaming speeds, we cannot assure you that we will be able to compete effectively with other video providers.

To distinguish our product line from our competitors’ offerings, we seek to be a “one-stop shopping” source for our customers. Our suite of technology and other services, discussed above, is directed at the entire spectrum of content aggregation and delivery. Many companies in our markets offer far narrower choices of services than we offer. For example, some content providers deliver only their own content, while we offer the content of multiple providers. Or, an agency may provide only online ticketing services, while we also provide related online shopping and fan networking. We also provide the STBs used to view our content on a television set. We strive to meet every customer’s needs at every level and partner with them across product lines and extensions.

Overall Performance - Overview

The Company uses the term “organic” to refer to the period-over-period changes in its revenues and expenses, excluding the revenues and expenses of the Acquired Business and INSINC.  This permits readers to better compare current year and prior year revenues and expenses, and to understand changes that have occurred, without regard to the effect of the Merger or the acquisition of INSINC.

Year ended December 31, 2009

Revenue for fiscal 2009 was $28.1 million, up 110% from $13.4 million in fiscal 2008.  The revenue growth of $14.7 million was due to an increase in services revenue of $16.9 million, offset by a decrease in our equipment revenue of $2.2 million.   The revenue growth was due to the following:

•	organic growth of $3.3 million;
•	increase in revenue from the Acquired Business of $10.8 million (2008 revenue was from the date of the Merger on October 20, 2008 to December 31, 2008); and
•	revenue from INSINC of $0.6 million (revenue included in 2009 was from the October 31, 2009 effective date of the acquisition to December 31, 2009).

The organic increase in services revenue is consistent with the increasing scope of operations.  As the number of subscribers increases, there is a cumulative effect of increasing subscriber revenue on a quarter over quarter basis.  The decrease in equipment revenue is a result of the uneven nature of this revenue stream – customers often place large single orders made to meet minimum order requirements, to manage the lead time between ordering and shipping and to minimize the related shipping costs.  The lead time on new orders is approximately 12 weeks from placing an order to receipt of goods.  The purchase by customers of STBs is a leading indicator of future subscriptions.

Our net loss for fiscal 2009 was $19.6 million, or a loss of $0.18 per basic and diluted Share, compared with a net loss of $11.6 million, or a loss of $0.21 per basic and diluted Share, in fiscal 2008.  The increase in net loss of $8.0 million was due to the following:

•	Increase in organic loss of $2.6 million (excluding non-operating expenses);
•	Increase in loss in the Acquired Business of $4.8 million, excluding non-operating expenses (2008 loss was from the date of the Merger on October 20, 2008 to December 31, 2008); and
•	Increase in non-operating expenses of $0.6 million (detailed below in the Net Loss to EBITDA reconciliation).

On a pro forma basis (excluding INSINC), as if the Merger had occurred on January 1, 2008, revenue increased from $25.7 million to $27.5 million.  Our net loss for fiscal 2008 (excluding INSINC) was $92.5 million or a loss of $0.90 per basic and diluted Share.   The improvement in net loss of $72.9 million on a pro forma basis was due to the following:

•	Increase in organic loss of $2.6 million (excluding non-operating expenses);
•	Reduction in net loss in the Acquired Business of $20.4 million due to cost reductions in most areas of the business (excluding non-operating expenses); and
•	Reduction in non-operating expenses of $55.1 million (detailed below in the Net Loss to EBITDA reconciliation).

Our non-GAAP Adjusted EBITDA loss was $13.9 million in fiscal 2009 compared with a non-GAAP Adjusted EBITDA loss of $6.6 million in fiscal 2008.  The increase in non-GAAP Adjusted EBITDA loss is due to the cash impact of the items noted above.  On a pro forma basis, our non-GAAP Adjusted EBITDA loss decreased from a loss of $31.6 million in fiscal 2008 to a loss of $13.9 million in fiscal 2009.  This decrease is due to cost reductions in most areas of the Acquired Business offset by the increased organic costs.

The Company reports non-GAAP Adjusted EBITDA loss because it is a key measure used by management to evaluate the results of the Company and make strategic decisions about the Company.  Non-GAAP Adjusted EBITDA loss represents net loss before interest, income taxes, depreciation and amortization, stock-based compensation, impairment of long-lived assets, unrealized loss on derivatives, equity in loss of affiliate, investment income and foreign exchange gain.   This measure does not have any standardized meaning prescribed by generally accepted accounting principles (“GAAP”) and therefore is unlikely to be comparable to the calculation of similar measures used by other companies, and should not be viewed as an alternative to measures of financial performance or changes in cash flows calculated in accordance with GAAP.

The reconciliation from net loss to non-GAAP Adjusted EBITDA loss is as follows:

		Years ended,
			Pro forma
	2009	2008	2008
			(excl. INSINC)
	$	$	$

Net loss	(19,640,921)	(11,637,260)	(92,459,364)

Add back:
Impairment of goodwill	-	-	47,882,317
Impairment of long-lived assets	-	1,036,993	5,982,030
Depreciation and amortization	4,141,117	1,572,492	3,602,169
Stock-based compensation	1,167,789	1,848,906	3,374,767
Unrealized loss on derivative	801,350	-	-
Equity in loss of affiliate	-	1,006,386	1,006,386
Investment income and foreign exchange gain	(362,070)	(395,768)	(998,753)

Non-GAAP Adjusted EBITDA loss	(13,892,735)	(6,568,251)	(31,610,448)

OPERATIONS

Revenue

The Company earns revenue in two broad categories:

(i)	Services revenue, which includes:

•	Subscriber revenue, which is recognized over the period of service or usage;

•	eCommerce revenue, which is recognized as the service is performed; and

•	Technology revenue, which consists of the set up and transcoder revenue and is recognized over the life of the contract.

(ii)	Equipment revenue, which is recognized when title of the STB passes to the customer.

  While our revenues have increased due to the organic growth in our existing business, the Merger and the acquisition of INSINC, we are currently uncertain as to the long-term impact of the downturn in the global economy on our business.

Cost and Expenses

Cost of services revenue

Cost of services revenue primarily consists of:

•	Cost of subscriber revenue, which consists of :
•	royalty payments
•	network operating costs
•	bandwidth usage fees
•	colocation fees

•	Cost of eCommerce revenue, which consists of:
•	merchandising, donor and ticket sales, which has no associated cost – revenue is booked on a net basis
•	cost of advertising revenue is subject to revenue shares with the content provider

•	Cost of technology services revenue, which consists of:
•	third party transcoder software purchased
•	maintenance costs for transcoders

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

Selling, general and administrative expenses, including stock-based compensation

Selling, general and administrative (“SG&A”) costs, including stock-based compensation, include:

•	Wages and benefits – represents compensation for the Company's full-time and part-time employees as well as fees for consultants who are used by the Company from time to time;

•
Stock-based compensation – we estimate the fair value of our options, warrants and stock appreciation rights (“Convertible Securities”) for financial accounting purposes using the Black-Scholes-Merton model, which requires a number of subjective assumptions, including the expected life of the Convertible Securities, risk-free interest rate, dividend rate, forfeiture rate and future volatility of the price of our Shares.  We expense the estimated fair value over the vesting period of the Convertible Securities.  The vesting period is normally over a four-year period, vesting in an equal amount each month; however, the Board of Directors has the discretion to grant options with different vesting periods;

•
Marketing – represents expenses for both global and local marketing programs that focus on various target sports properties and ethnic communities.  These initiatives include both on-line and off-line marketing expenditures.  These expenditures also include search engine marketing and search engine optimization;

•	Professional fees – represents legal, accounting and recruiting fees; and

•	Other SG&A expenses – represents travel expenses, rent, office supplies, corporate IT services, credit card processing fees and other general operating expenses.

Equity in loss of affiliate

From January 1, 2008 through December 31, 2009, the Company's equity interest in KyLinTV was 17.1%.  KyLinTV is a company that is controlled by the Chairman of the Board of Directors of the Company.  The Company also provides and charges KyLinTV for administrative and general corporate support.  Management has determined that as a result of the 17.1% equity interest combined with the services that the Company provides KyLinTV, the Company continues to have significant influence on the operating activities of KyLinTV; therefore the Company continues to account for KyLinTV using the equity method of accounting for investment.

The Company’s proportionate share of the equity loss from KyLinTV has been accounted for as a charge on the Company's consolidated statements of operations and comprehensive loss.   Due to KyLinTV’s accumulated losses, the investment had been reduced to zero as at December 31, 2008.  No further charges will be recorded as the Company has no obligation to fund the losses of KyLinTV.

On February 26, 2010, a group of investors invested $10.0 million in KyLinTV for 15.1% of its equity, which reduced the Company’s equity interest in KyLinTV to 12.2%.  Of the total $10.0 million investment, $1.0 million was invested by AvantaLion LLC, a company controlled by the Chairman of the Board of Directors of the Company.

SELECTED ANNUAL INFORMATION

The selected consolidated financial information set out below for the three years ended December 31, 2009, 2008 and 2007 and as at December 31, 2009, 2008 and 2007 has been derived from the Company’s audited consolidated financial statements and accompanying notes posted on www.sedar.com and at www.sec.gov.  Readers should read the following information in conjunction with those statements and related notes.

		Years ended,
	December 31, 2009	December 31, 2008	December 31, 2007

	$	$	$
Consolidated Statement of Operations Data:
Revenue	28,093,677	13,443,339	7,810,711
Cost of sales	(14,387,152)	(7,639,149)	(5,504,254)
Selling, general and administrative expenses, including stock based compensation	(28,767,049)	(14,221,347)	(4,210,357)
Net loss for the year	(19,640,921)	(11,637,260)	(4,515,759)
Basic and diluted loss per share	(0.18)	(0.21)	(0.11)

		As at,
	December 31, 2009	December 31, 2008	December 31, 2007

	$	$	$
Consolidated Balance Sheet Data:
Cash and cash equivalents	12,957,679	27,323,021	608,464
Total assets	40,269,163	53,737,682	7,211,951
Non-current liabilities	1,197,521	1,514,781	544,199
Total liabilities	17,998,829	16,724,104	3,965,018
Share capital	11,260,415	6,762,097	68,871
Total shareholders' equity	22,270,334	37,013,578	3,246,933

The Company’s business model has evolved from a professional IT services and international programming provider to fiscal 2007, where it began to pursue the objective of being an end-to-end provider of IPTV services.  Fiscal 2007 revenue increased to $7.8 million, which included $1.3 million in services revenue and $6.5 million in equipment revenue.  Fiscal 2007 included the sale of $6.4 million in equipment revenue to two customers as these customers launched their IPTV strategies.  These two customers accounted for 85% of total revenue.  Cost of sales increased by $5.0 million, primarily for cost of equipment revenue, which is a lower margin component of the Company’s business.  The increase in loss was due to expanding operations and continued investment in research and development.  Losses were funded by our CEO.

Fiscal 2008 included the acquisition of the Acquired Business, described above.  In fiscal 2008 revenue increased to $13.4 million, which included $9.5 million in services revenue and $3.9 million in equipment revenue.  Of the $13.4 million, the Merger described above contributed $3.3 million in revenue.  The balance of the revenue growth (“organic growth”) was growth in services revenue, offset by a decline in equipment revenue.  Services revenue is primarily recurring revenue; subscriber growth provides a baseline of revenue that continues to grow month over month, albeit with some seasonality impact depending on the sports season.  The continuous trend over the past three years has been increasing services revenue from operating as an end-to-end IPTV service provider.   In fiscal 2008 costs continued to scale with the growth in the existing business, and then were accelerated through the Merger (for example, the Company experienced increased wages due to the increased headcount and increased travel expenses due to having multiple offices).   Net loss increased to $11.6 million due to growth in operations, the additional operating costs acquired in the Merger, and costs related to non-cash stock-based compensation.  Losses prior to the Merger were funded by a capital contribution in 2008 of $2.6 million by our CEO.   Included in the Merger was cash from the Acquired Business of $22.9 million, which increased the Company’s cash balance to $27.3 million at December 31, 2008.

In fiscal 2009 revenue increased to $28.1 million, which included $26.5 million in services revenue and $1.6 million in equipment revenue.  Of the total revenue growth of $14.7 million, the Acquired Business contributed $10.8 million in revenue, while INSINC contributed $0.6 million in revenue.  The balance of the organic growth occurred in services revenue, offset by a decline in equipment revenue.  Net loss increased from $11.6 million in 2008 to $19.4 million in 2009, primarily due to the inclusion of the Acquired Business for 12 months in 2009 as opposed to 2 months in 2008.  The Company is currently reviewing its operating structure to maximize revenue opportunities, further reduce costs and achieve profitability.

RESULTS OF OPERATIONS

Comparison of Fiscal Year Ended December 31, 2009 to Fiscal Year Ended December 31, 2008

Our consolidated financial statements for our fiscal years ended December 31, 2009 and 2008 have been prepared in accordance with U.S. GAAP.  Included in note 17 of the financial statements is the reconciliation between our consolidated financial statements prepared in accordance with U.S. GAAP and Canadian GAAP.

	2009	2008	Change
	$	$	%
Revenue
Services revenue	26,464,400	9,542,689	177%
Equipment revenue	1,629,277	3,900,650	-58%
Total Revenue	28,093,677	13,443,339	109%

Costs and expenses
Cost of services revenue, exclusive of depreciation
and amortization shown separately below	12,850,002	4,519,062	184%
Cost of equipment revenue	1,537,150	3,120,087	-51%
Selling, general and administrative, including
stock-based compensation	28,767,049	14,221,347	102%
Depreciation and amortization	4,141,117	1,572,492	163%
Impairment of long-lived assets	-	1,036,993	-
	47,295,318	24,469,981	93%
Operating loss	(19,201,641)	(11,026,642)	74%

Other income (expense)
Unrealized loss on derivative	(801,350)	-	-
Gain on foreign exchange	68,245	265,720	-74%
Investment income	293,825	130,048	126%
Equity in loss of affiliate	-	(1,006,386)	-
	(439,280)	(610,618)	-28%
Net and comprehensive loss for the year	(19,640,921)	(11,637,260)	69%

Revenue

Services revenue

Services revenue includes revenue from subscribers, eCommerce and technology services.  Services revenue increased from $9.5 million for the year ended December 31, 2008 to $26.5 million for the year ended December 31, 2009.  The increase was due to the organic growth in services revenue, the effect of the Merger on October 20, 2008 and the acquisition of INSINC effective October 31, 2009. The organic growth in our services revenue was $5.6 million.  The growth in the Acquired Business comprised $10.8 million, and INSINC comprised $0.6 million, of total services revenue.

Subscriber revenue increased from $7.0 million for the year ended December 31, 2008 to $18.5 million for the year ended December 31, 2009.  The increase was due to the growth in subscribers, the effect of the Merger on October 20, 2008 and the acquisition of INSINC effective October 31, 2009. The organic growth in our subscriber revenue was $4.5 million resulting from $4.0 million in revenue growth from our existing customers coupled with $0.5 million in revenue generated from 15 new customers.  The growth in the Acquired Business was $6.7 million and INSINC comprised $0.3 million of total subscriber revenue for the year.

eCommerce revenue increased from $0.9 million for the year ended December 31, 2008 to $3.9 million for the year ended December 31, 2009.  The Acquired Business comprised all of eCommerce revenue for the year.

Technology services revenue increased from $1.6 million for the year ended December 31, 2008 to $4.1 million for the year ended December 31, 2009.  The increase was due to organic growth in technology services revenue, the effect of the Merger on October 20, 2008, and the October 31, 2009 effective date of the acquisition of INSINC.   As new customers begin streaming video or develop their user interface, we earn technology services revenue.  This revenue is recognized over the life of the contractual relationship.  The organic growth in our technology services revenue was $1.0 million.  The growth in the Acquired Business was $1.2 million.  INSINC comprised $0.3 million of total technology services revenue for the year.

Equipment revenue

Equipment revenue decreased from $3.9 million for the year ended December 31, 2008 to $1.6 million for the year ended December 31, 2009.  The decrease in equipment revenue is a result of the uneven nature of the revenue stream; customers often place large single orders to meet minimum order requirements to manage the lead time between ordering and shipping and to minimize the related shipping costs.  The lead time on new orders is approximately 12 weeks from order to receipt.  The timing of specific orders is not consistent period over period.  We sell our STBs to customers, who in turn sell or give them to new users, and we sell directly to users.  The demand for STBs is driven by new subscribers and the level of inventory carried by our customers.  Our customers do not have the right of return on purchased STBs.  Initial orders by new customers and new users will impact the trend of STB revenues.  The Company expects STB revenue to have a much slower growth rate than services revenue.  Services revenue is recurring revenue whereas STB revenue is earned on new customers and/or new subscribers.

Costs and Expenses

Cost of services revenue

Cost of services revenue increased from $4.5 million, or 47%, of services revenue for the year ended December 31, 2008 to $12.8 million or 49% of services revenue for the year ended December 31, 2009.  This increase was due to the costs associated with increased revenue, the effect of the Merger on October 20, 2008 and the acquisition of INSINC effective October 31, 2009.  Cost of services revenue for the Acquired Business increased by $5.9 million.  INSINC comprised $0.3 million of total costs of services revenue for the year.

Organic cost of services revenue increased from $2.5 million or 39.7% of services revenue for the year ended December 31, 2008 to $4.6 million or 39.0% of services revenue for the year ended December 31, 2009.  The $2.1 million increase was a result of additional costs relating to co-location and network fees in support of increased revenue.    The 0.7% improvement (as a percentage of services revenue) primarily relates to negotiated lower rates on bandwidth costs.

Cost of equipment revenue

Cost of equipment revenue decreased from $3.1 million for the year ended December 31, 2008 to $1.5 million for the year ended December 31, 2009 on lower revenue.  Cost of equipment revenue is directly variable with changes in equipment revenue.  Cost of equipment revenue as a percentage of equipment revenue increased from 80% for the year ended December 31, 2008 to 94% for the year ended December 31, 2009 due to increased shipping costs related to TV-Desi and Talfazat rental STBs that generate no equipment revenue.

Selling, general and administrative, including stock-based compensation

Selling, general and administrative, including stock-based compensation, increased from $14.2 million for the year ended December 31, 2008 to $28.8 million for the year ended December 31, 2009.  The Acquired Business accounted for $9.1 million of the total increase, INSINC accounted for $0.3 million and the remaining increase of $5.2 million relates to the organic increase.  The individual variances are due to the following:

•
Wages and benefits increased from $8.8 million for the year ended December 31, 2008 to $20.0 million for the year ended December 31, 2009.  The Acquired Business accounted for $6.5 million of the total increase of $11.2 million in wages and benefits for the year. The organic increase of $4.5 million was primarily related to the increase in employees to support the increased revenue and the Merger with the Acquired Business.  In conjunction with the Merger, the Company added senior management and provided market level compensation for the CEO.  INSINC comprised $0.2 million of total wages and benefits for the year.

•
Stock-based compensation expense decreased from $1.8 million for the year ended December 31, 2008 to $1.2 million for the year ended December 31, 2009.  This decrease was the result of 5 million fully vested warrants being issued in the prior year.

•
Marketing expenses increased from a $0.4 million for the year ended December 31, 2008 to $1.1 million for the year ended December 31, 2009.  The Acquired Business accounted for $0.5 million of the total increase of $0.7 million in marketing expenses for the year.  The Acquired Business is more of a business-to-consumer focused business and incurs higher marketing expenses including search engine marketing and search engine optimization on the Internet.

•
Professional fees increased from $1.2 million for the year ended December 31, 2008 to $1.7 million for the year ended December 31, 2009.  The increase was primarily related to professional fees incurred in connection with the acquisition of INSINC.

•
Other SG&A expenses increased from $2.0 million for the year ended December 31, 2008 to $4.8 million for the year ended December 31, 2009.  The Acquired Business accounted for $2.3 million of the total increase of $2.8 million for the year.  The organic increase of $0.5 million was primarily related to increases in bank and processing fees and corporate systems costs of $0.4 million.

Equity in loss of affiliate

Equity in loss of our affiliate, KyLinTV, decreased from $1.0 million for the year ended December 31, 2008 to zero for the year ended December 31, 2009.  The decrease is as a result of the cumulative losses exceeding the full value of the Company’s investment in 2008.  Due to KyLinTV’s accumulated losses, the investment had been reduced to zero at December 31, 2008.  The Company still owns its equity position in the affiliate; however, the Company is not required to fund any additional losses, and as such no further charges will be incurred.

Depreciation and amortization

Depreciation and amortization increased from $1.5 million for the year ended December 31, 2008 to $4.1 million for the year ended December 31, 2009.   The increase was due to amortization on assets acquired in the Merger ($1.9 million) and amortization of the intangible assets acquired in the acquisition of INSINC.

Unrealized loss on derivative

Unrealized loss on derivative increased from zero for the year ended December 31, 2008 to $0.8 million for the year ended December 31, 2009.   The increase was due to the adoption of ASC 815-40, effective January 1, 2009, which required the Company to record at fair value all convertible securities denominated in a currency other than the Company’s functional currency.  On January 1, 2009, the grant date fair value of warrants denominated in Canadian dollars of $2.5 million was reallocated from additional paid-in capital and a derivative liability was recorded in the amount of $0.6 million with an adjustment to opening accumulated deficit of $1.9 million.  The difference between the fair value at January 1, 2009 of $0.6 million and the fair value at December 31, 2009 of $1.4 million resulted in an unrealized loss on derivative of $0.8 million.

These warrants have been recorded at their relative fair values at issuance, determined using the Black-Scholes-Merton model, and will continue to be recorded at fair value at each subsequent balance sheet date.  Any change in value between reporting periods will be recorded as other income (expense).  These warrants will continue to be reported as a liability until such time as they are exercised or expire.

Impairment of long-lived assets

Long-lived assets must be tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable.  For the Company, long-lived assets include intangible and capital assets.  Ongoing negative developments in the general economic climate would be considered an event that would be a possible indicator of impairment.   An impairment loss is recognized as the difference between fair value and carrying amount when the carrying amount of a long-lived asset is not recoverable and exceeds its fair value.  The fair value of the intangible assets acquired in the Merger was determined on October 20, 2008; therefore, management believed the fair value of the assets acquired in the Merger is consistent with the carrying amount at December 31, 2008.  The Company tested the fair value of the non-Merger long-lived assets as at December 31, 2008 and determined that the carrying value of such capital assets exceeded their fair value by $1.0 million.  Accordingly, the Company recorded a non-cash impairment charge of $1.0 million during 2008.  No such charges were recorded in 2009.

SELECTED UNAUDITED QUARTERLY FINANCIAL INFORMATION
AND REVIEW OF FOURTH QUARTER PERFORMANCE

The following tables set out selected consolidated unaudited financial information for each of the last eight quarters with the last one being the most recent quarter ended December 31, 2009.  In the opinion of management, this information has been prepared on the same basis as the audited consolidated financial statements as filed on www.sedar.com and www.sec.gov, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the unaudited quarterly results when read in conjunction with the audited consolidated financial statements and the notes to those statements.  The operating results for any quarter should not be relied upon as any indication of any future period.

Included in Note 17 of the financial statements is the reconciliation between our consolidated financial statements prepared in accordance with U.S. GAAP and Canadian GAAP.

	2009				2008
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
	$	$	$	$	$	$	$	$
Income Statement Data:
Revenue	8,995,911	6,061,302	6,462,438	6,574,026	5,807,550	2,699,041	2,987,128	1,949,620
Cost of revenue	4,024,35	3,224,838	3,293,481	3,844,483	3,205,272	1,534,807	1,753,689	1,145,381
Net loss for the period	(1,454,962)	(7,463,951)	(4,928,130)	(5,793,878)	(7,223,468)	(1,377,667)	(1,549,979)	(1,486,146)
Basic and diluted loss per share	(0.01)	(0.07)	(0.04)	(0.05)	(0.13)	(0.03)	(0.04)	(0.03)

Comparison of Three Months Ended December 31, 2009 to Three Months Ended December 31, 2008

Revenue

Services revenue

Services revenue includes revenue from subscribers, eCommerce and technology services.  Services revenue increased from $5.6 million for the three months ended December 31, 2008 to $8.7 million for the three months ended December 31, 2009.  The increase is a combination of the organic growth in services revenue and the effect of the Merger on October 20, 2008. The organic growth in our services revenue was $1.5 million.  The growth in the Acquired Business was $1.0 million.  INSINC comprised $0.6 million of total services revenue for the period.

Subscriber revenue increased from $4.0 million for the three months ended December 31, 2008 to $6.0 million for the three months ended December 31, 2009.  The increase is a combination of the growth in subscribers, the effect of the Merger on October 20, 2008 and the acquisition of INSINC effective October 31, 2009. The organic growth in our subscriber revenue was $1.4 million resulting from $1.2 in revenue from existing customers and $0.2 million in revenue generated from 14 new customers.  The growth in the Acquired Business was $0.3 million.  INSINC comprised $0.3 million of total subscriber revenue for the period.

eCommerce revenue increased from $0.8 million for the three months ended December 31, 2008 to $1.4 million for the three months ended December 31, 2009.  The Acquired Business comprised all of eCommerce revenue for the period.

Technology services revenue increased from $0.8 million for the three months ended December 31, 2008 to $1.3 million for the three months ended December 31, 2009.  The increase is a combination of the organic growth in technology services revenue, the effect of the Merger on October 20, 2008 and the effect of the acquisition of INSINC effective October 31, 2009. As new customers begin streaming video or develop their user interface, we earn technology services revenue.  This revenue is recognized over the life of the contractual relationship.  The organic growth in our technology services revenue was $0.1 million.  The growth in the Acquired Business was $0.1 million.  INSINC comprised $0.3 million of total technology services revenue for the period.

Equipment revenue

Equipment revenue increased from $0.2 million for the three months ended December 31, 2008 to $0.3 million for the three months ended December 31, 2009.  The increase in equipment revenue is a result of the uneven nature of the revenue stream.

Costs and Expenses

Cost of services revenue

Cost of services revenue increased from $3.0 million or 54% of services revenue for the three months ended December 31, 2008 to $3.7 million or 43% of services revenue for the three months ended December 31, 2009.  This increase was a combination of the costs associated with increased revenue and the acquisition of INSINC effective October 31, 2009.  INSINC comprised $0.3 million of the total cost of services revenue for the period.

Organic cost of services revenue increased from $1.0 million or 42% for the three months ended December 31, 2008 to $1.4 million or 36% for the three months ended December 31, 2009.  The $0.4 million increase was a result of additional costs relating to colocation and network fees in support of increased revenue.    The 6% improvement (as a percentage of services revenue) primarily relates to negotiated lower rates on bandwidth costs.

Cost of equipment revenue

Cost of equipment revenue increased from $0.2 million for the three months ended December 31, 2008 to $0.3 million for the three months ended December 31, 2009 on increased revenue.  Cost of equipment revenue is directly variable with changes in equipment revenue.

Selling, general and administrative, including stock-based compensation

Selling, general and administrative, including stock-based compensation, decreased from $8.3 million for the three months ended December 31, 2008 to $7.6 million for the three months ended December 31, 2009.  The individual variances are due to the following:

•
Wages and benefits increased from $4.3 million for the three months ended December 31, 2008 to $5.3 million for the three months ended December 31, 2009.    The organic increase of $0.8 million was primarily related to the increase in employees to support the increased revenue and the Merger with the Acquired Business.  In conjunction with the Merger, the Company added senior management and provided market level compensation for the CEO.  INSINC comprised $0.2 million of total wages and benefits for the period.

•
Stock-based compensation expense decreased from $1.8 million for the three months ended December 31, 2008 to $0.2 million for the three months ended December 31, 2009.  This decrease was the result of 5 million fully vested warrants being issued in the prior period.

•	Marketing expenses were $0.3 million for the three months ended December 31, 2008 and 2009.

•	Professional fees decreased from $0.6 million for the three months ended December 31, 2008 to $0.5 million for the three months ended December 31, 2009.

•	Other SG&A expenses were $1.3 million for the three months ended December 31, 2008 and 2009.

Depreciation and amortization

Depreciation and amortization increased from $0.9 million for the three months ended December 31, 2008 to $1.1 million for the three months ended December 31, 2009.   The increase was due to amortization of the intangible assets acquired in the acquisition of INSINC.

Unrealized gain on derivative

Unrealized gain on derivative increased from zero for the three months ended December 31, 2008 to $2.2 million for the three months ended December 31, 2009.   The increase was due to the adoption of ASC 815-40.  The difference between the fair value at September 30, 2009 of $3.6 million and the fair value at December 31, 2009 of $1.4 million resulted in an unrealized gain on derivative of $2.2 million.

Impairment of long-lived assets

As described above, the Company recorded a non-cash long-lived asset impairment charge of $1.0 million during the three months ended December 31, 2008.  There were no such comparable amounts recorded in the current period.

LIQUIDITY AND CAPITAL RESOURCES

During the year ended December 31, 2009, the Company’s cash position decreased by $14.4 million.  The Company used $11.7 million to fund operations, which included working capital changes of $1.8 million, $1.2 million to purchase fixed assets and $1.6 million to acquire INSINC.

As of December 31, 2009, our principal sources of liquidity included cash and cash equivalents of $13.0 million and trade accounts receivable of $1.8 million. We do not have a credit facility.

At December 31, 2009, approximately 79% of our cash and cash equivalents were held in interest bearing bank accounts with a U.S. bank that received an A- rating by Standard and Poors and an A2 rating by Moody’s and 7% of our cash and cash equivalents were held in bank accounts with two of the top five Canadian commercial banks.  The Company believes that these U.S. and Canadian financial institutions are secure notwithstanding the current global economy and that we will be able to access the remaining balance of bank deposits as these deposits are with large reputable banks.  Our investment policy is to invest in low-risk short-term investments which are primarily term deposits.  We have not had a history of any defaults on these term deposits, nor do we expect any in the future given the short term to maturity of these investments.

 The Company’s business is still in the early stages, with only a few years of operating history.  From the Company’s inception, it has incurred substantial net losses and has an accumulated deficit of $43.8 million; management expects these losses to continue in the short term.  The Company continues to review its operating structure to maximize revenue opportunity, further reduce costs and achieve profitability.  Based on our current business plan and internal forecasts, and considering the risks that are present in the current global economy, we believe that our cash on hand will be sufficient to meet our working capital and operating cash requirements for the next twelve months, which will include expenditures of significant funds for marketing, building its subscriber management systems, programming and website development, maintaining adequate video streaming and database software, pursuing and maintaining channel distribution agreements with its channel partners, fees relating to acquiring and maintaining Internet streaming rights to its content and the construction and maintenance of the Company’s delivery infrastructure and office facilities.  Cash from operations could be affected by various risks and uncertainties, including, but not limited to, the risks detailed herein or incorporated by reference in our 10-K in the section titled “Risk Factors.”  If our actual cash needs are greater than forecasted and if cash on hand is insufficient to meet our working capital and cash requirements for the next twelve months, we will require outside capital in addition to cash flow from operations in order to fund our business.  Our short operating history, our current lack of profitability and the prolonged upheaval in the capital markets could each or all be factors that might negatively impact our ability to obtain outside capital on reasonable terms, or at all.  If we were ever unable to obtain needed capital, we would reevaluate and reprioritize our planned capital expenditures and operating activities.  We cannot assure you, however, that we will ultimately be able to generate sufficient revenue or reduce our costs in the anticipated time frame to become profitable and have sustainable cash flows.

Working Capital Requirements

The net working capital at December 31, 2009 was $1.3 million, a decrease of $16.8 million from the December 31, 2008 net working capital of $18.1 million. The decreased working capital is primarily due to funding operations of $11.7 million and the fair value of the derivative liability of $1.4 million on December 31, 2009 (which is a non-cash liability).

Current assets at December 31, 2009 were $17.8 million, a decrease of $15.5 million from the December 31, 2008 balance of $33.3 million. The change is primarily due to a decrease in our cash and cash equivalents of $14.4 million.

Current liabilities at December 31, 2009 were $16.8 million, an increase of $1.6 million from the December 31, 2008 balance of $15.2 million.   The change is primarily due to the fair value of the derivative liability of $1.4 million (which is a non-cash liability).

Cash Flows

Summary Balance Sheet Data:

	December 31,
	2009	2008
	$	$
Current Assets
Cash and cash equivalents	12,957,679	27,323,021
Accounts receivable, net	1,809,147	2,284,242
Taxes receivable	35,334	983,253
Other receivables	821,834	227,711
Inventory	928,592	347,600
Prepaid expenses and deposits	966,101	1,830,260
Due from related parties	246,992	324,059
Total current assets	17,765,679	33,320,146

Current Liabilities
Accounts payable	5,383,518	4,465,388
Accrued liabilities	5,822,385	7,595,116
Derivative liability	1,389,300	-
Due to related parties	298,595	56,826
Deferred revenue	3,907,510	3,091,993
Total current liabilities	16,801,308	15,209,323

Working capital ratio	1.06	2.19

Comparative Summarized Cash Flows

	Year Ended
	December 31,
	2009	2008
	$	$

Cash used in operating activities	(11,692,709)	(5,614,501)
Cash (used in) provided by investing activities	(2,760,337)	20,294,983
Cash provided by financing activities	87,704	12,034,075

Operating activities

Cash used in operating activities for the year ended December 31, 2009 was $11.7 million.  Changes in net cash used in operating activities reflect the net loss of $19.6 million for the year, less:

•	non-cash items in the amount of $6.1 million, which relates to stock-based compensation, depreciation and amortization and unrealized loss on derivative; and

•	changes in operating assets and liabilities of $1.8 million.

Investing activities

Cash used in investing activities for the year ended December 31, 2009 was $2.8 million.  These funds were used to acquire INSINC ($1.6 million) and to purchase fixed assets ($1.2 million).

Financing activities

Cash provided by financing activities was $0.1 million for the year ended December 31, 2009.  The funds were received from stock option and retention warrant exercises.

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements as of December 31, 2009.

Contractual Obligations and Commitments

The following table summarizes the Company’s contractual commitments as at December 31, 2009, and the effect those commitments are expected to have on liquidity and cash flow in future periods:

	Total	2010	2011	2012	2013	2014	Thereafter
	$	$	$	$	$	$	$

Operating leases	8,004,585	1,702,605	1,190,740	1,151,882	1,128,252	790,076	2,041,030
Operating lease recovery (1)	(5,243,520)	(667,177)	(667,177)	(682,518)	(703,996)	(703,996)	(1,818,656)
Minimum guarantees (2)	4,042,389	1,911,913	910,476	835,000	385,000	0	0
Capital lease obligations	125,989	116,408	9,581	0	0	0	0
Long-term liabilties	244,739	122,194	63,292	0	0	0	59,253

	7,174,182	3,185,943	1,506,912	1,304,364	809,256	86,080	281,627

(1) The Company has signed a sublease for its Toronto office which offsets the operating lease commitment.
(2) Minimum guarantees of payments to content providers for licensing of content and/or minimum performance payments.

Financial Instruments

The Company's financial instruments are comprised of cash and cash equivalents, accounts receivable, other receivables, taxes receivable, deposits, accounts payable, accrued liabilities, amounts due to/from related parties, and deferred revenue.

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

[ii] Interest rate risk

The Company is exposed to interest rate risk on its invested cash and cash equivalents and its short-term investments.  The interest rates on these instruments are based on the bank's rate and therefore are subject to change with the market.  The Company does not use derivative financial instruments to reduce its interest rate risk.

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

RELATED PARTY TRANSACTIONS

The Company has entered into certain transactions and agreements in the normal course of operations with related parties.  Significant related party transactions are as follows:

TransVideo

TransVideo is a company that is controlled by the Chairman of the Board of Directors of the Company that designs and sells equipment and technology for IPTV content delivery.  STB purchases amounted to $1,029,136 and $2,745,000 and transcoder licensing fees amounted to $8,000 and $125,000 for the years ended December 31, 2009 and 2008, respectively.  Included in cost of equipment revenue is the cost of STBs sold of $937,204 and $2,816,490 for the years ended December 31, 2009 and 2008, respectively.

KyLinTV

KyLinTV is an IPTV company that is controlled by the Chairman of the Board of Directors of the Company.  On June 1, 2008, the Company entered into an agreement with KyLinTV to build and deliver the setup and back office operation of an IPTV service.  The Company also provides and charges KyLinTV for administrative and general corporate support.  For each of the periods presented, the amounts received for these services provided by the Company for the years ended December 31, 2009 and 2008 were $645,722 and $1,233,353, respectively.  During the year ended December 31, 2008, the Company purchased computer equipment from KyLinTV in the amount of $620,000.

New York Islanders Hockey Club, L.P. (“New York Islanders”)

The Company provides IT-related professional services to the New York Islanders, a professional hockey club that is owned by the Chairman of the Board of Directors of the Company.

Renaissance Property Associates, LLC (“Renaissance”)

Renaissance is a real estate management company owned by the Chairman of the Board of Directors of the Company.  In June 2009, the Company signed a sublease agreement with Renaissance for office space in Plainview, New York.  Rent expense paid by the Company to Renaissance of $388,975 and zero, inclusive of taxes and utilities, is included in selling, general and administrative expense for the years ended December 31, 2009 and 2008, respectively.

Patstar, Inc. (“Patstar”)

Patstar, an investment holding company, is controlled by the Vice Chairman of the Board of Directors of the Company.  Rent expense paid to the Company by Patstar of $3,649 and $2,596 is included as a recovery in selling, general and administrative expense for the years ended December 31, 2009 and 2008, respectively.

Hawaii IPTV, LLC (“Hawaii”)

The Company had an IPTV customer, Hawaii, an IPTV company, whose principals are family members of the Chairman of the Board of Directors of the Company.  Hawaii ceased operations during the third quarter of 2009.

The Smile Train, Inc. (“Smile Train”)

The Company provides IT-related professional services to Smile Train, a public charity whose founder and significant benefactor is the Chairman of the Board of Directors of the Company.

The Company recognized revenue from related parties for the years ended December 31 as follows:

	December 31,	December 31,
	2009	2008
	$	$

New York Islanders	395,681	296,451
Renaissance	140,580	120,000
Smile Train	108,000	120,000
Hawaii	41,789	57,577
KyLinTV	1,755,985	920,550
	2,442,035	1,514,578

As at December 31, 2009 and 2008, the amounts due from (to) related parties are as follows:

	December 31,	December 31,
	2009	2008
	$	$

New York Islanders	(304)	29,189
Renaissance	—	(1,146)
Smile Train	—	27,000
Hawaii	—	17,527
TransVideo	(298,291)	(55,680)
KyLinTV	246,992	250,343
	(51,603)	267,233

Investment in Affiliate – KyLinTV

The Company records its investment in KyLinTV using the equity method.

From January 1, 2008 through December 31, 2009, the Company's equity interest in the affiliate was 17.1%.  As previously discussed, the Company also provides and charges KyLinTV for administrative and general corporate support.  Management has determined that as a result of the 17.1% equity interest combined with the services that the Company provides KyLinTV, the Company continues to have significant influence on the operating activities of KyLinTV; therefore, the Company continues to account for its investment in KyLinTV using the equity method of accounting for investment.

The Company’s proportionate share of the equity loss from KyLinTV has been accounted for as a charge on the Company's consolidated statements of operations and comprehensive loss.   Due to KyLinTV’s accumulated losses, the investment had been reduced to zero as at December 31, 2008.  No further charges will be recorded as the Company has no obligation to fund the losses of KyLinTV.

The results of operations and financial position of the Company's equity basis investment in KyLinTV are summarized below for the years ended December 31:

	Year ended,	Year ended,
	December 31,	December 31,
	2009	2008
	$	$

Condensed income statement information:
Net sales	8,127,760	6,568,101
Net loss	(5,604,118)	(8,148,974)

	December 31,	December 31,
	2009	2008
	$	$

Condensed balance sheet information:
Current assets	1,924,891	927,427
Non-current assets	913,977	2,411,319
Total assets	2,838,868	3,338,746
Current liabilities	15,168,149	10,063,909
Non-current liabilities	—	—
Equity (deficiency)	(12,329,281)	(6,725,163)
Total liabilities and equity	2,838,868	3,338,746

On February 26, 2010, a group of investors invested $10.0 million in KyLinTV for 15.1% of its equity, which reduced the Company’s equity interest in KyLinTV to 12.2%.  Of the total $10.0 million investment, $1.0 million was invested by AvantaLion LLC, a company controlled by the Chairman of the Board of Directors of the Company.

CRITICAL ACCOUNTING ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States consistently applied throughout all periods. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to inventory allowances, bad debts, long-lived assets, goodwill, income taxes, contingencies and litigation, the determination of the useful lives of long-lived assets, allocation of the purchase price for acquisitions and the assumptions used in determining the fair value of stock options and warrants.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Business Combinations

We allocate the purchase price to tangible assets, intangible assets, and liabilities based on fair values, with the excess of purchase price being allocated to goodwill.

In 2009, our acquisition of INSINC resulted in the allocation of a portion of the purchase price to acquired intangible assets. In order to determine the fair value of these intangible assets, we make estimates and judgments based on assumptions about the future expected cash flows. We also make estimates about the useful life of those acquired intangible assets. Should different conditions prevail, we could record write-downs of intangible assets or changes in the estimate of useful life of those intangible assets, which would result in changes to amortization expense.

Acquired definite lived intangible assets are initially recorded at fair value based on the present value of the estimated cash flows of the assets acquired and are amortized over the future income producing period, which we consider to be the useful life, on a straight-line basis, which approximates the pattern in which we expect to generate economic benefits from the asset.

Goodwill

Goodwill is subject to an annual impairment test or on a more frequent basis if necessary.  Goodwill is tested for impairment at the beginning of the fourth quarter of each fiscal year.  We also test for impairment more frequently if events or circumstances warrant.  The Company as a whole is considered one reporting unit.  If we determine that our carrying value exceeds our fair value, we compare the implied fair value of the goodwill (determined as the excess fair value over the fair value assigned to our other assets and liabilities) to the carrying amount of goodwill.  If the carrying value of goodwill were to exceed the implied fair value of goodwill, an impairment loss would be recognized.

At October 1, 2009, we determined that there had been no impairment of goodwill.  At December 31, 2009 we determined that no event existed between October 1, 2009 and December 31, 2009 such that goodwill needed to be tested further.

Long-Lived Assets

We amortize our long-lived assets over the estimated useful life of the asset.  We evaluate all of our long-lived assets, excluding goodwill, periodically for impairment when events or changes in facts and circumstances indicate that their carrying value may not be recoverable.  Events or changes in facts and circumstances can include a significant adverse change in the business climate, strategic change in business direction, decline or discontinuance of a product line or service, a reduction in our customer base or a restructuring. If one of these events or circumstances indicates that the carrying value of an asset may not be recoverable, or that our estimated amortization period was not appropriate, we would record an impairment charge against our long lived assets.  The amount of impairment would be measured as the difference between the carrying value and the fair value of the impaired asset as calculated using a net realizable value methodology.  An impairment charge would be recorded as an operating expense in the period of the impairment and as a reduction in the carrying value of that asset.

At December 31, 2009, we determined that no events or changes in facts existed such that a further analysis for impairment was required.

Stock-based Compensation and Other Stock-Based Payments

We estimate the fair value of our options, warrants, restricted share units and stock appreciation rights for financial accounting purposes using the Black-Scholes-Merton model, which requires a number of subjective assumptions, including the expected life of the Convertible Securities, risk-free interest rate, dividend rate, forfeiture rate, future volatility of the price of our Shares and vesting period. The use of subjective assumptions could materially affect the fair value estimate.

For a period of time prior to our initial public offering (“IPO”) in August 2006, there was no active market for our Shares.  Since we have been public for less than the vesting period of our Convertible Securities, we do not consider the volatility of our Share price to be representative of the estimated future volatility when computing the fair value of options granted. Accordingly, until such time that a representative volatility can be determined based on our Share price, we will use a blended rate of our own Share price volatility for the period we have been public and the average of three similar companies for the pre-IPO period.  We estimate the risk-free interest rate based on the Federal Reserve Rate.  Since we do not have a sufficient history relating to options granted and exercised subsequent to our IPO, we base our estimate of the expected life of the Convertible Security using the simplified method based on the period for which our Convertible Securities vest or four years. Our Convertible Securities vest on a monthly basis; therefore we have estimated our forfeiture rate at zero, as actual forfeitures are known and recorded on a timely basis.

The fair values of the Convertible Securities issued are being recognized as compensation expense over the applicable vesting period, which for the majority of Convertible Securities is four years.

We determine the fair value of our restricted share units based on our Share price on the date the Shares are issued.  Restricted share units give the holder the right to Share for each vested restricted share unit.  These awards vest on a monthly basis over the vesting period, which is four years.  Stock-based compensation expense related to restricted share units is recorded based on the market value of the Shares when the Shares are issued, which generally coincides with the vesting period of these awards.

Stock appreciation rights give the holder the right to elect either to receive cash in an amount equal to the excess of the quoted market price over the stock appreciation right price or to receive Shares equal to the fair value of the Shares less the exercise price divided by the market value of the Shares from treasury or receive Shares by making a cash payment equal to the exercise price.  The Board of Directors has discretionary authority to accept or reject a cash payment request in whole or in part.  Stock-based compensation expense is calculated as the fair value of all vested stock appreciation rights on each reporting date, and is classified as a current liability on the consolidated balance sheets.  If the holder elects to purchase Shares, the liability is credited to additional paid in capital.

Stock-based compensation expense is reported in our Consolidated Statements of Operations and Comprehensive Loss within Selling, General and Administrative Expenses.

Accounts Receivable

Accounts receivable are carried at original invoice amount.  The Company maintains a provision for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectability of specific customer accounts: customer credit-worthiness; past transaction history with the customer; current economic industry trends; and changes in customer payment terms. If the financial conditions of the Company's customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required.

Inventory

Inventory consists of STBs and is recorded at the lower of cost and net realizable value and consists of finished goods. Cost is accounted for on a first-in, first-out basis. The Company evaluates its ending inventories for estimated excess quantities and obsolescence. This evaluation includes analyses of sales levels and projections of future demand within specific time horizons. Inventories in excess of future demand are reserved. In addition, the Company assesses the impact of changing technology and market conditions on its inventory-on-hand and writes off inventories that are considered obsolete.

Amortization Policies and Useful Lives

The Company amortizes the cost of property, plant and equipment and intangible assets over the estimated useful service lives of these items. The determinations of estimated useful lives of these long-lived assets involve considerable judgment. In determining these estimates, the Company takes into account industry trends and company specific factors including changing technologies and expectations for the in-service period of these assets. On an annual basis, the Company reassesses its existing estimates of useful lives to ensure they match the anticipated life of the technology from a revenue producing perspective. If technological change happens more quickly than anticipated, the Company might have to shorten its estimate of the useful life of certain equipment which could result in higher amortization expense in future periods or an impairment charge to write down the value of this equipment.

Taxes

We have tax loss carryforwards available to offset future taxable income of $93.4 million as of December 31, 2009 that expire between the tax years 2010 and 2029, and have not been fully audited by relevant authorities. We have not recorded a financial statement benefit for these attributes as we have no history of profitability.   To the extent we use tax loss carryforwards subsequent to 2009, we expect to record the benefit as a reduction in income tax expense.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued guidance now codified as ASC Topic 105, “Generally Accepted Accounting Principles” (“ASC 105”) as the single source of authoritative non-governmental U.S. GAAP. ASC 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place (the “Codification”). On the effective date of ASC 105, the Codification superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative. The provisions of ASC 105 are effective for interim and annual periods ending after September 15, 2009. The Company adopted ASC 105 in the third quarter of 2009. This pronouncement had no effect on our consolidated financial position, results of operations or cash flows, but impacted the financial reporting process by replacing all references to pre-Codification standards with references to the applicable Codification topic.

Effective January 1, 2009, the Company adopted ASC Topic 805-10, “Business Combinations” (“ASC 805”).  ASC 805 requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed and requires the acquirer to disclose certain information related to the nature and financial effect of the business combination. ASC 805 also establishes principles and requirements for how an acquirer recognizes any non-controlling interest in the acquiree and the goodwill acquired in a business combination.

In October 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”). ASU 2009-13 amends guidance included within ASC Topic 605-25 to require an entity to use an estimated selling price when vendor-specific objective evidence or acceptable third party evidence does not exist for any products or services included in a multiple element arrangement.  The arrangement consideration should be allocated among the products and services based upon their relative selling prices, thus eliminating the use of the residual method of allocation.  ASU 2009-13 also requires expanded qualitative and quantitative disclosures regarding significant judgments made and changes in applying this guidance. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption and retrospective application are also permitted. The Company is currently evaluating the impact of adopting the provisions of ASU 2009-13.

Effective January 1, 2009, the Company adopted ASC Topic 815-40, “Derivatives and Hedging” (“ASC 815-40”).  One of the conclusions reached under ASC 815-40 was that an equity-linked financial instrument would not be considered indexed to the entity’s own stock if the strike price is denominated in a currency other than the issuer’s functional currency.  The conclusion reached under ASC 815-40 clarified the accounting treatment for these and certain other financial instruments.  ASC 815-40 specifies that a contract would not be treated as a derivative if it met the following conditions:  (a) indexed to the Company’s own stock; and (b) classified in shareholders’ equity in the Company’s statement of financial position.  The Company’s outstanding warrants denominated in Canadian dollars as detailed in note 17 are not considered to be indexed to its own stock because the exercise price is denominated in Canadian dollars and the Company’s functional currency is United States dollars.   Therefore, these warrants have been treated as derivative financial instruments and recorded at their fair value as a liability.  All other outstanding convertible securities are considered to be indexed to the Company’s stock, because their exercise price is denominated in the same currency as the Company’s functional currency, and are included in shareholders’ equity.

In February 2008, the Canadian Institute of Chartered Accountants (“CICA”) issued new Handbook Section 3064, Goodwill and Intangible Assets, which replaces Section 3062, Goodwill and Other Intangible Assets, and Section 3450, Research and Development Costs.  The new standard addresses when an internally developed intangible asset meets the criteria for recognition as an asset.  The section also issued amendments to Section 1000, Financial Statement Concepts.  These changes were effective for fiscal years beginning on or after October 1, 2008, with earlier adoption permitted, and have been adopted by the Company effective January 1, 2009.  The objectives of the changes are to reinforce a principles-based approach to the recognition of costs as assets and to clarify the application of the concept of matching revenues and expenses in Section 1000.  Collectively, these changes bring Canadian practice closer to International Financial Reporting Standards (“IFRS”) by eliminating the practice of recognizing as assets a variety of start-up, pre-production and similar costs that do not meet the definition and recognition criteria of an asset.  There was no material effect on the Company’s consolidated financial statements as a result of adopting CICA Handbook Section 3064.

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

Effective January 1, 2009 the Company adopted CICA Handbook Section 1582 “Business Combinations” which replaces Section 1581. This standard establishes the principles and requirements of the acquisition method for business combination and related disclosures and applies prospectively to business combinations for which the acquisition date.

Effective January 1, 2009, the Company adopted CICA Handbook Section 1601 “Consolidated Financial Statements” and section 1602 “Non-controlling Interest” which replace Section 1600. Section 1601 establishes standards for the preparation of consolidated financial statements. Section 1602 provides guidance on accounting for a non-controlling interest in a subsidiary in consolidated financial statements subsequent to a business combination.  The adoption of Sections 1582, 1601, and 1602 did not materially impact the Company's consolidated financial statements as the provisions of these standards are substantially similar to the Company's accounting in accordance with U.S. GAAP.

OUTSTANDING SHARE DATA

The Company had total Shares outstanding as at March 10, 2010 of 116,744,404.  In addition, as at such date the Company had 28,617,125 outstanding options, SARs, restricted share units, warrants and retention warrants, which are each exchangeable for one Share upon exercise.

DISCLOSURE CONTROLS AND CONTROLS OVER FINANCIAL REPORTING

Evaluation of Disclosure Controls and Procedures:

The Company maintains appropriate disclosure controls and procedures and internal controls over financial reporting (each as defined in National Instrument 52-109, Certification of Disclosure in Issuers' Annual and Interim Filings (“NI 52-109”) of the Canadian Securities Administrators) to ensure that information disclosed externally is complete, reliable and timely. The Company's Chief Executive Officer and Chief Financial Officer evaluated, or caused an evaluation under their direct supervision of, the design and operating effectiveness of the Company's disclosure controls and procedures (“DC&P”) and internal controls over financial reporting (“ICFR”) as at December 31, 2009, and have concluded that such DC&P and ICFR were appropriately designed and were operating effectively, except as outlined below.  See “Limitation on scope of design” below.

Limitation on Scope of Design:

We have limited the scope of design of our internal controls and procedures and internal controls over financial reporting to exclude controls, policies and procedures of INSINC, which was acquired effective October 31, 2009.  The chart below presents the summary financial information of INSINC.

Balance Sheet Data:		Income Statement Data:
	December 31		Year ended
	2009		31-Dec-09
	$		$
Current assets	503,564	Total revenue	575,347
Long-term assets	186,133	Total cost of revenue	238,309
Current liabilities	653,657	Net income for the year	57,088
Long-term liabilities	120,000

The scope limitation is in accordance with section 3.3(1)(b) of NI 52-109 to which this MD&A relates, which allows an issuer to limit its design of DC&P and ICFR to exclude controls, policies and procedures of a business that the issuer acquired not more than 365 days prior to the end of the fiscal period.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to include this information in our annual report on Form 10-K.

Item 8.  Financial Statements and Supplementary Data

Financial statements are attached hereto beginning with page F-1.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Ernst & Young LLP (Canada) served as auditors of NeuLion from October 2005 to May 2009. At the Annual and Special Meeting of Shareholders held in May 2009, our shareholders appointed Ernst & Young (US) as our auditors for the fiscal year 2009 and authorized the Board to fix the remuneration of the auditors.

Item 9A(T). Controls and Procedures

Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, with the assistance of other members of our management, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report on Form 10-K.  Based upon such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective as of the end of the period covered by this annual report on Form 10-K.

Management’s Report on Internal Control Over Financial Reporting

This annual report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The information required by this item is incorporated herein by reference to the section titled “PARTICULAR OF MATTERS TO BE ACTED UPON – Election of Directors” of the Proxy Statement for the 2010 Annual and Special Meeting of the Shareholders.  The information required by this item regarding executive officers is incorporated herein by reference to the section titled “BUSINESS-Executive Officers” under Item 1 hereof.  Definitive proxy materials will be filed with the SEC pursuant to Regulation 14A no later than April 30, 2010.

Item 11.  Executive Compensation

The information required by this item is incorporated herein by reference to the section titled “STATEMENT OF EXECUTIVE COMPENSATION” of the Proxy Statement for the 2010 Annual and Special Meeting of the Shareholders.  Definitive proxy materials will be filed with the SEC pursuant to Regulation 14A no later than April 30, 2010.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item related to securities authorized for issuance under our equity compensation plans is incorporated herein by reference to the section titled “SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS” under Item 5 of this annual report on Form 10-K.

The information required by this item related to security ownership of certain beneficial owners is incorporated herein by reference to the section titled “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” of the Proxy Statement for the 2010 Annual and Special Meeting of the Shareholders.  Definitive proxy materials will be filed with the SEC pursuant to Regulation 14A no later than April 30, 2010.

Item 13. Certain Relationships and Related Transactions, and Directors Independence

The information required by this item is incorporated herein by reference to the sections titled “INTEREST OF INFORMED PERSONS IN MATERIAL TRANSACTIONS” and “BOARD OF DIRECTORS – Independence of Directors” of the Proxy Statement for the 2010 Annual and Special Meeting of the Shareholders.  Definitive proxy materials will be filed with the SEC pursuant to Regulation 14A no later than April 30, 2010.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the section titled “AUDIT COMMITTEE MATTERS – Services Performed by the Independent Registered Public Accountants” of the Proxy Statement for the 2010 Annual and Special Meeting of the Shareholders.  Definitive proxy materials will be filed with the SEC pursuant to Regulation 14A no later than April 30, 2010.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	(1)	Financial Statements Consolidated Balance Sheets Consolidated Statements of Operations and Comprehensive Loss Consolidated Statements of Shareholders’ Equity Consolidated Statements of Cash Flows

(2)	Financial Statement Schedules None.

(b)	Exhibits

The following Exhibits are filed as part of this report

Exhibit No.	Description

2.1
Acquisition Agreement, dated as of October 5, 2009, by and among NeuLion, Inc., Interactive Netcasting Systems Inc. and Hugh Dobbie, Jr. (portions of this exhibit have been omitted pursuant to a request for confidential treatment on file with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009)

3.1(i)	Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1(i) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009)

3.1(ii)	Amended By-law No. 1 (incorporated by reference to Exhibit 3.1(ii) to the Company’s Registration Statement on Form 10, Filed April 9, 2009)

4	Form of stock specimen (incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form 10, Filed April 9, 2009)

9.1
Voting Trust Agreement, dated as of October 20, 2008, among Charles B. Wang, Nancy Li, AvantaLion LLC, Jianbing Duan, Computershare Trust Company of Canada and JumpTV Inc. (incorporated by reference to Exhibit 9 to the Company’s Registration Statement on Form 10, Filed April 9, 2009)

9.2
Voting Support Agreement, dated as of October 5, 2009, by and among NeuLion, Inc., Hugh Dobbie, Jr. and Dowco Computer Systems Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009)

10.1 #
Employment Agreement, dated as of June 1, 2006, between JumpTV Inc. and G. Scott Paterson (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form 10, Filed April 9, 2009)

10.2 #
Employment Agreement, dated as of February 11, 2008, between JumpTV Inc. and Blair Baxter (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form 10, Filed April 9, 2009)

10.3 #
Amendment, dated March 31, 2008, to Employment Agreement between JumpTV Inc. and Blair Baxter (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form 10, Filed April 9, 2009)

Exhibit No.	Description
10.4 #	Termination Letter, dated September 9, 2008, between JumpTV Inc. and Blair Baxter (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form 10, Filed April 9, 2009)

10.5 #
Agreement for Services, dated February 23, 2009, between JumpTV Inc. and Blair Baxter (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form 10, Filed April 9, 2009)

10.6 #	Termination Letter, dated as of June 27, 2008, between JumpTV Inc. and Jordan Banks (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form 10, Filed April 9, 2009)

10.7 #	Termination Letter, dated October 14, 2008, between JumpTV Inc. and Nadezda Usina (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form 10, Filed April 9, 2009)

10.8 #
Termination Fact Sheet/Separation Agreement, dated September 23, 2008, between JumpTV Inc. and William Stephen (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form 10, Filed April 9, 2009)

10.9 #
Second Amended and Restated Stock Option Plan, as amended, and form of option agreement (incorporated by reference to Exhibit 10.28 to Amendment No. 1 to the Company’s Registration Statement on Form 10, Filed June 2, 2009)

10.10 #	2006 Stock Appreciation Rights Plan, as amended (incorporated by reference to Exhibit 10.29 to Amendment No. 1 to the Company’s Registration Statement on Form 10, Filed June 2, 2009)

10.11 #
Amended and Restated Retention Warrants Plan, as amended, and form of retention warrant agreement (incorporated by reference to Exhibit 10.30 to Amendment No. 1 to the Company’s Registration Statement on Form 10, Filed June 2, 2009)

10.12 #	Restricted Share Plan and form of award agreement (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form 10, Filed April 9, 2009)

10.13 #	Amended and Restated Directors’ Compensation Plan, as amended (incorporated by reference to Exhibit 10.31 to Amendment No. 1 to the Company’s Registration Statement on Form 10, Filed June 2, 2009)

10.14 #	Employee Share Purchase Plan (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form 10, Filed April 9, 2009)

10.15 #	Form of Rights Agreement under the 2006 Stock Appreciation Rights Plan (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form 10, Filed April 9, 2009)

10.16
Contract for Services, dated as of June 1, 2008, between KyLinTV, Inc. and NeuLion, Inc. (portions of this exhibit have been omitted pursuant to a request for confidential treatment on file with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.19 to  Amendment No. 3 to the Company’s Registration Statement on Form 10, Filed June 23, 2009)

10.17
Software License and Product Distribution Agreement, dated as of September 29, 2006, between NeuLion, Inc. and TransVideo International Ltd. (portions of this exhibit have been omitted pursuant to a request for confidential treatment on file with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.20 to Amendment No. 3 to the Company’s Registration Statement on Form 10, Filed June 23, 2009)

Exhibit No.	Description
10.18
Amendment, dated as of July 1, 2008, to Software and Product Distribution Agreement between NeuLion, Inc. and TransVideo International Ltd. (portions of this exhibit have been omitted pursuant to a request for confidential treatment on file with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form 10, Filed April 9, 2009)

10.19
License Agreement, dated as of June 1, 2006, between NeuLion, Inc. and ABS-CBN Global Limited (portions of this exhibit have been omitted pursuant to a request for confidential treatment on file with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.22 to  Amendment No. 3 to the Company’s Registration Statement on Form 10, Filed June 23, 2009)

10.20
Contract for Services, dated as of June 22, 2007, between Sky Angel U.S., LLC and NeuLion, Inc. (portions of this exhibit have been omitted pursuant to a request for confidential treatment on file with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form 10, Filed June 23, 2009)

10.21
Contract for Services, dated as of June 25, 2007, between NHL Interactive CyberEnterprises, LLC and NeuLion, Inc. (portions of this exhibit have been omitted pursuant to a request for confidential treatment on file with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.24 to  Amendment No. 3 to the Company’s Registration Statement on Form 10, Filed June 23, 2009)

10.22
Amendment to Contract for Services Agreement, dated as of August 1, 2008, between NHL Interactive CyberEnterprises, LLC and NeuLion, Inc. (portions of this exhibit have been omitted pursuant to a request for confidential treatment on file with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on Form 10, Filed April 9, 2009)

10.23*
Contract for Products and Services, dated January 4, 2010, between NeuLion, Inc., NeuLion USA, Inc. and DISH Network L.L.C. (portions of this exhibit have been omitted pursuant to a request for confidential treatment on file with the Securities and Exchange Commission)

21*	Subsidiaries

31.1*	Certification of the Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended

31.2*	Certification of the Chief Financial Officer (Principal Financial Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended

32*	Certification of the Chief Executive Officers pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith
# Management contract or compensatory plan or arrangements

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEULION, INC.

March 17, 2010	By:	/s/ Nancy Li
Name: Nancy Li
Title: Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Charles B. Wang	Chairman of the Board	March 17, 2010
Charles B. Wang	and Director

/s/ Nancy Li	Chief Executive Officer	March 17, 2010
Nancy Li	and Director (Principal
Executive Officer)

/s/ G. Scott Paterson	Vice Chairman of the Board	March 17, 2010
G. Scott Paterson	and Director

/s/ Arthur J. McCarthy	Chief Financial Officer	March 17, 2010
Arthur J. McCarthy	(Principal Financial Officer)

/s/ Roy E. Reichbach	General Counsel, Corporate	March 17, 2010
Roy E. Reichbach	Secretary and Director

/s/ John R. Anderson	Director	March 17, 2010
John R. Anderson

Director
Gabriel A. Battista

/s/ Shirley Strum Kenny	Director	March 17, 2010
Shirley Strum Kenny

/s/ David Kronfeld	Director	March 17, 2010
David Kronfeld

NeuLion, Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
NeuLion, Inc.

We have audited the accompanying consolidated balance sheets of NeuLion, Inc. (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations and comprehensive loss, shareholders' equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures  that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NeuLion, Inc. at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Company adopted the guidance issued in Financial Accounting Standards Board (“FASB”) Statement No. 141(R), “Business Combinations” (codified in FASB Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations”) and Emerging Issues Task Force 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock” (codified in FASB ASC Topic 815-40) on January 1, 2009.

/s/ Ernst & Young LLP
Jericho, New York
March 17, 2010

NEULION, INC.

CONSOLIDATED BALANCE SHEETS
[Expressed in U.S. dollars, unless otherwise noted]

	As at December 31,

	2009	2008
	$	$

ASSETS
Current
Cash and cash equivalents	12,957,679	27,323,021
Accounts receivable, net of allowance for doubtful accounts of $129,550 and $290,538,
respectively [note 2]	1,809,147	2,284,242
Taxes receivable	35,334	983,253
Other receivables	821,834	227,711
Inventory	928,592	347,600
Prepaid expenses and deposits	966,101	1,830,260
Due from related party [note 7]	246,992	324,059
Total current assets	17,765,679	33,320,146
Property, plant and equipment, net [note 5]	5,754,255	6,474,989
Intangible assets, net [notes 3 and 6]	9,542,071	5,749,332
Goodwill [notes 3 and 6]	6,757,194	6,846,183
Other assets	449,964	1,347,032
Total assets	40,269,163	53,737,682

LIABILITIES AND SHAREHOLDERS' EQUITY
Current
Accounts payable	5,383,518	4,465,388
Accrued liabilities	5,822,385	7,595,116
Derivative liability [note 16]	1,389,300	—
Due to related parties [note 7]	298,595	56,826
Deferred revenue	3,907,510	3,091,993
Total current liabilities	16,801,308	15,209,323
Long-term deferred revenue	469,191	638,510
Other long-term liabilities	728,330	876,271
Total liabilities	17,998,829	16,724,104

Shareholders' equity
Share capital [note 9]	11,260,415	6,762,097
Common shares (par value: none; authorized: unlimited; issued and outstanding:
116,731,794 and 110,084,044, respectively)
Additional paid-in capital	55,023,567	56,500,258
Promissory notes receivable	(209,250)	(209,250)
Accumulated deficit	(43,804,398)	(26,039,527)
Total shareholders' equity	22,270,334	37,013,578
Total liabilities and shareholders' equity	40,269,163	53,737,682

See accompanying notes

NEULION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS
[Expressed in U.S. dollars, unless otherwise noted]

	Years ended December 31,

	2009	2008
	$	$

Revenue
Services revenue	26,464,400	9,542,689
Equipment revenue	1,629,277	3,900,650
	28,093,677	13,443,339

Costs and Expenses
Cost of services revenue, exclusive of depreciation and	12,850,002	4,519,062
amortization shown separately below
Cost of equipment revenue	1,537,150	3,120,087
Selling, general and administrative, including stock-based compensation [note 10]	28,767,049	14,221,347
Depreciation and amortization	4,141,117	1,572,492
Impairment of long-lived assets	—	1,036,993
	47,295,318	24,469,981
Operating loss	(19,201,641)	(11,026,642)

Other income (expense)
Unrealized loss on derivative [note 16]	(801,350)	—
Gain on foreign exchange	68,245	265,720
Investment income	293,825	130,048
Equity in loss of affiliate	—	(1,006,386)
	(439,280)	(610,618)
Net and comprehensive loss for the year	(19,640,921)	(11,637,260)

Net loss per weighted average number of shares
outstanding - basic and diluted [note 11]	$(0.18)	$(0.21)

Weighted average number of shares
outstanding - basic and diluted [note 11]	111,314,653	55,995,297

See accompanying notes

NEULION, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
[Expressed in U.S. dollars, unless otherwise noted]

						Total
			Additional	Promissory	Accumulated	shareholders'
		Common shares	paid-in capital	Notes	deficit	equity
	#	$	$	$	$	$
Balance, December 31, 2007	44,018,383	68,871	17,580,329	—	(14,402,267)	3,246,933

Capital contribution	—	—	2,600,000	—	—	2,600,000
Exercise of stock options	5,559,044	8,698	419,927	(209,250)	—	219,375
	49,577,427	77,569	20,600,256	(209,250)	(14,402,267)	6,066,308
Issuance of shares in connection
with merger	49,490,372	(77,569)	31,615,091	—	—	31,537,522
Private placement	11,000,000	6,750,700	2,464,000	—	—	9,214,700
Issuance of common shares for
RSUs	16,245	6,518	—	—	—	6,518
Release of common shares from	—	4,879	—	—	—	4,879
escrow for services
Stock-based compensation	—	—	1,820,911	—	—	1,820,911
Net loss	—	—	—	—	(11,637,260)	(11,637,260)
Balance, December 31, 2008	110,084,044	6,762,097	56,500,258	(209,250)	(26,039,527)	37,013,578

Cumulative effect of change in
accounting principle [notes 2
and 16]	—	—	(2,464,000)	—	1,876,050	(587,950)
Exercise of stock options for
common shares	187,417	115,831	(28,127)	—	—	87,704
Issuance of common shares on
acquisition of Interactive
Netcasting Systems Inc.
(“INSINC”) [note 3[i]]	6,000,012	4,048,442	325,351	—	—	4,373,793
Stock-based compensation:
Issuance of common shares on
vesting of restricted share units	52,498	31,631	—	—	—	31,631
Release of common shares from
escrow for services	—	51,757	—	—	—	51,757
Issuance of common shares under
Directors’ Compensation Plan	407,823	250,657	—	—	—	250,657
Stock options and warrants	—	—	690,085	—	—	690,085
Net loss	—	—	—	—	(19,640,921)	(19,640,921)
Balance, December 31, 2009	116,731,794	11,260,415	55,023,567	(209,250)	(43,804,398)	22,270,334

See accompanying notes

NEULION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
[Expressed in U.S. dollars, unless otherwise noted]

	Years ended December 31,

	2009	2008
	$	$
OPERATING ACTIVITIES
Net loss	(19,640,921)	(11,637,260)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation and amortization [notes 5 and 6]	4,141,117	1,572,492
Equity in loss of affiliate	—	1,006,386
Stock-based compensation [note 10]	1,167,789	1,848,906
Unrealized loss on derivative [notes 2 and 16]	801,350	—
Impairment of long-lived assets	—	1,036,993

Changes in operating assets and liabilities
Accounts receivable	848,375	1,943,307
Inventory	(580,992)	(24,100)
Prepaid expenses, deposits and other assets	1,832,496	191,621
Other receivables	(701,145)	4,441
Taxes receivable	966,367	37,398
Due from related parties	77,067	(135,204)
Accounts payable	275,907	(306,999)
Accrued liabilities	(1,364,330)	604,465
Deferred revenue	510,383	244,846
Long-term liabilities	(267,941)	41,833
Due to related parties	241,769	(2,043,626)
Cash used in operating activities	(11,692,709)	(5,614,501)

INVESTING ACTIVITIES
Purchase of property, plant and equipment	(1,198,432)	(1,443,438)
Acquisition of INSINC, net of cash of $344,371 [note 3[i]]	(1,561,905)	—
Acquisition of NeuLion, Inc.	—	21,738,421
Cash (used in) provided by investing activities	(2,760,337)	20,294,983

FINANCING ACTIVITIES
Capital contributions	—	2,600,000
Private placement	—	9,214,700
Proceeds from exercise of stock options	87,704	219,375
Cash provided by financing activities	87,704	12,034,075
Net (decrease) increase in cash and cash equivalents during the year	(14,365,342)	26,714,557
Cash and cash equivalents, beginning of year	27,323,021	608,464
Cash and cash equivalents, end of year	12,957,679	27,323,021

See accompanying notes

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[Expressed in U.S. dollars, unless otherwise noted]
December 31, 2009

1. Nature of Operations

On October 20, 2008, the company now known as NeuLion USA, Inc. (“NeuLion USA”) completed a merger (the “Merger”) with the company then known as NeuLion, Inc. (“NeuLion” or the “Company”) that was accounted for as a reverse takeover.  As a result of the Merger, NeuLion USA became the legal subsidiary of NeuLion, and NeuLion was required to register its common shares (the “Shares”) in the United States under the Securities and Exchange Act of 1934, as amended.  On June 8, 2009, NeuLion’s Registration Statement on Form 10 became effective.

On June 4, 2009, the company now known as NeuLion, Inc., a Delaware corporation and wholly-owned subsidiary of the company then known as JumpTV Inc., a Canadian corporation, changed its name to NeuLion USA.  On July 13, 2009, JumpTV Inc. changed its name to NeuLion.  In conjunction with the name change, NeuLion’s stock symbol was changed from “JTV” to “NLN” on the Toronto Stock Exchange.  This Annual Report on Form 10-K reflects these name changes.

These consolidated financial statements for the years ended December 31, 2009 and 2008, and as at December 31, 2009 and 2008 are issued under the name of the legal acquirer in the Merger (NeuLion) but are deemed to be a continuation of the accounting acquirer (NeuLion USA).  These financial statements reflect the assets, liabilities and results of operations of NeuLion USA, the accounting acquirer, and only include the assets, liabilities and results of operations of NeuLion, the legal acquirer, subsequent to the reverse takeover on October 20, 2008 (the “Acquired Business”).

The Company’s primary business is to build and manage private networks for content owners and aggregators (the Company’s content partners) that are used to stream content to multiple platforms through browser-based devices.  That content includes live and on-demand sports and international and variety programming, which the Company then delivers to subscribers and pay-per-view customers for viewing on Internet-connected browser-based devices such as personal computers, laptops and mobile devices and on standard television sets through Internet-connected set top boxes (“STBs”).  The Company also acquires the rights to certain sports and international content from television broadcasters (our channel partners), which the Company then streams to end users through the Company's own private networks.

2. Basis of Presentation and Significant Accounting Policies

The accompanying consolidated financial statements include all of our wholly-owned subsidiaries and have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”).  See Note 17 for reconciliation of U.S. GAAP to Canadian generally accepted accounting principles (“Canadian GAAP”).  The Company also has an investment in KyLinTV, Inc. ("KyLinTV") in which, as at December 31, 2009, it had a 17.1% equity interest (2008 – 17.1%).  KyLinTV is accounted for using the equity method of accounting.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.  Significant estimates made by management include the determination of the useful lives of long-lived assets, impairment of intangible assets and goodwill, inventory obsolescence, assumptions used in stock-based compensation and the allowance for doubtful accounts.  On an ongoing basis, management reviews its estimates to ensure they appropriately reflect changes in the Company's business and new information as it becomes available. If historical experience and other factors used by management to make these estimates do not reasonably reflect future actual results, the Company's consolidated financial position and results of operations could be materially impacted.

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[Expressed in U.S. dollars, unless otherwise noted]
December 31, 2009

Revenue recognition

Revenue is recognized when persuasive evidence of an arrangement exists, prices are determinable, collectability is reasonably assured and the goods or services have been delivered.  If any of these criteria are not met, revenue is deferred until such time as all of the criteria are met.

For arrangements with multiple elements, the Company allocates revenue to each element using the residual method; this allocation is based on vendor specific objective evidence ("VSOE") of fair value of the undelivered items. VSOE is based on the price that the Company charges for the undelivered element based on the sales price of each element when sold on a standalone basis.  In addition, the Company defers the portion of the arrangement fee equal to the fair value of the undelivered elements until they are delivered.

The Company, at the request of one customer, has entered into a "bill and hold" arrangement.  The Company accounts for its bill and hold revenue arrangement consistent with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition,” and recognizes revenue when the risk of ownership has passed to the customer and a fixed commitment to purchase the goods is received.  The Company does not retain any specific performance obligations such that the earning process is not complete and ordered goods are segregated from the Company's inventory and not subject to fulfilling other orders.  Inventory consists of finished goods.  For the years ended December 31, 2009 and 2008, the Company recognized zero and $2,500,000 in revenue associated with this arrangement, respectively.

The Company earns revenue as follows:

[i] Services Revenue:

Subscriber revenue

Subscriber revenue consists of recurring revenue based on subscriber usage, bandwidth usage fees for the Company infrastructure and/or technology usage fees based on the number of subscribers.  The subscriber revenue is typically generated on a monthly, quarterly or annual basis and can be either a fixed fee per user or a variable fee measured by bandwidth use or as a percentage of end user pricing.  Revenue is recognized over the term of the subscription.  The Company defers the appropriate portion of cash received for which services have not yet been rendered and recognizes the revenue over the term of the subscription, which is generally between thirty days and one year.  Pay-per-view revenues are deferred and recognized in the period when the content is viewed.

eCommerce revenue

eCommerce revenue consists of the Company’s services provided to its content providers which include software applications for merchandising (i.e. sale of merchandise), ticketing for a content provider’s events and management of a content provider’s donor efforts.  Included in eCommerce revenue is advertising revenue earned through the insertion of advertising impressions on websites and in streaming video at a cost per thousand impressions.  Advertising revenue is recognized based on the number of impressions displayed (“served”) during the period.  Deferred revenue for eCommerce represents the timing difference between collection of advertising revenue and when the advertisements are served which is typically between thirty and ninety days.

Technology revenue

Technology revenue consists of the setup and maintenance services the Company provides such as website (Internet) or console (STB) design, user interface optimization and streaming configuration.  Included in technology revenue is the licensing of the technology required to convert, compress and transmit video signals to the Company’s content distribution network and ultimately to end users.  Revenue is recognized as the service is performed.  Deferred revenue on technology fees is as follows:

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[Expressed in U.S. dollars, unless otherwise noted]
December 31, 2009

[a] Setup fees are deferred at the beginning of the service period and recognized over the term of the arrangement, which is generally three to five years.

[b] Maintenance fees are deferred at the beginning of the maintenance period and are recognized in revenue over the term of the maintenance service, which is generally one year.

[c] Licensing fees for software are deferred at the beginning of the service period and recognized over the term of the arrangement, which is generally three to five years.

[ii] Equipment revenue

Equipment revenue consists of the sale of STBs to content partners and/or end users to enable the end user to receive the content over the internet and display the signal on a standard television.  Shipping charges are included in total equipment revenue.  Revenue is recognized generally upon shipment to the customer.  The customer does not have any right of return on STBs.

Cash and cash equivalents

Cash and cash equivalents consist of cash and short-term investments, such as money market funds, that have maturities of less than three months.

Accounts receivable

Accounts receivable are carried at original invoice amount.  The Company maintains a provision for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectability of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends and changes in customer payment terms. If the financial conditions of the Company's customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required.  As of December 31, 2009 and 2008, the allowance for doubtful accounts was $129,550 and $290,538, respectively.

Inventory

Inventory consists of STBs, which are finished goods and are recorded at the lower of cost and net realizable value. Cost is accounted for on a first-in, first-out basis. The Company evaluates its ending inventories for estimated excess quantities and obsolescence. This evaluation includes analyses of sales levels and projections of future demand within specific time horizons. Inventories in excess of future demand are reserved. In addition, the Company assesses the impact of changing technology and market conditions on its inventory-on-hand and writes off inventories that are considered obsolete. As at December 31, 2009 and 2008, the Company’s inventory reserves were zero and $9,700, respectively.

Property, plant and equipment

Property, plant and equipment are carried at cost less accumulated depreciation. Expenditures for maintenance and repairs are expensed currently, while renewals and betterments that materially extend the life of an asset are capitalized. The cost of assets sold, retired or otherwise disposed of, and the related allowance for depreciation, are eliminated from the accounts, and any resulting gain or loss is recognized.

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[Expressed in U.S. dollars, unless otherwise noted]
December 31, 2009

Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which are as follows:

Computer hardware	5 years
Computer software	3 years
Furniture and fixtures	7 years
Leasehold improvements	Shorter of useful life and lease term

The Company reviews the carrying value of property, plant and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. If these future undiscounted cash flows are less than the carrying value of the asset, then the carrying amount of the asset is written down to its fair value, based on the related estimated discounted future cash flows. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property, plant and equipment is used and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, there was an impairment loss of zero and $1,036,993 for the years ended December 31, 2009 and 2008, respectively.

Intangible Assets

Intangible assets are recorded at cost less amortization.  Cost for intangible assets acquired through business combinations represents their fair market value at the date of acquisition.  Amortization is calculated using the straight-line method over the estimated useful lives of the intangible assets which are as follows:

Customer relationships	5 years
Trademarks	1 year

The Company reviews the carrying value of its definite lived intangible assets for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. If these future undiscounted cash flows are less than the carrying value of the asset, then the carrying amount of the asset is written down to its fair value, based on the related estimated discounted future cash flows. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the intangible assets are used and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, no impairment was recorded for the years ended December 31, 2009 and 2008.

Goodwill

Goodwill represents the excess, at the date of acquisition, of the cost of an acquired business over the fair value of the identifiable assets acquired and liabilities assumed. Goodwill is not amortized but is subject to an annual impairment test at the reporting unit level and between annual tests if changes in circumstances indicate a potential impairment.  The Company performs an annual goodwill impairment test as of October 1 of each calendar year.  Goodwill impairment is assessed based on a comparison of the fair value of each reporting unit to the underlying carrying value of the reporting unit's net assets, including goodwill. If the carrying value of the reporting unit exceeds its fair value, the Company performs the second step of the goodwill impairment test to determine the amount of the impairment loss. The second step of the impairment test involves comparing the implied fair value of the reporting unit's goodwill with its carrying amount to measure the amount of impairment loss, if any. The Company's impairment test was based on its single operating segment and reporting unit structure.  For the years ended December 31, 2009 and 2008, there was no impairment loss.

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[Expressed in U.S. dollars, unless otherwise noted]
December 31, 2009

Investment in affiliate

Investee companies that are not consolidated, but over which the Company exercises significant influence, are accounted for under the equity method of accounting. Whether or not the Company exercises significant influence with respect to an investee depends on an evaluation of several factors including, among others, representation on the investee's board of directors and voting rights. Under the equity method of accounting, an investee's accounts are not reflected within the Company's consolidated balance sheets and statements of operations and comprehensive loss; however, the Company's share of the losses of the investee company is reflected in the caption "Equity in loss of affiliate" in the consolidated statements of operations and comprehensive loss.  Due to KyLinTV’s accumulated losses, the investment had been reduced to zero at December 31, 2008.  No further charges will be recorded as the Company has no obligation to fund the losses of KyLinTV.

Deferred transcoder costs

Deferred transcoder costs represent the unamortized costs of licensing fees incurred related to the setup of new channels for NeuLion's customers.  These costs are being recognized as a charge to the consolidated statements of operations and comprehensive loss consistent with the related revenue over the remaining initial contractual term between NeuLion and its customers, which typically ranges from three to five years.  Deferred transcoder costs are included in other assets on the consolidated balance sheet.

Income taxes

Income taxes are accounted for under the provisions on ASC Topic 740, “Income Taxes Recognition” (“ASC 740”). ASC 740 requires that income tax accounts be computed using the liability method. Deferred taxes are determined based upon the estimated future tax effects of differences between the financial reporting and tax reporting bases of assets and liabilities given the provisions of currently enacted tax laws.

ASC 740 requires an entity to recognize the financial statement impact of a tax position when it is more likely than not that the position will be sustained upon examination. If the tax position meets the more-likely-than-not recognition threshold, the tax effect is recognized at the largest amount of the benefit that has greater than a fifty percent likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance for classification, interest and penalties, accounting in interim periods, disclosure, and transition. ASC 740 requires that a liability created for unrecognized tax benefits be presented as a separate liability and not combined with deferred tax liabilities or assets.

The Company operates in a number of countries worldwide. The income tax liability is therefore a consolidation of the tax liabilities in various locations. The tax rate is affected by the profitability of operations in various locations, tax rates and taxation systems of the countries in which the Company operates its tax policies and the impact of certain tax planning strategies which have been implemented.

To determine the worldwide tax liability the Company makes estimates of possible tax liabilities. Tax filings, positions and strategies are subject to review under local or international tax audit and the outcomes of such reviews are uncertain. In addition, these audits generally take place years after the period in which the tax provision in question was provided and it may take a substantial amount of time before the final outcome of any audit is known. Future tax audits could differ materially from the amounts recorded in our financial statements.

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[Expressed in U.S. dollars, unless otherwise noted]
December 31, 2009

A valuation allowance is recorded to reduce deferred tax assets to the amount that is more likely than not to be realized. The Company has recorded substantial tax losses over the years, therefore a full valuation allowance has been recorded against all net deferred tax assets.

Foreign currency translation

The functional currency of the Company is the U.S. dollar.   Monetary assets and liabilities denominated in foreign currencies are translated into U.S. dollars at exchange rates in effect at the balance sheet dates, and non-monetary assets and liabilities in foreign currencies are translated at exchange rates in effect on the date of the transaction.  These transactional foreign exchange gains or losses are included in the consolidated statements of operations and comprehensive loss.

Financial instruments

The Company's financial instruments consist of cash and cash equivalents, accounts receivable, other receivables, due from/to related parties, accounts payable and accrued liabilities which are primarily denominated in U.S. dollars.  The carrying amount of such instruments approximates their fair values principally due to the short term nature of these items.  Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest rate, currency or credit risk arising from these financial instruments.

The Company is exposed to credit risk with respect to accounts receivable arising from the potential for counterparties to default on their contractual obligations to the Company.  The Company controls credit risk through credit approvals, credit limits and monitoring procedures. The Company performs credit evaluations on its customers, but generally does not require collateral to support accounts receivable.  The Company establishes an allowance for doubtful accounts that corresponds with the specific credit risk of its customers, historical trends and economic circumstances.

Advertising

Advertising costs are expensed as incurred and totaled $1,138,400 and $366,756 for the years ended December 31, 2009 and 2008, respectively.

Stock-based compensation and other stock-based payments

The Company accounts for all stock options and warrants using a fair value-based method.  The fair value of each stock option and warrant granted is estimated on the date of the grant using the Black-Scholes-Merton option pricing model and the related stock-based compensation expense is recognized over the vesting period.  The fair value of stock options, retention warrants and warrants granted to employees is measured at the date of the grant.  The fair value of the warrants granted to non-employees is measured as the warrants vest.  The offsetting entry is an increase to additional paid-in capital for an amount equal to the stock-based compensation expense related to the issuance of stock options. Upon exercise, the proceeds of the options and warrants together with the fair value recorded in additional paid-in capital are reclassified to share capital.

Stock appreciation rights give the holder the right to elect to either receive cash in an amount equal to the excess of the quoted market price over the stock appreciation right price or to receive Shares equal to the fair value of the Shares less the exercise price divided by the market value of the Shares from treasury or receive Shares by making a cash payment equal to the exercise price.  The Board of Directors has discretionary authority to accept or reject a cash payment request in whole or in part.  Stock-based compensation expense is calculated as the fair value of the vested portion of the stock appreciation rights outstanding, with ongoing measurement of the outstanding liability at each reporting date.  The liability is classified as a current liability on the consolidated balance sheets.  If the holder elects to purchase Shares, the liability is credited to additional paid-in capital.

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[Expressed in U.S. dollars, unless otherwise noted]
December 31, 2009

Restricted share units give the holder the right to one Share for each vested restricted share plan unit.  These awards vest on a monthly basis over the vesting period which is four years.  Stock-based compensation expense related to restricted share units is recorded based on the market value of the shares when the shares are issued, which generally coincides with the vesting period of these awards.

Recently issued accounting standards

In June 2009, the FASB issued guidance now codified as ASC Topic 105, “Generally Accepted Accounting Principles” (“ASC 105”) as the single source of authoritative non-governmental U.S. GAAP. ASC 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place (the “Codification”). On the effective date of ASC 105, the Codification superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative. The provisions of ASC 105 are effective for interim and annual periods ending after September 15, 2009. The Company adopted ASC 105 in the third quarter of 2009. This pronouncement had no effect on our consolidated financial position, results of operations or cash flows, but impacted the financial reporting process by replacing all references to pre-Codification standards with references to the applicable Codification topic.

Effective January 1, 2009, the Company adopted ASC Topic 805-10, “Business Combinations” (“ASC 805”).   ASC 805 requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed and requires the acquirer to disclose certain information related to the nature and financial effect of the business combination. ASC 805 also establishes principles and requirements for how an acquirer recognizes any non-controlling interest in the acquiree and the goodwill acquired in a business combination.

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

Effective January 1, 2009, the Company adopted ASC Topic 815-40, “Derivatives and Hedging” (“ASC 815-40”).  One of the conclusions reached under ASC 815-40 was that an equity-linked financial instrument would not be considered indexed to the entity’s own stock if the strike price is denominated in a currency other than the issuer’s functional currency.  The conclusion reached under ASC 815-40 clarified the accounting treatment for these and certain other financial instruments.  ASC 815-40 specifies that a contract would not be treated as a derivative if it met the following conditions:  (a) indexed to the Company’s own stock; and (b) classified in shareholders’ equity in the Company’s statement of financial position.  The Company’s outstanding warrants denominated in Canadian dollars as detailed in note 16 are not considered to be indexed to its own stock because the exercise price is denominated in Canadian dollars and the Company’s functional currency is United States dollars.   Therefore, these warrants have been treated as derivative financial instruments and recorded at their fair value as a liability.  All other outstanding convertible instruments are considered to be indexed to the Company’s stock, because their exercise price is denominated in the same currency as the Company’s functional currency, and are included in shareholders’ equity.

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[Expressed in U.S. dollars, unless otherwise noted]
December 31, 2009

Comparative Information

We have reclassified certain prior year information to conform with the current year’s presentation.

3.  Business Combinations

[i] Interactive Netcasting Systems Inc. (“INSINC”)

On October 31, 2009, the Company consummated the acquisition of 100% of the outstanding securities of INSINC.  Under the terms of the acquisition agreement, shareholders of INSINC received consideration consisting of 6,000,012 Shares of the Company, CDN$2.5 million in cash, 1,000,000 Share purchase warrants to acquire Shares at US$1.35 per share and 500,000 Share purchase warrants to acquire Shares at US$1.80 per share.  Both series of warrants are exercisable for a period of 2 years.  In addition, the Company incurred approximately $515,000 of direct transaction costs.

INSINC's core business is to provide live and archived video sports, government and entertainment content to audiences online with integrated pay-per-view and commerce transaction processing.

The purchase price of $6,694,293 represents the fair value of 6,000,012 of Shares issued of $4,035,043, cash in the amount of $2,320,500 and the fair value of the Share purchase warrants in the amount of $338,750.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.  The Company is obtaining third party valuations of certain intangible assets and evaluating certain liabilities and assets, thus the allocation of the purchase price is preliminary.

As at October 31, 2009
Cash	$344,371
Other current assets	737,406
Property, plant and equipment	739,690
Intangible assets	5,275,000
Goodwill	1,015,525
Total assets	8,111,992
Current liabilities	(1,297,699)
Long-term liabilities	(120,000)
Net assets acquired, net of cash	$6,694,293

Of the $5,275,000 of acquired intangible assets, $95,000 was assigned to the INSINC brand, and $5,180,000 was assigned to customer relationships.  None of the intangible assets are expected to be deductible for tax purposes.

All of the $1,015,525 of goodwill was assigned to the Company as a whole as the company operates in one segment.  The goodwill is not expected to be deductible for tax purposes.

As noted above, the purchase price allocation of the tangible and intangible assets is preliminary and may be adjusted as a result of obtaining additional information regarding preliminary estimates of fair values made at the date of purchase.

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[Expressed in U.S. dollars, unless otherwise noted]
December 31, 2009

Pro forma

The results of operations for NeuLion and INSINC have been included in the Company’s consolidated statements of operations since the effectiveness of the acquisition on October 31, 2009. The following unaudited pro forma financial information presents the combined results of the Company and the acquisition as if the acquisition had occurred at the beginning of 2008:

Unaudited Pro Forma
	December 31,	December 31,
	2009	2008
	$	$

Total revenue	31,429,239	18,668,330
Total cost of services revenue, exclusive of depreciation and
amortization shown separately below	(14,712,545)	(7,705,373)
Total cost of equipment revenue	(1,537,150)	(3,120,087)
Total sales, general and administrative	(28,971,112)	(13,695,033)
Stock-based compensation	(1,167,789)	(1,848,906)
Impairment of long-lived assets	—	(1,036,993)
Depreciation and amortization	(5,315,560)	(3,130,535)
Operating loss	(20,274,917)	(11,868,597)
Net loss	(20,714,197)	(12,479,215)
Net loss per weighted average number of shares
outstanding – basic and diluted	(0.18)	(0.20)

In determining the pro forma amounts above, the Company made adjustments to depreciation and amortization as a result of the revised fair values of tangible and intangible assets performed as a result of the acquisition.

[ii] NeuLion

On October 20, 2008, NeuLion completed the Merger with NeuLion USA.  Under the terms of the Merger, NeuLion issued 49,577,427 Shares, which represented approximately the entire issued and outstanding shares of NeuLion prior to closing, to the securityholders of NeuLion USA, in exchange for their NeuLion USA securities.

In accordance with ASC Topic 805, “Business Combinations” (“ASC 805”), the Company determined that NeuLion USA was the accounting acquirer and accordingly has accounted for the Merger as a reverse take-over.

The purchase price of $33,186,247 represents the fair value of 49,577,427 Shares issued ($31,656,119), the fair value of vested equity instruments ($515,364) and direct transaction costs ($1,014,764).

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[Expressed in U.S. dollars, unless otherwise noted]
December 31, 2009

The following table summarizes the final fair values of the assets acquired and liabilities assumed at the date of acquisition.

As at October 20, 2008
Cash	$22,884,683
Current assets	5,038,462
Property, plant and equipment	5,046,405
Other long-term assets	1,040,516
Intangible assets	6,000,000
Goodwill	5,741,669
Total assets	45,751,735
Current liabilities	(11,731,050)
Other long-term liabilities	(834,438)
Net assets acquired	$33,186,247

Of the $6,000,000 of acquired intangible assets, $100,000 was assigned to the JumpTV brand, and $5,900,000 was assigned to customer relationships.  None of the intangible assets are expected to be deductible for tax purposes

All of the $5,741,669 of goodwill was assigned to the Company as a whole as the company operates in one segment.  The goodwill is not expected to be deductible for tax purposes.

Pro forma

The results of operations for NeuLion and NeuLion USA (the accounting acquirer) have been included in the Company’s consolidated statements of operations since the completion of the Merger on October 20, 2008.   The following unaudited pro forma financial information presents the combined results of the Company and the Merger as if the Merger had occurred at the beginning of 2008:

Unaudited Pro Forma
	December 31,	December 31,
	2009	2008
	$	$
	[actual]	[pro forma]

Total revenue	28,093,677	25,708,760
Total cost of services revenue, exclusive of depreciation and
amortization shown separately below	(12,850,002)	(15,716,125)
Total cost of equipment revenue	(1,537,150)	(3,120,087)
Total sales, general and administrative	(27,599,260)	(38,482,996)
Stock-based compensation [a]	(1,167,789)	(3,374,767)
Impairment of goodwill [b]	—	(47,882,317)
Impairment of long-lived assets [c]	—	(5,982,030)
Depreciation and amortization [d]	(4,141,117)	(3,602,169)
Operating loss	(19,201,641)	(92,451,731)
Net loss	(19,640,921)	(92,459,364)
Net loss per weighted average number of shares
outstanding – basic and diluted	(0.18)	(0.90)

[a]  In accordance with ASC 718, these amounts represent stock-based compensation for the Company’s stock options, restricted share units, stock appreciation rights, warrants and retention warrants.

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[Expressed in U.S. dollars, unless otherwise noted]
December 31, 2009

[b] As at March 31, 2008, the Company's market capitalization decreased below the carrying value of the Company.  Management considered this to be an indicator of impairment, and accordingly, performed a goodwill impairment test and recorded a non-cash goodwill impairment charge of $47,882,317.

[c] As at December 31, 2008, the Company determined that the business climate had changed such that the carrying value of the Company’s long-lived assets may not be fully recoverable.  Accordingly, the Company recorded non-cash impairment charges of $4,945,037 prior to the Merger and $1,036,993 subsequent to the Merger.

[d] In determining the pro forma amounts above, the Company made adjustments to depreciation and amortization   as a result of the revised fair values of tangible and intangible assets performed as a result of the acquisition.

4. Economic Dependence and Concentration of Credit Risk

For the year ended December 31, 2008, three customers accounted for 54% of revenue as follows:  32%, 12% and 10%.

As at December 31, 2008, one customer accounted for 25% of the accounts receivable.

There were no comparable amounts recorded in 2009.

5. Property, Plant and Equipment

The details of property and equipment and the related accumulated depreciation are set forth below:

	December 31, 2009
		Accumulated	Non-cash	Net book
	Cost	amortization	Impairment	value
	$	$	$	$

Computer hardware	6,752,515	2,428,478	978,720	3,345,317
Computer software	4,649,297	2,319,488	—	2,329,809
Furniture and fixtures	186,617	49,215	58,273	79,129
Leasehold improvements	6,471	6,471	—	—
	11,594,900	4,803,652	1,036,993	5,754,255

	December 31, 2008
		Accumulated	Non-cash	Net book
	Cost	amortization	Impairment	value
	$	$	$	$

Computer hardware	5,655,658	1,101,877	978,720	3,575,061
Computer software	3,812,944	1,003,139	—	2,809,805
Furniture and fixtures	184,062	35,666	58,273	90,123
Leasehold improvements	6,471	6,471	—	—
	9,659,135	2,147,153	1,036,993	6,474,989

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[Expressed in U.S. dollars, unless otherwise noted]
December 31, 2009

ASC Topic 360, “Property, Plant and Equipment” (“ASC 360”), requires that a long-lived asset be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.  An impairment loss is recognized as the difference between fair value and carrying amount when the carrying amount of a long-lived asset is not recoverable and exceeds its fair value.  The Company determined that during the year ended December 31, 2008 the business climate had changed such that the carrying value of the Company’s property, plant and equipment may not be fully recoverable.  Accordingly, the Company recorded a non-cash impairment charge of $1,036,993 for the year ended December 31, 2008.  There were no such comparable amounts in the current year.

Depreciation expense for the years ended December 31, 2009 and 2008 was $2,658,856 and $1,321,824, respectively.

6. Goodwill and Intangible Assets

The change in the net carrying amount of goodwill is set forth below:

$

Balance – December 31, 2007	—
Acquisition of NeuLion	6,846,183
Balance – December 31, 2008	6,846,183
Acquisition of INSINC	1,015,525
Final purchase price adjustment for NeuLion	(1,104,514)
Balance – December 31, 2009	6,757,194

The details of intangible assets and the related accumulated amortization are set forth below:

	December 31, 2009
		Accumulated	Net book
	Cost	amortization	value
	$	$	$

Customer relationships	11,080,000	1,617,096	9,462,904
Trademarks	195,000	115,833	79,167
	11,275,000	1,732,929	9,542,071

	December 31, 2008
		Accumulated	Net book
	Cost	amortization	value
	$	$	$

Customer relationships	5,900,000	231,084	5,668,916
Trademarks	100,000	19,584	80,416
	6,000,000	250,668	5,749,332

Amortization expense for the years ended December 31, 2009 and 2008 was $1,482,261 and $250,668, respectively.

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[Expressed in U.S. dollars, unless otherwise noted]
December 31, 2009

Based on the amount of intangible assets subject to amortization, the Company's estimated amortization expense over the next five years is as follows:

$

2010	2,328,524
2011	2,216,000
2012	2,216,167
2013	1,984,916
2014	796,631

7. Related Party Transactions

The Company has entered into certain transactions and agreements in the normal course of operations with related parties.  Significant related party transactions are as follows:

TransVideo International, Ltd. (“TransVideo”)

TransVideo is a company controlled by the Chairman of the Board of Directors of the Company that designs and sells equipment and technology for IPTV content delivery. STB purchases amounted to $1,029,136 and $2,745,000 and transcoder licensing fees amounted to $78,000 and $125,000 for the years ended December 31, 2009 and 2008, respectively. Included in cost of equipment revenue is the cost of STBs sold of $937,204 and $2,816,490 for the years ended December 31, 2009 and 2008, respectively.

KyLinTV

KyLinTV is an IPTV company that is controlled by the Chairman of the Board of Directors of the Company.  On June 1, 2008, the Company entered into an agreement with KyLinTV to build and deliver the setup and back office operation of an IPTV service.  The Company also provides and charges KyLinTV for administrative and general corporate support.  For each of the periods presented, the amounts received for these services provided by the Company for the years ended December 31, 2009 and 2008 were $645,722 and $1,233,353, respectively.  During the year ended December 31, 2008, the Company purchased computer equipment from KyLinTV in the amount of $620,000.

New York Islanders Hockey Club, LP (“New York Islanders”)

The Company provides IT related professional services to the New York Islanders, a professional hockey club that is owned by the Chairman of the Board of Directors of the Company.

Renaissance Property Associates, LLC (“Renaissance”)

Renaissance is a real estate management company owned by the Chairman of the Board of Directors of the Company.  In June 2009, the Company signed a sublease agreement with Renaissance for office space in Plainview, New York.  Rent expense paid by the Company to Renaissance of $388,975 and zero, inclusive of taxes and utilities, is included in selling, general and administrative expense for the years ended December 31, 2009 and 2008, respectively.

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[Expressed in U.S. dollars, unless otherwise noted]
December 31, 2009

Patstar, Inc. (“Patstar”)

Patstar, an investment holding company, is controlled by the Vice Chairman of the Board of Directors of the Company.  Rent expense paid to the Company by Patstar of $3,649 and $2,596 is included as a recovery in selling, general and administrative expense for the years ended December 31, 2009 and 2008, respectively.

Hawaii IPTV, LLC (“Hawaii”)

The Company had an IPTV customer, Hawaii, an IPTV company, whose principals are family members of the Chairman of the Board of Directors of the Company.  Hawaii ceased operations during the third quarter of 2009.

The Smile Train, Inc. (“Smile Train”)

The Company provides IT related professional services to Smile Train, a public charity whose founder and significant benefactor is the Chairman of the Board of Directors of the Company.

The Company recognized revenue from related parties for the years ended December 31 as follows:

	December 31,	December 31,
	2009	2008
	$	$

New York Islanders	395,681	296,451
Renaissance	140,580	120,000
Smile Train	108,000	120,000
Hawaii	41,789	57,577
KyLinTV	1,755,985	920,550
	2,442,035	1,514,578

As at December 31, 2009 and 2008, the amounts due from (to) related parties are as follows:

	December 31,	December 31,
	2009	2008
	$	$

New York Islanders	(304)	29,189
Renaissance	—	(1,146)
Smile Train	—	27,000
Hawaii	—	17,527
TransVideo	(298,291)	(55,680)
KyLinTV	246,992	250,343
	(51,603)	267,233

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[Expressed in U.S. dollars, unless otherwise noted]
December 31, 2009

Investment in affiliate – KyLinTV

The Company records its investment in KyLinTV using the equity method.

From January 1, 2008 through December 31, 2009, the Company's equity interest in the affiliate was 17.1%.  As previously discussed, the Company also provides and charges KyLinTV for administrative and general corporate support.  Management has determined that as a result of the 17.1% equity interest combined with the services that the Company provides KyLinTV, the Company continues to have significant influence on the operating activities of KyLinTV; therefore, the Company continues to account for its investment in KyLinTV using the equity method of accounting for investment.

The Company’s proportionate share of the equity loss from KyLinTV has been accounted for as a charge on the Company's consolidated statements of operations and comprehensive loss.   Due to KyLinTV’s accumulated losses, the investment had been reduced to zero as at December 31, 2008.  No further charges will be recorded as the Company has no obligation to fund the losses of KyLinTV.

The results of operations and financial position of the Company's equity basis investment in KyLinTV are summarized below for the years ended December 31:

	Year ended,	Year ended,
	December 31,	December 31,
	2009	2008
	$	$

Condensed income statement information:
Net sales	8,127,760	6,568,101
Net loss	(5,604,118)	(8,148,974)

	December 31,	December 31,
	2009	2008
	$	$

Condensed balance sheet information:
Current assets	1,924,891	927,427
Non-current assets	913,977	2,411,319
Total assets	2,838,868	3,338,746
Current liabilities	15,168,149	10,063,909
Non-current liabilities	—	—
Equity (deficiency)	(12,329,281)	(6,725,163)
Total liabilities and equity	2,838,868	3,338,746

On February 26, 2010, a group of investors invested $10.0 million in KyLinTV for 15.1% of its equity, which reduced the Company’s equity interest in KyLinTV to 12.2%.  Of the total $10.0 million investment, $1.0 million was invested by AvantaLion LLC, a company controlled by the Chairman of the Board of Directors of the Company.

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[Expressed in U.S. dollars, unless otherwise noted]
December 31, 2009

8. 401(K) Profit Sharing Plan

The Company sponsors a 401(k) Profit Sharing Plan to provide retirement and incidental benefits for its eligible employees. Employees may contribute a percentage of their annual compensation through salary reduction, subject to certain qualifications and Internal Revenue Code limitations. The Company provides for voluntary matching contributions up to certain limits. Matching contributions vest over five years.

For the years ended December 31, 2009 and 2008, the Company made aggregate net matching contributions of $436,716 and $113,000, respectively.

9. Share Capital

Share capital consists of the following:

	December 31,	December 31,
	2009	2008
	$	$

Authorized
Unlimited common shares, voting, no par value, discretionary non-
cumulative dividend
Unlimited Class 1 preference shares, non-voting, no par value, discretionary partly cumulative or non-cumulative dividends
Unlimited Class 2 preference shares, non-voting, no par value, discretionary partly cumulative or non-cumulative dividends
Issued and outstanding
Common shares
December 31, 2009: Issued and outstanding: 116,731,794
(December 31, 2008: Issued and outstanding: 110,084,044)	11,260,415	6,762,097

During the year ended December 31, 2009, the Company completed the following issuances:

Date	#	$

Balance – December 31, 2008	110,084,044	6,762,097
Exercise of stock options and retention warrants	187,417	115,831
Issuance of Shares in connection with acquisition [note 3[i]]	6,000,012	4,048,442
Issuance of restricted share units	52,498	31,631
Issuance of Shares pursuant to Directors’ Compensation Plan	407,823	250,657
Release of Shares from escrow for services	—	51,757
Balance – December 31, 2009	116,731,794	11,260,415

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[Expressed in U.S. dollars, unless otherwise noted]
December 31, 2009

10. Stock Option and Stock-Based Compensation Plans

[i] Amended and Restated Stock Option Plan [the “Plan”]

The Plan applies to all grants of options to directors, officers, employees and consultants of the Company or any entity controlled by the Company.  The exercise price for any new option granted under the Plan is determined by the closing price of the Company’s Shares prior to the grant date.  If the option is granted on a pre-determined basis the exercise price is determined using the five-day volume weighted average price of the Company's Shares prior to the date of grant.  In all cases the exercise price is not less than fair market value.  Options are exercisable during a period established at the time of their grant provided that such period will expire no later than five years after the date of grant, subject to early termination of the option in the event the holder of the option dies or ceases to be a director, officer or employee of the Company or ceases to provide ongoing management or consulting services to the Company or entity controlled by the Company.  The maximum number of Shares issuable upon exercise of options granted pursuant to the  Plan is equal to the greater of [i] 4,000,000  Shares; and [ii] 12.5% of the number of issued and outstanding Shares.

A summary of stock option activity under the Plan is as follows:

		Weighted average
		exercise price
	#	$
Outstanding, December 31, 2008	10,298,707	1.19
Granted	790,000	0.63
Exercised	(180,354)	0.46
Forfeited	(2,250,456)	1.86
Outstanding, December 31, 2009	8,657,897	0.98

The following table summarizes stock option information of the Plan as at December 31, 2009:

		Weighted average		Aggregate
Exercise	Number	remaining	Number	intrinsic
price	outstanding	contractual life	exercisable	value
$	#	[years]	#	$

0.47	4,428,022	3.88	1,238,626	247,725
0.58	50,000	3.50	50,000	4,500
0.60	2,646,500	3.80	821,160	57,481
0.64	30,000	3.25	13,121	394
0.67	500,000	4.84	20,534	—
0.88	40,000	4.63	3,723	—
1.80	100,000	0.69	100,000	—
2.50	175,000	1.24	171,167	—
3.00	81,250	2.44	59,091	—
4.00	17,500	1.32	16,111	—
5.00	100,000	1.61	84,736	—
6.05	450,000	2.27	243,566	—
6.26	37,125	2.38	27,367	—
6.43	2,500	1.94	1,915	—
	8,657,897	3.68	2,851,117	310,100

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[Expressed in U.S. dollars, unless otherwise noted]
December 31, 2009

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the company’s closing stock price on the last trading day of fiscal 2009 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2009.  The amount changes based on the fair market value of the Company’s Shares.

For the year ended December 31, 2009 and 2008, $638,442 and $127,243, respectively, were recorded for total stock-based compensation expense related to stock options under the Plan.  The weighted average exercise price of options exercisable as at December 31, 2009 was $1.42.

The Company estimates the fair value of stock options granted using a Black-Scholes-Merton option pricing model. The assumptions used in determining the fair value of stock options granted are as follows:

Years ended December 31,
	2009	2008

Weighted average
Exercise price of stock options granted	$0.46	$0.51
Fair value of stock options granted	$0.32	$0.34
Expected volatility	98%	79%
Risk-free interest rate	1.97%	2.26%
Expected life [years]	4	4
Dividend yield	0%	0%

The exercise price of stock options is calculated using the five day volume weighted average price of the Company’s Shares on the Toronto Stock Exchange preceding the grant date. The Company estimates volatility based on a blended rate between the Company’s historical volatility and the volatility of comparable companies. The Company estimates the risk-free rate based on the federal reserve rate.  The Company estimates the expected life of stock options to be four years for all option grants.

As at December 31, 2009, there was $2,304,070 of total unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a weighted-average period of 2.68 years.

[ii] Restricted Share Plan

Restricted share units give the holder the right to one Share for each vested restricted share unit.  These awards vest on a monthly basis over a 48-month period.  The maximum number of restricted shares issuable shall be no greater than the equivalent of 1,000,000 Shares.

A summary of restricted share activity under the restricted share plan is as follows:

#
Outstanding, December 31, 2008	59,222
Vested and issued for Shares	(52,498)
Outstanding, December 31, 2009	6,724

During the years ended December 31, 2009 and 2008, the Company recognized stock-based compensation expense of $31,631 and $6,518, respectively, related to its restricted share plan.

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[Expressed in U.S. dollars, unless otherwise noted]
December 31, 2009

[iii] Warrants

The Company granted to a channel partner 7,500 warrants with an expiry of five years from the date of issuance at an exercise price of $6.00 per warrant.  For the years ended December 31, 2009 and 2008, no compensation expense was recognized related to these warrants as the total fair value of these warrants were previously recorded as part of the purchase price of a previous acquisition.  These warrants expire on April 27, 2011.

The Company granted, as part of an acquisition, 10,000 warrants at an exercise price of $6.00 per warrant.  Each warrant is exercisable into one Share, vest immediately and expires on May 31, 2011.  The fair value of these warrants, in the amount of $229, was included in the purchase price of the Acquired Business.

In connection with the Company obtaining broadcast rights from a channel partner, the Company granted 100,000 warrants with an exercise price of $6.23 to purchase Shares of the Company.  For the years ended December 31, 2009 and 2008, the Company expensed $920 and $182, respectively.  These warrants expire on November 30, 2011.

The Company granted 50,000 warrants to a television manufacturer.  The exercise price of these warrants will be determined based on meeting certain milestones.  As at December 31, 2009, these milestones have not been met, therefore the measurement date has not occurred.  Accordingly, for the years ended December 31, 2009 and 2008, no compensation expense was recognized related to these warrants.  Each warrant is exercisable into one cShare of the Company, vests over four years and expires on August 3, 2012.

The Company issued 30,000 warrants to a sports media broadcaster at an exercise price of $2.20 per warrant.  Each warrant is exercisable into one Share of the Company, vests immediately and expires on November 5, 2017.  The fair value of these warrants in the amount of $7,341 was included as part of the purchase price of the Acquired Business.

On October 20, 2008, AvantaLion LLC, an entity controlled by Charles B. Wang, the Chairman of the Company, purchased 10,000,000 units from the Company’s treasury at a price of Cdn$1.00 per unit. Each unit (a "Unit") consists of one (1) Share and one-half of one Series A Share purchase warrant and one-half of one Series B Share purchase warrant. Each whole Series A Share purchase warrant is exercisable at Cdn$1.25, and each whole Series B Share purchase warrant is exercisable at Cdn$1.50, in each case for a period of two years from the date of grant.  G. Scott Paterson, Vice Chairman of the Company, also purchased 1,000,000 Units on the same terms. The aggregate gross proceeds from the sale of Units were Cdn$11 million.  Refer to Note 16 for further information.

On October 20, 2008, the Company granted 5,000,000 fully-vested warrants with an exercise price of $0.63 exercisable for two years to employees of the Company in connection with the Merger.

On October 31, 2009, the Company granted 1,000,000 Share purchase warrants to acquire Shares at $1.35 per share and 500,000 Share purchase warrants to acquire Shares at $1.80 per share in conjunction with the acquisition of INSINC.  Both series of warrants are exercisable for a period of 2 years.  The fair value of these warrants, in the amount of $338,750, has been included in the purchase price of INSINC.

The total stock-based compensation expense related to warrants during the years ended December 31, 2009 and 2008 was $920 and $1,678,896, respectively.

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[Expressed in U.S. dollars, unless otherwise noted]
December 31, 2009

A summary of the warrant activity is as follows:

	Weighted average
	exercise price
	#	$
Outstanding, December 31, 2008	16,538,800	1.09
Granted	1,500,000	1.50
Forfeited	(341,300)	4.04
Outstanding, December 31, 2009	17,697,500	1.07

The fair value of warrants was determined using the Black-Scholes-Merton option pricing model.

The following table summarizes the warrant information as at December 31, 2009:

		Weighted average		Aggregate
Exercise	Number	remaining	Number	intrinsic
Price	outstanding	contractual life	exercisable	value
$	#	[years]	#	$

0.63	5,000,000	0.80	5,000,000	200,000
1.19	5,500,000	0.80	5,500,000	—
1.35	1,000,000	1.84	1,000,000	—
1.43	5,500,000	0.80	5,500,000	—
1.80	500,000	1.84	500,000	—
2.20	30,000	7.85	30,000	—
6.00	17,500	1.34	17,059	—
6.23	100,000	1.92	77,139	—
n/a	50,000	—	—	—
	17,697,500	0.91	17,624,198	200,000

The weighted fair value of warrants granted during the years ended December 31, 2009 and 2008 was, based on the following assumptions:

Years ended December 31,
	2009	2008

Weighted average
Exercise price of stock options granted	$1.50	$0.99
Expected volatility	100%	85%
Risk-free interest rate	2.28%	1.84%
Expected life [years]	2	2
Dividend yield	0%	0%

As at December 31, 2009, there was $843 of total unrecognized compensation cost related to non-vested warrants which is expected to be recognized over a weighted-average period of 0.9 years.

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[Expressed in U.S. dollars, unless otherwise noted]
December 31, 2009

[iv] Retention Warrant Plan ["Warrant Plan"]

The Company’s retention warrant plan [the "Warrant Plan"] applies to all grants of retention warrants to employees and consultants of the Company or any entity controlled by the Company.  The exercise price for any retention warrant granted under the Warrant Plan will be determined by the five-day average closing price of the Company's Shares prior to the date of grant but cannot be less than such a price.  Retention warrants are exercisable during a period established at the time of their grant provided that such period will expire no later than five years after the date of grant, subject to early termination of the retention warrant in the event the holder of the retention warrant dies or ceases to be an employee or consultant of the Company or ceases to provide ongoing management or consulting services to the Company or entity controlled by the Company.  The maximum number of Shares issuable upon exercise of retention warrants granted pursuant to the Warrant Plan is equal to 2,500,000 Shares.

A summary of the retention warrant activity during the year ended December 31, 2009 is as follows:

	Weighted average
	exercise price
	#	$
Outstanding, December 31, 2008	1,350,440	2.68
Exercised	(7,063)	0.65
Forfeited	(495,485)	2.72
Outstanding, December 31, 2009	847,892	2.67

The following table summarizes the retention warrant information as at December 31, 2009:

		Weighted average		Aggregate
Exercise	Number	remaining	Number	intrinsic
price	outstanding	contractual life	exercisable	value
$	#	[years]	$	$

0.64	182,500	3.20	90,869	2,726
0.70	111,642	3.29	47,047	—
0.80	21,500	3.62	12,439	—
3.86	532,250	2.64	313,353	—
	847,892	2.87	463,708	2,726

There were no retention warrants granted during the years ended December 31, 2009 and 2008.

As at December 31, 2009, there was $65,943 of total unrecognized compensation cost related to non-vested retention warrants which is expected to be recognized over a weighted-average period of 1.9 years.

[v] Stock Appreciation Rights Plan ["SARS"]

The maximum number of units that can be granted under the SARS Plan is equivalent to the greater of 4,150,000 or 5% of the aggregate number of issued and outstanding Shares.  The exercise price shall be determined by the Board of Directors at the time of grant but in no event shall the exercise price be lower than the market price of the Shares at the time of the grant.  Each unit granted under the SARS Plan has a maximum life of five years from the date of the grant.  The SARS Plan provides the unitholder the right to settle the award as follows:

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[Expressed in U.S. dollars, unless otherwise noted]
December 31, 2009

[1]	Receive cash compensation less the exercise price or to purchase or receive an equivalent number of Shares, less the exercise price;

[2]
In lieu of receiving a cash settlement, the unitholder can elect to receive a number of Shares equal to the fair value of the Shares less the exercise price divided by the market value of the Shares from treasury; or

[3]	Elect to pay the Company the exercise price and receive Shares equal to the number of units granted under the SARS Plan from treasury.

The Board of Directors has discretionary authority to accept or reject a cash payment request in whole or in part.

A summary of the SARS activity during the year ended December 31, 2009 is as follows:

	Weighted average
	exercise price
	#	$
Outstanding, December 31, 2008	1,947,177	2.97
Forfeited	(272,177)	5.03
Outstanding, December 31, 2009	1,675,000	2.63

The following table summarizes the SARS information as at December 31, 2009:

		Weighted average		Aggregate
Exercise	Number	remaining	Number	intrinsic
price	outstanding	contractual life	exercisable	value
$	#	[years]	#	$

0.60	475,000	3.81	142,077	9,945
0.64	200,000	3.33	87,474	2,624
4.00	1,000,000	1.24	1,000,000	—
	1,675,000	2.21	1,229,551	12,569

The weighted fair value of stock appreciation rights granted during the year ended December 31, 2008 was $0.05 based on the following assumptions:

Years ended December 31
	2009	2008

Weighted average
Exercise price of stock options granted	n/a	$0.60
Expected volatility	n/a	79%
Risk-free interest rate	n/a	2.41
Expected life [years]	n/a	4
Dividend yield	n/a	0%

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[Expressed in U.S. dollars, unless otherwise noted]
December 31, 2009

[vi] Directors’ Compensation Plan [“Directors’ Plan”]

Non-management directors of the Company receive a minimum 50% of their retainers and fees in the form of Shares and may elect to receive a greater portion of their retainers and fees in Shares.  The number of Shares to be issued to non-management directors is determined by dividing the dollar value of the retainers and fees by the closing price of the Shares on the relevant payment date.  The maximum number of Shares available to be issued by the Company under the Directors’ Plan is 500,000.

During the year ended December 31, 2009, the Company issued 407,823 Shares with a fair value of $250,657 in regards to fees and retainers to non-management directors.   There were no comparable amounts in the prior year.

11. Loss per Share

Basic loss per share is computed by dividing net loss for the period by the weighted average number of Shares outstanding for the period. Diluted loss per share is computed by dividing net loss for the year by the weighted average number of Shares outstanding, and excludes the effect of dilutive potential Shares, as their inclusion would be anti-dilutive due to the losses recorded by the Company.

The following table summarizes the potential Shares that were outstanding as at December 31, 2009 and 2008 but were not included in the computation of diluted loss per share as their effect would have been anti-dilutive.  See note 10 for additional details.

	2009	2008
	#	#

Stock options	8,657,897	10,298,707
Restricted share units	6,724	59,222
Stock appreciation rights	1,675,000	1,947,177
Warrants	17,697,500	16,538,800
Retention warrants	847,892	1,350,440
Contingent performance consideration	—	3,680,194

12. Supplemental Cash Flow Information

For each of the years presented, the Company did not pay any cash income taxes or cash interest expense.

13. Commitments and Contingencies

Commitments

The Company has operating lease commitments for its premises in the United States (Plainview, New York; New York, New York; and Sanford, Florida), Canada (Toronto, Ontario and Vancouver, British Columbia) and England (London).  In addition, the Company has operating leases for certain computer hardware and infrastructure equipment.  Furthermore, the Company has marketing and content license fee commitments to channel partners.  Future minimum annual payments over the next five years and thereafter (exclusive of taxes, insurance and maintenance costs) under these commitments are as follows:

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[Expressed in U.S. dollars, unless otherwise noted]
December 31, 2009

$

2010	3,185,943
2011	1,506,912
2012	1,304,364
2013	809,256
2014	86,080
Thereafter	281,627
7,174,182

Rent expense for the years ended December 31, 2009 and 2008 was $955,420 and $448,854, respectively.

The Company has signed a sublease for its Toronto office, which is expected to create a total recovery of $5,243,517.

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

14. Segmented Information

The Company operates, as one reportable segment, to provide end-to-end enterprise-level IPTV and other professional services.  Substantially all of Company’s revenues and long-lived assets are in the United States.

15. Income Taxes

The reconciliation of income taxes computed at the Canadian statutory tax rate to the Company’s effective income tax rate for the years ended December 31, 2009 and 2008 is as follows:

	2009	2008
	$	$
Combined basic federal and provincial rates	33.0%	33.5%
Income tax benefit based on statutory income tax rate	(6,481,504)	(3,898,482)
Increase in income taxes resulting from:
Non-deductible expenses and foreign rate differential	409,699	631,824
Income while Company was an S Corp. and not subject to tax	—	1,597,396
Increase in valuation allowance	6,071,805	1,669,262
Income tax expense	—	—

The increase in valuation allowance consists of the creation of additional tax losses which have not been recognized for accounting purposes.

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[Expressed in U.S. dollars, unless otherwise noted]
December 31, 2009

Deferred income taxes result principally from temporary differences in the recognition of loss carry forwards and expense items for financial and income tax reporting purposes.  Significant components of the Company’s deferred tax assets as of December 31, 2009 and 2008 were as follows:

	December 31,	December 31,
	2009	2008
	$	$

Deferred revenue	1,722,245	1,129,610
Property, plant and equipment	2,423,828	1,177,388
Intangible assets	(291,668)	426,542
Share issue costs	1,754,781	3,143,219
Net operating losses	29,540,867	22,155,774
	35,150,053	28,032,533
Valuation allowance	(35,150,053)	(28,032,533)
Total deferred tax assets	—	—

The Company has approximately $93,368,139 in non-capital tax losses available to be applied against future years' income, which expire as follows:

$

2010	198,000
2026	21,263,325
2027	25,544,598
2028	28,851,457
2029	17,510,759
93,368,139

Due to the losses incurred since inception and expected future operating results, a 100% valuation allowance has been recorded against the Company's net deferred tax assets as it is more likely than not that the future tax asset resulting from the tax losses available for carry-forward will not be realized through the reduction of future income tax payments.

The Company does not have any uncertain tax provisions under ASC 740.

16. Derivative Instruments

The Company’s only derivative instruments are 11,000,000 warrants, the exercise price for which are denominated in a currency other than the Company’s functional currency, as follows:

•	5,500,000 Series A warrants exercisable at Cdn$1.25 that expire on October 20, 2010.
•	5,500,000 Series B warrants exercisable at Cdn$1.50 that expire on October 20, 2010.

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
December 31, 2009

As of January 1, 2009, the grant date fair value of these warrants in the amount of $2,464,000 was reallocated from additional paid-in-capital and a derivative liability was recorded in the amount of $587,950, being the fair value of the warrants on January 1, 2009 offset by an adjustment to accumulated deficit of $1,876,050.

As of December 31, 2009, the fair value of the warrants was determined to be $1,389,300; accordingly, the Company recorded $801,350 in other expense for the year ended December 31, 2009, respectively, related to the change in the fair value of these warrants.  There is no cash flow impact for these derivatives until the warrants are exercised.  If these warrants are exercised, the Company will receive the proceeds from the exercise at the current exchange rate at the time of exercise.

17. Reconciliation of U.S. GAAP to Canadian GAAP

The consolidated financial statements of the Company are prepared in U.S. dollars in accordance with U.S. GAAP. The following adjustments and disclosures would be required in order to present these consolidated financial statements in accordance with Canadian GAAP:

Reconciliation to Canadian GAAP

Income Statements Items using Canadian GAAP

	2009	2008
	$	$

NET LOSS USING UNITED STATES GAAP	(19,640,921)	(11,637,260)
Add (deduct) adjustments for:
Adjustment for stock based compensation on SARS[i]	131,343	16,599
Adjustment for unrealized loss on derivative [ii]	801,350	—
NET LOSS USING CANADIAN GAAP	(18,708,228)	(11,620,661)

NET AND COMPREHENSIVE LOSS PER SHARE
USING CANADIAN GAAP - basic and diluted	$(0.17)	$(0.21)

Balance Sheet Items using Canadian GAAP
	2009		2008
	U.S.	Canadian	U.S.	Canadian
	GAAP	GAAP	GAAP	GAAP
	$	$	$	$
Accrued liabilities [i]	5,822,385	5,662,128	7,595,116	7,578,517
Derivative liability [ii]	1,389,300	—	—	—
Total current liabilities [i]	16,801,308	15,251,751	15,209,323	15,192,724
Total liabilities [i]	17,998,829	16,449,272	16,724,104	16,707,505
Accumulated deficit [i]	(43,804,398)	(44,731,156)	(26,039,527)	(26,022,928)
Total shareholders’ equity [i]	22,270,334	23,807,576	37,013,578	37,030,177

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[Expressed in U.S. dollars, unless otherwise noted]
December 31, 2009

Cash Flows Items using Canadian GAAP

	2009		2008
	U.S.	Canadian	U.S.	Canadian
	GAAP	GAAP	GAAP	GAAP
	$	$	$	$

Net loss [ii]	(19,640,921)	(18,708,228)	(11,637,260)	(11,620,661)
Stock-based compensation [ii]	1,167,789	1,036,446	1,848,906	1,832,307

Areas of material difference between Canadian GAAP and U.S. GAAP and their impact on the consolidated financial statements are as follows:

[i]   SARs

•	Under U.S. GAAP, the Company recognizes a liability and compensation expense for the fair value of the SARs on each reporting date.

•	Under Canadian GAAP, the Company recognizes a liability and compensation expense for the “in the money” value of the SARs on each reporting date.

[ii]   Derivative Liability

•
Canadian Institute of Chartered Accountants (“CICA”) Handbook Section 3861, Financial Instruments – Disclosure and Presentation, establishes standards for presentation of financial instruments and non-financial derivatives, and identifies the information that should be disclosed about them.  The revisions change the accounting for certain financial instruments that have liability and equity characteristics.

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

•
Under Canadian GAAP, the Company records these convertible instruments at fair value on the grant date and includes them within additional paid in capital on the consolidated balance sheets.  The Company does not recognize any changes in fair value.

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[Expressed in U.S. dollars, unless otherwise noted]
December 31, 2009

CICA Handbook Section 1535 – Capital Disclosures

The Company manages the following accounts in regards to capital management:

	December 31,	December 31,
	2009	2008
	$	$

Shareholders' equity
Share capital	11,260,415	6,762,097
Additional paid in capital	55,023,567	56,500,258
Promissory note receivable	(209,250)	(209,250)
Accumulated deficit	(43,804,398)	(26,039,527)
	22,270,334	37,013,578

(the figures in the table above are in accordance with U.S. GAAP)

The Company’s outstanding share capital is comprised of Shares. At December 31, 2009, an unlimited number of Shares were authorized and 116,731,794 (December 2008 − 110,084,044) Shares were issued and outstanding. Approximately 57% of the Shares are held by insiders, and the remaining shares are widely held. Further information on the Company’s outstanding share capital is provided in note 9 of these consolidated financial statements.

At December 31, 2009, a total of 8,657,897 stock options were outstanding, 6,724 restricted share units, 17,697,500 warrants, 847,892 retention warrants and 1,675,000 SARs, which convertible securities cumulatively represented 25% of the Company’s issued and outstanding share capital. Pursuant to guidelines set by the Company’s respective equity plans, stock option grants are limited to the greater of 12.5% of the issued and outstanding Shares outstanding and 4,000,000, restricted share unit grants have been fully granted, retention warrants are limited to 2,500,000 and SARs grants are limited to the greater of 5% of the issued and outstanding Shares and 4,150,000.  The Company is currently in compliance with these guidelines.

The Company’s objective in managing capital is to ensure a sufficient liquidity position to finance its revenue growth, general and administrative expenses, working capital and capital expenditures.

In order to maintain or adjust its capital structure, the Company may issue new shares and/or purchase shares for cancellation pursuant to normal course issuer bids.

To finance its activities, the Company has relied on revenue growth and issuance of common equity.  Since inception, the Company has financed its activities primarily through public offerings of Shares.

The Company’s policy is to maintain a minimal level of debt.  At this time the Company has not utilized debt facilities as part of its capital management program nor has it paid dividends to its shareholders.

The capital management objectives for the period ended December 31, 2009 remained the same as those of the previous fiscal year.

The Company is not subject to any externally imposed capital requirements.

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[Expressed in U.S. dollars, unless otherwise noted]
December 31, 2009

CICA Handbook Sections 3862 and 3863 – Financial Instruments – Disclosures and Presentation

The Company's financial instruments are comprised of cash and cash equivalents, short-term investments, accounts receivable, interest receivable, other receivables, accounts payable, other accrued liabilities, amounts due to/from related party, notes payable and obligations under capital lease.

The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties.

The fair value of assets and liabilities were as follows:

	December 31,	December 31,
	2009	2008
	$	$

Financial Assets
Held-for-Trading
Cash and cash equivalents	12,957,679	27,323,021
Loans and Receivables
Accounts receivable	1,809,147	2,284,242
Other receivables	821,834	227,711
Due from related parties	246,992	324,059
Financial Liabilities
Other Financial Liabilities
Accounts payable	5,383,518	4,465,388
Accrued liabilities	5,822,385	7,595,116
Due to related parties	298,595	56,826

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

Interest Rate Risk

The Company is exposed to interest rate risk on its invested cash and cash equivalents.  The interest rates on these instruments are based on the banks’ applicable rate and therefore are subject to change with the market.  The Company does not use derivative financial instruments to reduce its interest rate risk.

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[Expressed in U.S. dollars, unless otherwise noted]
December 31, 2009

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

There is no significant credit risk related to the Company's cash and cash equivalents. Credit risk is managed through conducting financial and other assessments of these investments on an ongoing basis.

The following table sets out details of the age of accounts receivable that are outstanding and related allowance for doubtful accounts:

	December 31,	December 31,
	2009	2008
	$	$

Current	938,298	1,697,271
31-60 days	409,804	287,070
61-90 days	262,836	105,525
Over 90 days	327,759	484,914
Less: Allowance for doubtful accounts	(129,550)	(290,538)
Total accounts receivable, net	1,809,147	2,284,242

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

In addition, recent Canadian GAAP accounting pronouncements that may impact the Company's financial position and results of operations and disclosure requirements are as follows:

Recent Accounting Pronouncements

In February 2008, the CICA issued new Handbook Section 3064, Goodwill and Intangible Assets, which replaces Section 3062, Goodwill and Other Intangible Assets, and Section 3450, Research and Development Costs.  The new standard addresses when an internally developed intangible asset meets the criteria for recognition as an asset.  The section also issued amendments to Section 1000, Financial Statement Concepts.  These changes are effective for fiscal years beginning on or after October 1, 2008, with earlier adoption permitted, and have been adopted by the Company effective January 1, 2009.  The objectives of the changes are to reinforce a principle-based approach to the recognition of costs as assets and to clarify the application of the concept of matching revenues and expenses in Section 1000.  Collectively, these changes bring Canadian practice closer to International Financial Reporting Standards (“IFRS”) by eliminating the practice of recognizing as assets a variety of start-up, pre-production and similar costs that do not meet the definition and recognition criteria of an asset.  There was no material effect on the Company’s consolidated financial statements as a result of adopting CICA Handbook Section 3064.

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[Expressed in U.S. dollars, unless otherwise noted]
December 31, 2009

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

Effective January 1, 2009 the Company adopted CICA Handbook Section 1582 “Business Combinations” which replaces Section 1581. This standard establishes the principles and requirements of the acquisition method for business combination and related disclosures and applies prospectively to business combinations for which the acquisition date.

Effective January 1, 2009, the Company adopted CICA Handbook Section 1601 “Consolidated Financial Statements” and section 1602 “Non-controlling Interest” which replace Section 1600. Section 1601 establishes standards for the preparation of consolidated financial statements. Section 1602 provides guidance on accounting for a non-controlling interest in a subsidiary in consolidated financial statements subsequent to a business combination.  The adoption of Sections 1582, 1601, and 1602 did not materially impact the Company's consolidated financial statements as the provisions of these standards are substantially similar to the Company's accounting in accordance with U.S. GAAP.