Form 10-K/A
period 2009-12-31
NEULION, INC.
filed 2010-03-29
CIK 1387713

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/ A

Amendment No. 1

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $ 27,862,730.

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

Explanatory Note

This Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 is being filed to correct the aggregate market value of the voting and non-voting common equity held by non-affiliates of NeuLion, Inc. on the Form 10-K cover page.  No other information in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 is hereby amended.

PART IV

Item 15. Exhibits , Financial Statement Schedules

(b)           Exhibits

The following Exhibits are filed as part of this report :

31.1	Certification of the Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended

31.2	Certification of the Chief Financial Officer (Principal Financial Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEULION, INC.

March 29 , 2010	By:	/s/ Nancy Li
	Name:	Nancy Li
	Title:	Chief Executive Officer
(Principal Executive Officer)