Form 10-Q
period 2010-03-31
NEULION, INC.
filed 2010-05-12
CIK 1387713

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

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

As of May 11, 2010, there were 116,800,066 shares of the registrant’s common shares, no par value, outstanding.

NEULION, INC.

PART I.  FINANCIAL INFORMATION

Item 1.                Financial Statements

NEULION, INC.

CONSOLIDATED BALANCE SHEETS
[Expressed in U.S. dollars, unless otherwise noted]

	March 31,	December 31,
	2010	2009
	[unaudited]	[audited]
	$	$

ASSETS
Current
Cash and cash equivalents	7,790,483	12,957,679
Accounts receivable, net of allowance for doubtful accounts of $186,302 and $129,550,
respectively	1,934,129	1,844,481
Other receivables	790,155	821,834
Inventory	552,243	928,592
Prepaid expenses and deposits	1,167,924	966,101
Due from related parties [note 5]	208,050	246,992
Total current assets	12,442,984	17,765,679
Property, plant and equipment, net	5,319,973	5,754,255
Intangible assets, net	8,997,673	9,542,071
Goodwill	6,757,194	6,757,194
Other assets	485,533	449,964
Total assets	34,003,357	40,269,163

LIABILITIES AND SHAREHOLDERS' EQUITY
Current
Accounts payable	3,969,950	5,383,518
Accrued liabilities	5,612,260	5,822,385
Derivative liability [note 11]	389,400	1,389,300
Due to related parties [note 5]	109,686	298,595
Deferred revenue	3,785,884	3,907,510
Total current liabilities	13,867,180	16,801,308
Long-term deferred revenue	505,634	469,191
Other long-term liabilities	654,276	728,330
Total liabilities	15,027,090	17,998,829

Shareholders' equity
Share capital	11,287,406	11,260,415
Common shares (par value: none; authorized: unlimited; issued and outstanding:
116,751,942 and 116,731,794, respectively)
Additional paid-in capital	55,214,311	55,023,567
Promissory notes receivable	(209,250)	(209,250)
Accumulated deficit	(47,316,200)	(43,804,398)
Total shareholders' equity	18,976,267	22,270,334
Total liabilities and shareholders' equity	34,003,357	40,269,163

See accompanying notes

NEULION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS
[unaudited]
[Expressed in U.S. dollars, unless otherwise noted]

	Three months ended March 31,

	2010	2009
	$	$

Revenue
Services revenue	7,462,899	6,034,330
Equipment revenue	381,596	539,696
	7,844,495	6,574,026

Costs and Expenses
Cost of services revenue, exclusive of depreciation and	3,364,407	3,383,879
amortization shown separately below
Cost of equipment revenue	354,690	460,604
Selling, general and administrative, including stock-based compensation [note 8]	7,332,912	7,173,340
Depreciation and amortization	1,276,965	1,014,681
	12,328,974	12,032,504
Operating loss	(4,484,479)	(5,458,478)

Other income (expense)
Unrealized gain (loss) on derivative [note 11]	999,900	(476,850)
(Loss) gain on foreign exchange	(49,129)	44,226
Investment income	21,906	97,224
	972,677	(335,400)
Net and comprehensive loss for the period	(3,511,802)	(5,793,878)

Net loss per weighted average number of shares
outstanding - basic and diluted [note 6]	$(0.03)	$(0.05)

Weighted average number of shares
outstanding - basic and diluted [note 6]	116,742,433	110,089,579

See accompanying notes

NEULION, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
[unaudited]
[Expressed in U.S. dollars, unless otherwise noted]

						Total
			Additional	Promissory	Accumulated	shareholders'
	Common shares		paid-in capital	Notes	deficit	equity
	#	$	$	$	$	$

Balance, December 31, 2009	116,731,794	11,260,415	55,023,567	(209,250)	(43,804,398)	22,270,334

Exercise of stock options for
common shares	15,312	11,559	(4,362)	—	—	7,197
Stock-based compensation:
Issuance of common shares on
vesting of restricted share units	4,836	2,929	—	—	—	2,929
Release of common shares from
escrow for services	—	12,503	—	—	—	12,503
Stock options and warrants	—	—	195,106	—	—	195,106
Net loss	—	—	—	—	(3,511,802)	(3,511,802)
Balance, March 31, 2010	116,751,942	11,287,406	55,214,311	(209,250)	(47,316,200)	18,976,267

See accompanying notes

NEULION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
[unaudited]
[Expressed in U.S. dollars, unless otherwise noted]

	Three months ended March 31,

	2010	2009
	$	$

OPERATING ACTIVITIES
Net loss	(3,511,802)	(5,793,878)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation and amortization	1,276,965	1,014,681
Stock-based compensation [note 8]	207,257	253,743
Unrealized (gain) loss on derivative [note 11]	(999,900)	476,850

Changes in operating assets and liabilities
Accounts receivable	(120,910)	432,869
Inventory	376,349	(35,620)
Prepaid expenses, deposits and other assets	(237,392)	96,785
Other receivables	62,941	(169,209)
Due from related parties	38,942	(301,620)
Accounts payable	(1,413,568)	(1,226,057)
Accrued liabilities	(206,844)	(124,851)
Deferred revenue	(85,183)	(137,384)
Long-term liabilities	(74,054)	(102,639)
Due to related parties	(188,909)	243,581
Cash used in operating activities	(4,876,108)	(5,372,749)

INVESTING ACTIVITIES
Purchase of property, plant and equipment	(298,285)	(382,404)
Cash used in investing activities	(298,285)	(382,404)

FINANCING ACTIVITIES
Proceeds from exercise of stock options	7,197	—
Cash provided by financing activities	7,197	—
Net decrease in cash and cash equivalents during the period	(5,167,196)	(5,755,153)
Cash and cash equivalents, beginning of period	12,957,679	27,323,021
Cash and cash equivalents, end of period	7,790,483	21,567,868

See accompanying notes

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[Expressed in U.S. dollars, unless otherwise noted]
Information as at March 31, 2010 and for the three months ended
March 31, 2010 and 2009 is unaudited

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

The Company is a leading Internet Protocol (“IP”) television company, providing end-to-end IPTV services. “IPTV” refers to the distribution over an IP network of streamed audio, video and other multimedia content, similar to television programming content, using industry-standard streaming protocols. The Company builds and manages private networks for content owners and aggregators (its content partners) that are used to stream content, including  live and on-demand sports and international and variety programming, which the Company then delivers to subscribers and pay-per-view customers for viewing on Internet-connected browser-based devices such as personal computers, laptops and mobile devices and on standard television sets through Internet-connected set top boxes (“STBs”).  NeuLion’s main business objective is to enter into agreements with companies seeking their own private networks to reach target audiences and to provide complete IPTV services to these companies. The Company also acquires the rights to certain sports and international content from television broadcasters (its channel partners), which the Company then streams to end users through its own private networks.

2. Basis of Presentation and Significant Accounting Policies

The Company’s accounting policies are consistent with those presented in our annual consolidated financial statements as at December 31, 2009.  These interim unaudited consolidated financial statements do not include all footnote disclosures required by U.S. generally accepted accounting principles ["GAAP"] for annual financial statements and therefore should be read in conjunction with the audited consolidated financial statements, including the notes thereto, for the year ended December 31, 2009 as filed in the Company’s Annual Report on Form 10-K.

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

In the opinion of management, these interim unaudited consolidated financial statements contain all of the adjustments of a normal and recurring nature necessary to present fairly the Company’s financial position as at March 31, 2010 and December 31, 2009 and the results of operations and cash flows for the three-month periods ended March 31, 2010 and 2009.

Recently issued accounting standard

In October 2009, the Financial Accounting Standards Board issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”). ASU 2009-13 amends guidance included within ASC Topic 605-25 to require an entity to use an estimated selling price when vendor specific objective evidence or acceptable third party evidence does not exist for any products or services included in a multiple element arrangement.  The arrangement consideration should be allocated among the products and services based upon their relative selling prices, thus eliminating the use of the residual method of allocation.  ASU 2009-13 also requires expanded qualitative and quantitative disclosures regarding significant judgments made and changes in applying this guidance. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption and retrospective application are also permitted. The Company is currently evaluating the impact of adopting the provisions of ASU 2009-13.

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[Expressed in U.S. dollars, unless otherwise noted]
Information as at March 31, 2010 and for the three months ended
March 31, 2010 and 2009 is unaudited

Advertising

Advertising costs are expensed as incurred and totaled $246,592 and $180,344 for the three months ended March 31, 2010 and 2009, respectively

Comparative Information

Certain prior period information was reclassified to conform with the current period’s presentation.

3.  Business Combination

On October 31, 2009, the Company consummated the acquisition of 100% of the outstanding securities of Interactive Netcasting Systems Inc. (“INSINC”).  Under the terms of the acquisition agreement, shareholders of INSINC received consideration consisting of 6,000,012 common shares of the Company, CDN$2.5 million in cash, 1,000,000 Share purchase warrants to acquire common shares at US$1.35 per common share and 500,000 Share purchase warrants to acquire common shares at US$1.80 per common share.  Both series of warrants are exercisable for a period of two years.  In addition, the Company incurred approximately $515,000 of direct transaction costs.

Pro forma

The results of operations for INSINC have been included in the Company’s consolidated statements of operations since the effective date of the acquisition on October 31, 2009.   The following unaudited pro forma financial information presents the combined results of the Company and the acquisition as if the acquisition had occurred at the beginning of 2009:

	March 31,	March 31,
	2010	2009
	$	$
	[unaudited	[unaudited
	actual]	pro forma]

Total revenue	7,844,495	7,906,742
Total cost of services revenue, exclusive of depreciation and
amortization shown separately below	(3,364,407)	(4,240,507)
Total cost of equipment revenue	(354,690)	(460,604)
Total selling, general and administrative expenses	(7,125,655)	(7,280,866)
Stock-based compensation	(207,257)	(253,743)
Depreciation and amortization	(1,276,965)	(1,326,090)
Operating loss	(4,484,479)	(5,655,068)
Net loss	(3,511,802)	(5,990,468)
Net loss per weighted average number of shares
outstanding – basic and diluted	(0.03)	(0.05)

In determining the pro forma amounts above, the Company made adjustments to depreciation and amortization as a result of the revised fair values of tangible and intangible assets performed as a result of the acquisition.

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[Expressed in U.S. dollars, unless otherwise noted]
Information as at March 31, 2010 and for the three months ended
March 31, 2010 and 2009 is unaudited

4. Economic Dependence and Concentration of Credit Risk

For the three months ended March 31, 2009, one customer accounted for 12% of revenue.

There were no significant concentrations of revenue in 2010.

5. Related Party Transactions

The Company has entered into certain transactions and agreements in the normal course of operations with related parties.  Significant related party transactions are as follows:

TransVideo International, Ltd. (“TransVideo”)

TransVideo is a company controlled by the Chairman of the Board of Directors of the Company that designs and sells equipment and technology for IPTV content delivery.  STB purchases amounted to $18,628 and $395,280 and transcoder licensing fees paid amounted to zero and $28,000 for the three months ended March 31, 2010 and 2009, respectively.  Included in cost of equipment revenue is the cost of STBs sold of $111,996 and $369,160 for the three months ended March 31, 2010 and 2009, respectively.

KyLinTV, Inc. (“KyLinTV”)

KyLinTV is an IPTV company that is controlled by the Chairman of the Board of Directors of the Company.  On June 1, 2008, the Company entered into an agreement with KyLinTV to build and deliver the setup and back office operation of an IPTV service.  The Company also provides and charges KyLinTV for administrative and general corporate support.  The amounts received for these services provided by the Company for the three months ended March 31, 2010 and 2009 were $145,101 and $150,615, respectively.

New York Islanders Hockey Club, LP (“New York Islanders”)

The Company provides IT related professional services to the New York Islanders, a professional hockey club that is owned by the Chairman of the Board of Directors of the Company.

Renaissance Property Associates, LLC (“Renaissance”)

Renaissance is a real estate management company owned by the Chairman of the Board of Directors of the Company.  In June 2009, the Company signed a sublease agreement with Renaissance for office space in Plainview, New York.  Rent expense paid by the Company to Renaissance of $103,627 and zero, inclusive of taxes and utilities, is included in selling, general and administrative expense for the three months ended March 31, 2010 and 2009, respectively.

Patstar, Inc. (“Patstar”)

Patstar, an investment holding company, is controlled by the Vice Chairman of the Board of Directors of the Company.  Rent expense paid to the Company by Patstar of $999 and $891 is included as a recovery in selling, general and administrative expense for the three months ended March 31, 2010 and 2009, respectively.

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[Expressed in U.S. dollars, unless otherwise noted]
Information as at March 31, 2010 and for the three months ended
March 31, 2010 and 2009 is unaudited

Hawaii IPTV, LLC (“Hawaii”)

The Company had as an IPTV customer, Hawaii, whose principals are family members of the Chairman of the Board of Directors of the Company.  Hawaii ceased operations during the third quarter of 2009.

The Smile Train, Inc. (“Smile Train”)

The Company provides IT related professional services to Smile Train, a public charity whose founder and significant benefactor is the Chairman of the Board of Directors of the Company.

The Company recognized revenue from related parties for the three months ended March 31 as follows:

	March 31,	March 31,
	2010	2009
	$	$

New York Islanders	96,979	60,000
Renaissance	30,000	30,000
Smile Train	27,000	—
Hawaii	—	16,471
KyLinTV	477,213	401,485
	631,192	507,956

As at March 31, 2010 and December 31, 2009, the amounts due from (to) related parties are as follows:

	March 31,	December 31,
	2010	2009
	$	$

New York Islanders	(1,035)	(304)
TransVideo	(108,651)	(298,291)
KyLinTV	208,050	246,992
	98,364	(51,603)

Investment in affiliate – KyLinTV

The Company records its investment in KyLinTV using the equity method.

From January 1, 2008 through February 26, 2010 the Company's equity interest in KyLinTV was 17.1%.  On February 26, 2010, a group of private investors invested $10.0 million in KyLinTV, which reduced the Company’s equity interest to 12.2%.  Of the total $10.0 million investment, $1.0 million was invested by AvantaLion LLC, a company controlled by the Chairman of the Board of Directors of the Company.  As previously discussed, the Company also provides and charges KyLinTV for administrative and general corporate support.  Management has determined that as a result of the 12.2% equity interest combined with the services that the Company provides KyLinTV, the Company continues to have significant influence on the operating activities of KyLinTV; therefore, the Company continues to account for its investment in KyLinTV using the equity method.

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[Expressed in U.S. dollars, unless otherwise noted]
Information as at March 31, 2010 and for the three months ended
March 31, 2010 and 2009 is unaudited

The Company’s proportionate share of the equity loss from KyLinTV has been accounted for as a charge on the Company's consolidated statements of operations and comprehensive loss.   Due to KyLinTV’s accumulated losses, the investment had been reduced to zero as at December 31, 2008.  No further charges will be recorded as the Company has no obligation to fund the losses of KyLinTV.

The results of operations and financial position of the Company's equity basis investment in KyLinTV are summarized below for the three months ended:

	March 31,	March 31,
	2010	2009
	$	$

Condensed income statement information:
Net sales	2,229,078	1,955,083
Net loss	(1,862,297)	(1,480,781)

	March 31,	December 31,
	2010	2009
	$	$

Condensed balance sheet information:
Current assets	10,584,739	1,924,891
Non-current assets	890,564	913,977
Total assets	11,475,303	2,838,868
Current liabilities	5,948,049	15,168,149
Equity (deficiency)	5,527,254	(12,329,281)
Total liabilities and equity	11,475,303	2,838,868

6. Loss per Share

Basic loss per share is computed by dividing net loss for the period by the weighted average number of common shares outstanding for the period. Diluted loss per share is computed by dividing net loss for the period by the weighted average number of common shares and dilutive potential common shares outstanding.  For the three months ended March 31, 2010 and 2009, diluted earnings per share excludes the effect of dilutive potential common shares, as their inclusion would be anti-dilutive due to the losses recorded by the Company.

The following table summarizes the potential common shares that were outstanding as at March 31, 2010 and 2009 but were not included in the computation of diluted loss per share as their effect would have been anti-dilutive.

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[Expressed in U.S. dollars, unless otherwise noted]
Information as at March 31, 2010 and for the three months ended
March 31, 2010 and 2009 is unaudited

	March 31,	March 31,
	2010	2009
	#	#

Stock options	9,639,975	8,952,995
Restricted share units	1,888	42,977
Stock appreciation rights	1,675,000	1,843,741
Warrants	19,697,500	16,197,500
Retention warrants	801,788	1,088,531
Contingent performance consideration	—	3,680,194

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

8.  Stock Option and Stock-Based Compensation Plans

The following table shows the breakdown total stock-based compensation expense included in the interim consolidated statement of operations:

	March 31,	March 31,
	2010	2009
	$	$

Stock options and warrants	195,106	209,900
Restricted share plan units	2,929	5,846
Stock appreciation rights	(46,530)	31,785
Escrowed shares	12,503	6,212
Directors compensation	43,249	—
	207,257	253,743

On January 4, 2010, the Company granted 2,000,000 Series D Warrants to a customer of the Company that are exercisable if the customer achieves certain subscriber levels.  In accordance with Accounting Standards Codification (“ASC”) Topic 718, the Company has not recorded any expense for these warrants during the three months ended March 31, 2010 as the subscriber levels have not been met.

On March 19, 2010, the Company granted 1,250,000 stock options to employees of the Company with an exercise price of $0.59 that vest evenly over 48 months and expire in 60 months.

9. Segmented Information

The Company operates, as one reportable segment, to provide end-to-end enterprise-level IPTV and other professional services.  Substantially all of Company’s revenues originate from and long-lived assets are located in the United States.

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[Expressed in U.S. dollars, unless otherwise noted]
Information as at March 31, 2010 and for the three months ended
March 31, 2010 and 2009 is unaudited

10. Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, “Income Taxes Recognition”.  There were no accrued interest and penalties associated with uncertain tax positions as of March 31, 2010 or December 31, 2009.

The Company’s effective tax rate is zero due to current year losses and the associated valuation allowance on the Company’s net operating losses.

11. Derivative Instruments

Effective January 1, 2009, the Company adopted ASC Topic 815-40, “Derivatives and Hedging” (“ASC 815-40”).  One of the conclusions reached under ASC 815-40 was that an equity-linked financial instrument would not be considered indexed to the entity’s own stock if the strike price is denominated in a currency other than the issuer’s functional currency.  The conclusion reached under ASC 815-40 clarified the accounting treatment for these and certain other financial instruments.  ASC 815-40 specifies that a contract would not be treated as a derivative if it met the following conditions:  (a) indexed to the Company’s own stock; and (b) classified in shareholders’ equity in the Company’s statement of financial position.  The Company’s outstanding warrants denominated in Canadian dollars are not considered to be indexed to its own stock because the exercise price is denominated in Canadian dollars and the Company’s functional currency is United States dollars.   Therefore, these warrants have been treated as derivative financial instruments and recorded at their fair value as a liability.  All other outstanding convertible instruments are considered to be indexed to the Company’s stock, because their exercise price is denominated in the same currency as the Company’s functional currency, and are included in shareholders’ equity.

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

As of March 31, 2010, the fair value of the warrants was determined to be $389,400; accordingly, the Company recorded an unrealized gain of $999,900 and an unrealized loss of $476,850 in other income (expense) on the consolidated statements of operations for the three months ended March 31, 2010 and 2009, respectively, related to the change in the fair value of these warrants.  There is no cash flow impact for these derivatives until the warrants are exercised.  If these warrants are exercised, the Company will receive the proceeds from the exercise at the current exchange rate at the time of exercise.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion & Analysis (“MD&A”) of the financial condition and results of operations of NeuLion, Inc. (the “Company”, “NeuLion”, “we”, “us”, “our” and similar phrases), prepared as of May 11, 2010, should be read in conjunction with the Company's unaudited consolidated financial statements and accompanying notes for the three months ended March 31, 2010 and 2009, which have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”).  For additional information and details, readers are referred to the Company’s Annual Report on Form 10-K (“Annual Report”), for the year ended December 31, 2009, which can be found on www.sedar.com and www.sec.gov.  All dollar amounts set forth in this MD&A are in U.S. dollars (“US$” or “$”) unless stated otherwise.  As at April 30, 2010, the Bank of Canada noon rate for conversion of United States dollar to Canadian dollars was US$1 to CDN$1.0116.

Our MD&A is intended to enable readers to gain an understanding of NeuLion's current results and financial position.  To do so, we provide information and analysis comparing the results of operations and financial position for the current period to those of the preceding comparable period.  We also provide analysis and commentary that we believe is required to assess the Company's future prospects.  Accordingly, certain sections of this report contain forward-looking statements that are based on current plans and expectations.  These forward-looking statements are affected by risks and uncertainties that are discussed in NeuLion’s Annual Report, and below in the section titled “Cautions Regarding Forward-Looking Statements”, and could have a material impact on future prospects.  Readers are cautioned that actual results could vary from those forecasted in this MD&A.

Cautions Regarding Forward-Looking Statements

This MD&A contains certain forward-looking statements that reflect management’s expectations regarding the Company’s growth, results of operations, performance and business prospects and opportunities.

Statements about the Company’s future plans and intentions, results, levels of activity, performance, goals or achievements or other future events constitute forward-looking statements.  Wherever possible, words such as ”may,” ”will,” ”should,” ”could,” ”expect,” ”plan,” ”intend,” ”anticipate,” ”believe,” ”estimate,” ”predict,” or ”potential“ or the negative or other variations of these words, or similar words or phrases, have been used to identify these forward-looking statements.  These statements reflect management’s current beliefs and are based on information available to management as at the date hereof.

Forward-looking statements involve significant risk, uncertainties and assumptions. Many factors could cause actual results, performance or achievements to differ materially from the results discussed or implied in the forward-looking statements. These factors should be considered carefully and readers should not place undue reliance on the forward-looking statements. Although the forward-looking statements contained in this Quarterly Report on Form 10-Q are based upon what management believes to be reasonable assumptions, the Company cannot assure readers that actual results will be consistent with these forward-looking statements. These forward-looking statements are made as of the date of this MD&A and the Company assumes no obligation to update or revise them to reflect new events or circumstances, except as required by law. Many factors could cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements that may be expressed or implied by such forward-looking statements, including: the integration of the businesses of NeuLion and Interactive Netcasting Systems Inc.; our continued relationships with our channel partners; general economic and market segment conditions; competitor activity; product capability and acceptance, rates; technology changes and international risk and currency exchange.  More specific risks include that NeuLion and Interactive Netcasting Systems Inc. will not be able to realize some or all expected synergies due to incompatibilities in our businesses, the inability of management to bring about such synergies or a changing business environment rendering such synergies inadvisable or uneconomical. After integrating the businesses, the suite of service offerings may not perform as expected if shifting demand moves in a direction away from our expected business model, if competitors are able to take market share away from us or if changing technology adversely impacts us.  In addition, while the Company expects its content partners and those of its subsidiaries to continue and expand their relationship with each of us, there can be no assurance that such relationships will continue as expected, or at all. A more detailed assessment of the risks that could cause actual results to materially differ from current expectations is contained in the "Risk Factors" section of the Company's Annual Report available on www.sedar.com and www.sec.gov.

RECENT DEVELOPMENTS

On January 7, 2010, the Company announced that it had signed a multi-year partnership to distribute certain DISH Network L.L.C. (“DISH Network”) international channels using NeuLion's IPTV platform.  The partnership with NeuLion enhances DISH Network's international programming offerings by providing consumers without access to satellite TV the ability to enjoy select DISH Network international channels through IPTV.   In connection with this agreement, the Company granted 2,000,000 Series D Warrants that are exercisable if certain subscriber levels are achieved.

On March 25, 2010, NeuLion announced a partnership with Major League Soccer (“MLS”), a professional soccer league in the United States, for a dedicated online video service built and managed by NeuLion.  NeuLion provides MLS with an end-to-end service and will deliver up to 300 MLS, SuperLiga and InterLiga games as well as other Soccer United Marketing events during the season, including condensed archive games and real time highlights, to a viewer's browser.

On April 13, 2010, NeuLion announced a long-term partnership to distribute Arab Radio and Television Network (“ART”), channels using NeuLion's IPTV platform in Canada.  ART, through its International Media Distribution (“IMD”), is the exclusive aggregator and provider of Arabic content to NeuLion in Canada. The new television service leverages ART/IMD's extensive library and premium content coupled with NeuLion technology for a new Arabic IPTV destination in Canada.  The new service, branded Talfazat-ART, will launch in June 2010 and be offered as both a subscription and pay-per-view service.

OVERVIEW

The Company is a leading Internet Protocol (“IP”) television company, providing end-to-end IPTV services. “IPTV” refers to the distribution over an IP network of streamed audio, video and other multimedia content, similar to television programming content, using industry-standard streaming protocols. We build and manage private networks for content owners and aggregators (our content partners) that are used to stream content, including  live and on-demand sports and international and variety programming, which we then deliver to subscribers and pay-per-view customers for viewing on Internet-connected browser-based devices such as personal computers, laptops and mobile devices and on standard television sets through Internet-connected set top boxes (“STBs”).  NeuLion’s main business objective is to enter into agreements with companies seeking their own private networks to reach target audiences and to provide complete IPTV services to these companies. We also acquire the rights to certain sports and international content from television broadcasters (our channel partners), which we then stream to end users through our own private networks.

Our business model has evolved from a professional IT services and international programming provider to an end-to-end provider of IPTV services.  By “end-to-end provider of IPTV services,” we mean that we provide the following services:

•	content management — encoding and transcoding of various digital and analog TV and video formats;

•	subscriber management — managing subscriber access and control of subscriber accounts;

•	digital rights management — preserving the integrity of the content and protecting it from unauthorized access;

•	billing services — enabling customers to view subscription accounts, providing pay-per-view transactional billing and payment processing;

•	delivery — delivering streamed audio, video and other multimedia content anywhere, anytime through the Company’s IPTV service and infrastructure; and

•	advertising insertion.

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

Products and Services

Sports programming

Through our comprehensive end-to-end IPTV solution, we provide our sports programming content partners with the ability to deliver live and on-demand content. We maintain distribution and technology services agreements with leading professional and collegiate sports properties as well as with the sports network ESPN. Amongst professional sports leagues, NeuLion counts the National Football League (NFL), the National Hockey League (NHL), MLS and the American Hockey League (AHL) as clients. Through our recent acquisition of Interactive Netcasting Systems Inc. (“INSINC”), a provider of sports, government and entertainment webcasting services, we expanded our portfolio of sports content partners to include the Western Hockey League (WHL), the Ontario Hockey League (OHL), the Central Hockey League (CHL), the British Columbia Hockey League (BCHL), the Central Canadian Hockey League (CCHL), the Alberta Junior Hockey League (AJHL), the Central Junior Hockey League (CJHL) and the Canadian Football League (CFL).

We also operate our own portfolio of sports-oriented websites, including Cycling.tv, CollegeSportsDirect.com and selected World Cup soccer properties. On the collegiate level, we are the premier partner for National Collegiate Athletic Association (NCAA) colleges and universities, with agreements in place with approximately 165 colleges, universities or related sites.

Ethnic/international and specialty programming

The Company also offers what is referred to in the industry as “ethnic television,” which the Company defines as programming directed at a specific diaspora community, as determined by a shared nationality, language or culture, and generally excluding communities for which English is the primary language. We have license agreements directly with channel partners representing approximately 170 channels in 50 countries that give NeuLion rights to stream, predominantly on an exclusive world-wide basis, the channel partners’ live linear television feeds over the public Internet using our proprietary private networks such as Talfazat and TV-Desi.

Our subsidiary, INSINC, also distributes government and entertainment content. Its clients in those industries include Business News Network (BNN), CTV News Channel, Rogers Sportsnet, TVG Networks, The Canadian Press, the Canadian Ministry of Justice, the BC Ministry of Education, and the Legislative Assemblies of British Columbia and Newfoundland and Labrador, among others.

We also have relationships with other specialty programming customers such as Sky Angel U.S. LLC, which streams faith based programming.

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

Revenue

We earn revenue in two broad categories: services revenue and equipment revenue. Services revenue includes subscriber revenue, eCommerce revenue and technology services revenue. Equipment revenue includes the sale and shipping of STBs. Our revenue streams are described in detail under the heading “OPERATIONS”.

Overall Performance — Three months ended March 31, 2010 vs Three months ended March 31, 2009

Highlights

➢	Services Revenue, which is the Company’s recurring revenue stream, increased by 25% as compared to the same period a year ago

➢	Cost of Services Revenue, exclusive of depreciation and amortization, remained unchanged as compared to the same period a year ago despite Services Revenue increasing by 25%

➢	Non-GAAP Adjusted EBITDA Loss (see page 17 for detailed calculation) improved by 29% as compared to the same period a year ago

Overview

Revenue for the three months ended March 31, 2010 was $7.8 million, an increase of 18% from $6.6 million for the three months ended March 31, 2009.  The revenue growth was due to the following:

•	organic growth of $0.3 million; and
•	revenue from INSINC of $0.9 million.

The organic revenue growth of $0.3 million was due to an increase in services revenue of $0.5 million, offset by a decrease in our equipment revenue of $0.2 million.

The organic increase in services revenue is consistent with the increasing scope of our operations.  As the number of subscribers increase, there is a cumulative effect of increasing subscriber revenue on a quarter over quarter basis.  The decrease in equipment revenue is a result of the uneven nature of this revenue stream – customers often place large single orders made to meet minimum order requirements, to manage the lead time between ordering and shipping and to minimize the related shipping costs.  The lead time on new orders is approximately 12 weeks from placing an order to receipt of goods.  The purchase by customers of STBs is a leading indicator of future subscriptions.

Our net loss for the three months ended March 31, 2010 was $3.5 million, or a loss of $0.03 per basic and diluted common share, compared with a net loss of $5.8 million, or a loss of $0.05 per basic and diluted common share, for the three months ended March 31, 2009.  The improvement in net loss of $2.3 million or 40% was primarily due to the following:

•	an increase in total revenue of $1.2 million;
•	a slight decrease in cost of services revenue, exclusive of depreciation and amortization despite the increase in revenue;
•	a slight increase in selling, general and administrative expenses, including stock-based compensation of $0.2 million; and
•	an unrealized gain on derivative of $1.0 million for the three months ended March 31, 2010 as compared to a $0.5 million loss on derivative for the three months ended March 31, 2009 (non-cash item).

On a pro forma basis, as if the acquisition of INSINC had occurred on January 1, 2009, revenue decreased slightly from $7.9 million for the three months ended March 31, 2010 to $7.8 million for the three months ended March 31, 2009.  Our pro forma net loss for the three months ended March 31, 2009 was $6.0 million or a loss of $0.05 per basic and diluted common share.   The improvement in net loss of $2.5 million or 41% on a pro forma basis was primarily due to the following:

•	a decrease of $0.8 million in cost of services revenue, exclusive of depreciation and amortization; and
•	an unrealized gain on derivative of $1.0 million for the three months ended March 31, 2010 as compared to a $0.5 million loss on derivative for the three months ended March 31, 2009 (non-cash item).

Our non-GAAP Adjusted EBITDA loss (as defined below) was $3.0 million for the three months ended March 31, 2010 compared with a non-GAAP Adjusted EBITDA loss of $4.2 million for the three months ended March 31, 2009.  The decrease in non-GAAP Adjusted EBITDA loss is due to the impact of the items noted above.  On a pro forma basis, our non-GAAP Adjusted EBITDA loss improved from a loss of $4.1 million for the three months ended March 31, 2009 to a loss of $3.0 million for the three months ended March 31, 2010.  This improvement is due to cost reductions in most areas of the business.

The Company reports non-GAAP Adjusted EBITDA loss because it is a key measure used by management to evaluate the results of the Company and make strategic decisions about the Company, including potential acquisitions.  Non-GAAP Adjusted EBITDA loss represents net loss before interest, income taxes, depreciation and amortization, stock-based compensation, unrealized loss on derivatives, investment income and foreign exchange gain.   This measure does not have any standardized meaning prescribed by U.S. GAAP and therefore is unlikely to be comparable to the calculation of similar measures used by other companies, and should not be viewed as an alternative to measures of financial performance or changes in cash flows calculated in accordance with U.S. GAAP.

The reconciliation from net loss to non-GAAP Adjusted EBITDA loss is as follows:

	Three months ended March 31,
			Pro forma
	2010	2009	2009
	$	$	$

Net loss	(3,511,802)	(5,793,878)	(5,990,468)

Add back:
Depreciation and amortization	1,276,965	1,014,681	1,326,090
Stock-based compensation	207,257	253,743	253,743
Unrealized (gain) loss on derivative	(999,900)	476,850	476,850
Investment income and foreign exchange gain/loss	27,223	(141,450)	(141,450)

Non-GAAP Adjusted EBITDA loss	(3,000,257)	(4,190,054)	(4,075,235)

OPERATIONS

Revenue

The Company earns revenue in two broad categories:

(i)	Services revenue, which includes:

	●	Subscriber revenue, which is recognized over the period of service or usage;

	●	eCommerce revenue, which is recognized as the service is performed; and

	●	Technology revenue, which consists of the set up and transcoder revenue and is recognized over the life of the contract.

(ii)	Equipment revenue, which is recognized when title of the STB passes to the customer.

Cost and Expenses

Cost of services revenue

Cost of services revenue primarily consists of:

•	Cost of subscriber revenue, which consists of :
•	royalty payments
•	network operating costs
•	bandwidth usage fees
•	colocation fees

•	Cost of eCommerce revenue, which consists of:
•	merchandising, donor and ticket sales, which has no associated cost – revenue is booked on a net basis
•	cost of advertising revenue is subject to revenue shares with the content provider

•	Cost of technology services revenue, which consists of:
•	third party transcoder licenses purchased
•	maintenance costs for transcoders

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

•
Stock-based compensation – we estimate the fair value of our options, warrants and stock appreciation rights (“Convertible Securities”) for financial accounting purposes using the Black-Scholes-Merton model, which requires a number of subjective assumptions, including the expected life of the Convertible Securities, risk-free interest rate, dividend rate, forfeiture rate and future volatility of the price of our common shares.  We expense the estimated fair value over the vesting period of the Convertible Securities, which is normally over a four-year period, vesting in an equal amount each month; however, the Board of Directors has the discretion to grant options with different vesting periods;

•
Marketing – represents expenses for both global and local marketing programs that focus on various target sports properties and ethnic communities.  These initiatives include on-line and off-line marketing expenditures,  search engine marketing and search engine optimization;

•	Professional fees – represents legal, accounting and recruiting fees; and

•	Other SG&A expenses – represents travel expenses, rent, office supplies, corporate IT services, credit card processing fees and other general operating expenses.

SELECTED INTERIM INFORMATION

The selected interim consolidated financial information set out below for the eight most recently completed quarters has been derived from the Company’s unaudited interim consolidated financial statements and accompanying notes posted on www.sedar.com and www.sec.gov.  Readers should read the following information in conjunction with those statements and related notes.

	Three months ended,
	2010	2009				2008
	March 31,	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,
	$	$	$	$	$	$	$	$
Income Statement Data:
Revenue	7,844,495	8,995,911	6,061,302	6,462,438	6,574,026	5,807,550	2,699,041	2,987,128
Cost of revenue	3,719,097	4,024,350	3,224,838	3,293,481	3,844,483	3,205,272	1,534,807	1,753,689
Net loss for the period	(3,511,802)	(1,454,962)	(7,463,951)	(4,928,130)	(5,793,878)	(7,223,468)	(1,377,667)	(1,549,979)
Basic and diluted loss per share	(0.03)	(0.01)	(0.07)	(0.04)	(0.05)	(0.13)	(0.03)	(0.04)

The selected interim information for the periods from Q4 2008 (subsequent to October 20, 2008) to Q1 2010 represents income statement data for NeuLion.  For the periods from Q2 2008 to Q4 2008 (prior to October 20, 2008), the selected interim information represents income statement data for NeuLion USA, Inc., our wholly owned subsidiary, prior to the merger between NeuLion and NeuLion USA, Inc.

The selected interim information for the periods from Q4 2009 (subsequent to October 31, 2009) to Q1 2010 includes income statement data for INSINC.   For the periods from Q2 2008 to Q4 2009 (prior to October 31, 2009), the selected interim information excludes income statement data for INSINC.

The Q4 2008 net loss includes a non-cash impairment charge of $1.0 million. This non-cash impairment charge was not incurred in the comparative periods.

Through Q1 2009 to Q1 2010, net losses include a non-cash loss (gain) on derivative charge of $0.5 million, $0.3 million, $2.2 million, $(2.2) million and $(1.0) million, respectively. These non-cash losses (gains) on derivative were not incurred in comparative periods.

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 2010 to Three Months Ended March 31, 2009

Our consolidated financial statements for the three months ended March 31, 2010 and 2009 have been prepared in accordance with U.S. GAAP.

	2010	2009	Change
	$	$	%
Revenue
Services revenue	7,462,899	6,034,330	24%
Equipment revenue	381,596	539,696	-29%
Total Revenue	7,844,495	6,574,026	19%

Costs and expenses
Cost of services revenue, exclusive of depreciation
and amortization shown separately below	3,364,407	3,383,879	-1%
Cost of equipment revenue	354,690	460,604	-23%
Selling, general and administrative, including
stock-based compensation	7,332,912	7,173,340	2%
Depreciation and amortization	1,276,965	1,014,681	26%
	12,328,974	12,032,504	2%
Operating loss	(4,484,479)	(5,458,478)	-18%

Other income (expense)
Unrealized gain (loss) on derivative	999,900	(476,850)	-310%
(Loss) gain on foreign exchange	(49,129)	44,226	-211%
Investment income	21,906	97,224	-77%
	972,677	(335,400)	-390%
Net and comprehensive loss for the period	(3,511,802)	(5,793,878)	-39%

Revenue

Services revenue

Services revenue includes revenue from subscribers, eCommerce and technology services.  Services revenue increased from $6.0 million for the three months ended March 31, 2009 to $7.5 million for the three months ended March 31, 2010.  The increase was due to the acquisition of INSINC which accounted for $0.9 million of revenue coupled with organic growth of $0.6 million.

Subscriber revenue increased from $4.2 million for the three months ended March 31, 2009 to $5.1 million for the three months ended March 31, 2010.  The increase was due to the acquisition of INSINC which accounted for $0.4 million coupled with organic growth of $0.5 million.  Of the $0.5 million organic increase, $0.1 million was from new customers.

eCommerce revenue increased from $0.9 million for the three months ended March 31, 2009 to $1.0 million for the three months ended March 31, 2010.   The increase was due to an increase in advertising revenue.

Technology services revenue increased from $0.9 million for the three months ended March 31, 2009 to $1.4 million for the three months ended March 31, 2010.  The increase was due to the acquisition of INSINC, which accounted for $0.5 million.

Equipment revenue

Equipment revenue decreased from $0.5 million for the three months ended March 31, 2009 to $0.4 million for the three months ended March 31, 2010.  The decrease in equipment revenue is a result of the uneven nature of the revenue stream; customers often place large single orders to meet minimum order requirements to manage the lead time between ordering and shipping and to minimize the related shipping costs.  The Company expects STB revenue to have a much slower growth rate than services revenue.  Services revenue is recurring revenue whereas STB revenue is earned on new customers and/or new subscribers.

Costs and Expenses

Cost of services revenue

Cost of services revenue remained unchanged, from $3.4 million, or 56%, of services revenue for the three months ended March 31, 2009 to $3.4 million, or 45%, of services revenue for the three months ended March 31, 2010, despite an increase in services revenue of $1.5 million or 24%.  Included in cost of services revenue is $0.4 million from INSINC.  The 11% improvement (as a percentage of services revenue) primarily relates to negotiated lower rates on bandwidth costs.

Cost of equipment revenue

Cost of equipment revenue decreased from $0.5 million for the three months ended March 31, 2009 to $0.4 million for the three months ended March 31, 2010 because of decreased equipment sales.  Cost of equipment revenue is directly variable with changes in equipment revenue.  Cost of equipment revenue as a percentage of equipment revenue increased from 85% for the three months ended March 31, 2009 to 93% for the three months ended March 31, 2010 due to increased shipping costs related to TV-Desi and Talfazat rental STBs that generate no equipment revenue.

Selling, general and administrative, including stock-based compensation

Selling, general and administrative, including stock-based compensation, increased from $7.2 million for the three months ended March 31, 2009 to $7.3 million for the three months ended March 31, 2010.  INSINC comprised $0.5 million of the total $7.3 million for the three months ended March 31, 2010.  The individual variances are due to the following:

•
Wages and benefits increased from $5.2 million for the three months ended March 31, 2009 to $5.3 million for the three months ended March 31, 2010.  INSINC comprised $0.3 million of total wages and benefits for the period.  The organic decrease of $0.2 million was due to a decrease in headcount.

•
Stock-based compensation expense decreased from $0.3 million for the three months ended March 31, 2009 to $0.2 million for the three months ended March 31, 2010.  The decrease primarily relates to the decrease in fair value of the Company’s stock appreciation rights.

•	Marketing expenses were $0.2 million for the three months ended March 31, 2009 and 2010.

•
Professional fees increased from $0.4 million for the three months ended March 31, 2009 to $0.5 million for the three months ended March 31, 2010.  The increase primarily represents legal expenses incurred on behalf of INSINC.

•
Other SG&A expenses were $1.1 million for the three months ended March 31, 2009 and 2010.  INSINC accounted for $0.2 million of the total $1.1 million for the period.  The organic decrease of $0.2 million was primarily the result of decreases in travel and office expenses.

Depreciation and amortization

Depreciation and amortization increased from $1.0 million for the three months ended March 31, 2009 to $1.3 million for the three months ended March 31, 2010.   The increase was due to the amortization of INSINC’s acquired fixed and intangible assets.

Unrealized gain on derivative

Unrealized gain on derivative decreased from a loss of $0.5 million for the three months ended March 31, 2009 to a gain of $1.0 million for the three months ended March 31, 2010.   The Company adopted ASC 815-40, effective January 1, 2009, which required the Company to record at fair value all Convertible Securities denominated in a currency other than the Company’s functional currency.  On January 1, 2009, the grant date fair value of warrants denominated in Canadian dollars of $2.5 million was reallocated from additional paid-in capital and a derivative liability was recorded in the amount of $0.6 million with an adjustment to opening accumulated deficit of $1.9 million.  The difference between the fair value at March 31, 2010 of $0.4 million and the fair value at December 31, 2009 of $1.4 million resulted in an unrealized gain on derivative of $1.0 million.

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

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended March 31, 2010, the Company’s cash position decreased by $5.2 million.  The Company used $4.9 million to fund operations, which included working capital changes of $1.9 million.  Historically, cash used for working capital is the highest in the first fiscal quarter.  Management does not anticipate similar usages of cash for working capital for the remainder of the fiscal year.  Additionally, the Company spent $0.3 million to purchase fixed assets.

As of March 31, 2010, our principal sources of liquidity included cash and cash equivalents of $7.8 million and trade accounts receivable of $1.9 million.  We do not have a credit facility.  We continue to closely monitor our cash balances to ensure that we have sufficient cash on hand to meet our operating needs.  Management believes that the Company has sufficient liquidity to meet its working capital and capital expenditure requirements for the next twelve months.

At March 31, 2010, approximately 76% of our cash and cash equivalents were held in bank accounts with a U.S. bank that received an A- rating by Standard and Poors and an A2 rating by Moody’s and 13% of our cash and cash equivalents were held in bank accounts with two of the top five Canadian commercial banks.  The Company believes that these U.S. and Canadian financial institutions are secure notwithstanding the current global economy and that we will be able to access the remaining balance of bank deposits as these deposits are with large reputable banks.  Our investment policy is to invest in low-risk short-term investments which are primarily term deposits.  We have not had a history of any defaults on these term deposits, nor do we expect any in the future given the short term to maturity of these investments.

 The Company’s business is still in the early stages, with only a few years of operating history.  From the Company’s inception, it has incurred substantial net losses and has an accumulated deficit of $47.3 million; management expects these losses to continue in the short term.  The Company continues to review its operating structure to maximize revenue opportunity, further reduce costs and achieve profitability.  Based on our current business plan and internal forecasts, and considering the risks that are present in the current global economy, we believe that our cash on hand will be sufficient to meet our working capital and operating cash requirements for the next twelve months.  However, we will require expenditures of significant funds for marketing, building our subscriber management systems, programming and website development, maintaining adequate video streaming and database software, pursuing and maintaining channel distribution agreements with our channel partners, fees relating to acquiring and maintaining Internet streaming rights to our content and the construction and maintenance of the Company’s delivery infrastructure and office facilities.  Cash from operations could be affected by various risks and uncertainties, including, but not limited to, the risks detailed herein or incorporated by reference in our Annual Report in the section titled “Risk Factors.”  If our actual cash needs are greater than forecasted and if cash on hand is insufficient to meet our working capital and cash requirements for the next twelve months, we will require outside capital in addition to cash flow from operations in order to fund our business.  Our short operating history, our current lack of profitability and the prolonged upheaval in the capital markets could each or all be factors that might negatively impact our ability to obtain outside capital on reasonable terms, or at all.  If we were ever unable to obtain needed capital, we would reevaluate and reprioritize our planned capital expenditures and operating activities.  We cannot assure you that we will ultimately be able to generate sufficient revenue or reduce our costs in the anticipated time frame to become profitable and have sustainable cash flows.

Working Capital Requirements

The net working capital at March 31, 2010 was a deficit of $1.4 million, a decrease of $2.4 million from the December 31, 2009 net working capital of $1.0 million.  Included in current liabilities at March 31, 2010 and December 31, 2009 is approximately $4.2 million and $5.3 million, respectively, of liabilities, that the Company does not anticipate to settle in cash.  Excluding these liabilities, the Company’s working capital ratio at March 31, 2010 and December 31, 2009 is 1.28 and 1.54, respectively.

The decreased working capital is primarily due to a decrease in cash and cash equivalents of $5.2 million offset by a decrease in accounts payable of $1.4 million and a decrease in the derivative liability of $1.0 million (which is a non-cash liability).

Current assets at March 31, 2010 were $12.5 million, a decrease of $5.3 million from the December 31, 2009 balance of $17.8 million. The change is primarily due to a decrease in our cash and cash equivalents of $5.2 million.

Current liabilities at March 31, 2010 were $13.9 million, a decrease of $2.9 million from the December 31, 2009 balance of $16.8 million.   The change is primarily due to a decrease in accounts payable and accrued liabilities of $1.6 million and a decrease in the fair value of the derivative liability of $1.0 million (which is a non-cash liability).

Cash Flows

Summary Balance Sheet Data:

	March 31,	December 31,
	2010	2009
	$	$
Current Assets
Cash and cash equivalents	7,790,483	12,957,679
Accounts receivable, net	1,934,129	1,844,481
Other receivables	790,155	821,834
Inventory	552,243	928,592
Prepaid expenses and deposits	1,167,924	966,101
Due from related parties	208,050	246,992
Total current assets	12,442,984	17,765,679

Current Liabilities
Accounts payable	3,969,950	5,383,518
Accrued liabilities	5,612,260	5,822,385
Derivative liability	389,400	1,389,300
Due to related parties	109,686	298,595
Deferred revenue	3,785,884	3,907,510
Total current liabilities	13,867,180	16,801,308

Working capital ratio	0.90	1.06

Comparative Summarized Cash Flows

	Three months ended
	March 31,
	2010	2009
	$	$

Cash used in operating activities	(4,876,108)	(5,372,749)
Cash used in investing activities	(298,285)	(382,404)
Cash provided by financing activities	7,197	-

Operating activities

Cash used in operating activities for the three months ended March 31, 2010 was $4.9 million.  Changes in net cash used in operating activities reflect the net loss of $3.5 million for the period, less:

•	non-cash items in the amount of $0.5 million, which relates to stock-based compensation, depreciation and amortization and unrealized gain on derivative; and

•	changes in operating assets and liabilities of $1.9 million.

Investing activities

Cash used in investing activities for the three months ended March 31, 2010 was $0.3 million.  These funds were used to purchase fixed assets.

Financing activities

Cash provided by financing activities was a nominal amount for the three months ended March 31, 2010.  The funds were received from stock option exercises.

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements as of March 31, 2010.

Financial Instruments

The Company's financial instruments are comprised of cash and cash equivalents, accounts receivable, other receivables, deposits, accounts payable, accrued liabilities, amounts due to/from related parties, and deferred revenue.

Fair value of financial instruments

Fair value of a financial instrument is defined as the amount for which the instrument could be exchanged in a current transaction between willing parties.  The estimated fair value of the Company’s financial instruments approximates their carrying value due to the short maturity term of these financial instruments.

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

RELATED PARTY TRANSACTIONS

The Company has entered into certain transactions and agreements in the normal course of operations with related parties.  Significant related party transactions are as follows:

TransVideo International, Ltd. (“TransVideo”)

TransVideo is a company controlled by the Chairman of the Board of Directors of the Company that designs and sells equipment and technology for IPTV content delivery.  STB purchases amounted to $18,628 and $395,280 and transcoder licensing fees amounted to zero and $28,000 for the three months ended March 31, 2010 and 2009, respectively.  Included in cost of equipment revenue is the cost of STBs sold of $111,996 and $369,160 for the three months ended March 31, 2010 and 2009, respectively.

KyLinTV, Inc. (“KyLinTV”)

KyLinTV is an IPTV company that is controlled by the Chairman of the Board of Directors of the Company.  On June 1, 2008, the Company entered into an agreement with KyLinTV to build and deliver the setup and back office operation of an IPTV service.  The Company also provides and charges KyLinTV for administrative and general corporate support.  The amounts received for these services provided by the Company for the three months ended March 31, 2010 and 2009 were $145,101 and $150,615, respectively.

New York Islanders Hockey Club, LP (“New York Islanders”)

The Company provides IT related professional services to the New York Islanders, a professional hockey club that is owned by the Chairman of the Board of Directors of the Company.

Renaissance Property Associates, LLC (“Renaissance”)

Renaissance is a real estate management company owned by the Chairman of the Board of Directors of the Company.  In June 2009, the Company signed a sublease agreement with Renaissance for office space in Plainview, New York.  Rent expense paid by the Company to Renaissance of $103,627 and zero, inclusive of taxes and utilities, is included in selling, general and administrative expense for the three months ended March 31, 2010 and 2009, respectively.

Patstar, Inc. (“Patstar”)

Patstar, an investment holding company, is controlled by the Vice Chairman of the Board of Directors of the Company.  Rent expense paid to the Company by Patstar of $999 and $891 is included as a recovery in selling, general and administrative expense for the three months ended March 31, 2010 and 2009, respectively.

Hawaii IPTV, LLC (“Hawaii”)

The Company had as an IPTV customer, Hawaii, whose principals are family members of the Chairman of the Board of Directors of the Company.  Hawaii ceased operations during the third quarter of 2009.

The Smile Train, Inc. (“Smile Train”)

The Company provides IT related professional services to Smile Train, a public charity whose founder and significant benefactor is the Chairman of the Board of Directors of the Company.

The Company recognized revenue from related parties for the three months ended March 31 as follows:

	March 31,	March 31,
	2010	2009
	$	$

New York Islanders	96,979	60,000
Renaissance	30,000	30,000
Smile Train	27,000	—
Hawaii	—	16,471
KyLinTV	477,213	401,485
	631,192	507,956

As at March 31, 2010 and December 31, 2009, the amounts due from (to) related parties are as follows:

	March 31,	December 31,
	2010	2009
	$	$

New York Islanders	(1,035)	(304)
TransVideo	(108,651)	(298,291)
KyLinTV	208,050	246,992
	98,364	(51,603

Investment in affiliate – KyLinTV

The Company records its investment in KyLinTV using the equity method.

From January 1, 2008 through February 26, 2010 the Company's equity interest in KyLinTV  was 17.1%.  On February 26, 2010, a group of private investors invested $10.0 million in KyLinTV, which reduced the Company’s equity interest to 12.2%.  Of the total $10.0 million investment, $1.0 million was invested by AvantaLion LLC, a company controlled by the Chairman of the Board of Directors of the Company.  As previously discussed, the Company also provides and charges KyLinTV for administrative and general corporate support.  Management has determined that as a result of the 12.2% equity interest combined with the services that the Company provides KyLinTV, the Company continues to have significant influence on the operating activities of KyLinTV; therefore, the Company continues to account for its investment in KyLinTV using the equity method.

The Company’s proportionate share of the equity loss from KyLinTV has been accounted for as a charge on the Company's consolidated statements of operations and comprehensive loss.   Due to KyLinTV’s accumulated losses, the investment had been reduced to zero as at December 31, 2008.  No further charges will be recorded as the Company has no obligation to fund the losses of KyLinTV.

The results of operations and financial position of the Company's equity basis investment in KyLinTV are summarized below for the three months ended:

	March 31,	March 31,
	2010	2009
	$	$

Condensed income statement information:
Net sales	2,229,078	1,955,083
Net loss	(1,862,297)	(1,480,781)

	March 31,	December 31,
	2010	2009
	$	$

Condensed balance sheet information:
Current assets	10,584,739	1,924,891
Non-current assets	890,564	913,977
Total assets	11,475,303	2,838,868
Current liabilities	5,948,049	15,168,149
Non-current liabilities	—	—
Equity (deficiency)	5,527,254	(12,329,281)
Total liabilities and equity	11,475,303	2,838,868

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In October 2009, the Financial Accounting Standards Board issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”). ASU 2009-13 amends guidance included within ASC Topic 605-25 to require an entity to use an estimated selling price when vendor specific objective evidence or acceptable third party evidence does not exist for any products or services included in a multiple element arrangement.  The arrangement consideration should be allocated among the products and services based upon their relative selling prices, thus eliminating the use of the residual method of allocation.  ASU 2009-13 also requires expanded qualitative and quantitative disclosures regarding significant judgments made and changes in applying this guidance. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption and retrospective application are also permitted. The Company is currently evaluating the impact of adopting the provisions of ASU 2009-13.

OUTSTANDING SHARE DATA

The Company had total common shares outstanding as at May 11, 2010 of 116,800,066.  In addition, as at such date the Company had 31,816,151 outstanding options, SARs, restricted share units, warrants and retention warrants, which are each exchangeable for one common share upon exercise.

DISCLOSURE CONTROLS AND CONTROLS OVER FINANCIAL REPORTING

Evaluation of Disclosure Controls and Procedures

The Company maintains appropriate disclosure controls and procedures and internal controls over financial reporting (each as defined in National Instrument 52-109, Certification of Disclosure in Issuers' Annual and Interim Filings (“NI 52-109”), of the Canadian Securities Administrators) to ensure that information disclosed externally is complete, reliable and timely. The Company's Chief Executive Officer and Chief Financial Officer evaluated, or caused an evaluation under their direct supervision of, the design and operating effectiveness of the Company's disclosure controls and procedures (“DC&P”) and internal controls over financial reporting (“ICFR”) as at March 31, 2010, and have concluded that such DC&P and ICFR were appropriately designed and were operating effectively, except as outlined below.  See “Limitation on Scope of Design” below.

Limitation on Scope of Design

We have limited the scope of design of our internal controls and procedures and internal controls over financial reporting to exclude controls, policies and procedures of INSINC, which we acquired effective October 31, 2009.  The chart below presents the summary financial information of INSINC.

Balance Sheet Data:		Income Statement Data:
	March 31,		Three months ended
	2010		March 31, 2010
	$		$
Current assets	614,858	Total revenue	875,774
Long-term assets	252,969	Total cost of revenue	369,320
Current liabilities	795,840	Net income for the period	4,762
Long-term liabilities	82,640

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

PART II. OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

1.           On January 5, 2010, a former employee of the Company residing within the United States exercised 7,500 stock options to purchase 7,500 common shares, with an exercise price of $0.47 per common share, for aggregate gross proceeds to the Company of $3,525.  The Company offered and sold the common shares in reliance on the exemption from the registration requirements of the Securities Act, of 1933, as amended (“Securities Act”) afforded by Rule 701 promulgated thereunder.

2.           On January 8, 2010, a former employee of the Company residing within the United States exercised 1,042 stock options to purchase 1,042 common shares, with an exercise price of $0.47 per option, for aggregate gross proceeds to the Company of $490.  The Company offered and sold the common shares in reliance on the exemption from the registration requirements of the Securities Act afforded by Rule 701 promulgated thereunder.

3.           On March 19, 2010, the Company granted to employees residing in the United States, 1,250,000 stock options to purchase 1,250,000 Shares under the Company's Second Amended and Restated Stock Option Plan, as amended, with an exercise price of $0.59 per common share. The stock options vest in equal increments over 48 months beginning with the month after March 19, 2010. The Company offered and sold the stock options in reliance on the exemption from the registration requirements of the Securities Act afforded by Section 4(2) thereunder.

4.           On March 30, 2010, a former employee of the Company residing outside the United States exercised 6,770 stock options to purchase 6,770 common shares, with an exercise price of $0.47 per option, for aggregate gross proceeds to the Company of $3,182.  The Company offered and sold the common shares in reliance on the exemption from the registration requirements of the Securities Act afforded by Regulation S.

5.           Between January 1, 2010 and March 31, 2010, the Company issued 4,836 Shares to two former employees and one former consultant upon vesting of certain restricted share units issued pursuant to the Company’s Restricted Share Plan.  The aggregate value attributable to the common shares issued during that period was $2,928.  The Company issued the common shares to the two former employees residing outside the United States in reliance on Regulation S.  The Company issued the common shares to the one former consultant residing within the United States in reliance on the exemption from the registration of the Securities Act.

Item 6.  Exhibits.

The exhibits listed on the Exhibit Index are filed as part of this report.

Exhibit No.		Description

10.1
Contract for Products and Services, dated January 4, 2010, between NeuLion, Inc., NeuLion USA, Inc. and DISH Network L.L.C. (portions of this exhibit have been omitted pursuant to a request for confidential treatment on file with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 17, 2010)

31.1	*	Certification of principal executive officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)

31.2	*	Certification of principal financial officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)

32.1	*
Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by the principal executive officer of the Company and the principal financial officer of the Company

______________________
*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

NEULION, INC.

Date: May 12, 2010	/s/ Nancy Li
Name: Nancy Li
Title: Chief Executive Officer

Date: May 12, 2010	/s/ Arthur J. McCarthy
Name: Arthur J. McCarthy
Title: Chief Financial Officer