Form 10-Q
period 2010-06-30
NEULION, INC.
filed 2010-08-13
CIK 1387713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

As of August 12, 2010, there were 116,980,017 shares of the registrant’s common shares, no par value, outstanding.

NEULION, INC.

TABLE OF CONTENTS

	Part I. Financial Information	Page No.
Item 1.	Financial Statements	1

	Consolidated Balance Sheets as at
	June 30, 2010 (Unaudited) and December 31, 2009	1

	Consolidated Statements of Operations and Comprehensive Loss for the
	Three and Six Months Ended June 30, 2010 and 2009 (Unaudited)	2

	Consolidated Statement of Shareholders’ Equity for the
	Six Months Ended June 30, 2010 (Unaudited)	3

	Consolidated Statements of Cash Flows for the
	Three and Six Months Ended June 30, 2010 and 2009 (Unaudited)	4

	Notes to Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	32

Item 4.	Controls and Procedures	32

	Part II. Other Information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 6.	Exhibits	33

SIGNATURES		34

PART I.  FINANCIAL INFORMATION

Item 1.                                Financial Statements

NEULION, INC.

CONSOLIDATED BALANCE SHEETS
[Expressed in U.S. dollars, unless otherwise noted]

	June 30,	December 31,
	2010	2009
	[unaudited]
	$	$

ASSETS
Current
Cash and cash equivalents	3,571,203	12,957,679
Accounts receivable, net of allowance for doubtful accounts of $189,635 and $129,550,
respectively	2,053,785	1,809,147
Other receivables	702,426	857,168
Inventory	440,429	928,592
Prepaid expenses and deposits	838,507	966,101
Due from related parties [note 5]	98,744	246,992
Total current assets	7,705,094	17,765,679
Property, plant and equipment, net	5,138,244	5,754,255
Intangible assets, net	8,419,924	9,542,071
Goodwill	6,757,194	6,757,194
Other assets	393,244	449,964
Total assets	28,413,700	40,269,163

LIABILITIES AND SHAREHOLDERS' EQUITY
Current
Accounts payable	3,234,334	5,383,518
Accrued liabilities	5,751,732	5,822,385
Derivative liability [note 11]	70,400	1,389,300
Due to related parties [note 5]	224,111	298,595
Deferred revenue	3,432,937	3,907,510
Total current liabilities	12,713,514	16,801,308
Long-term deferred revenue	430,210	469,191
Other long-term liabilities	579,604	728,330
Total liabilities	13,723,328	17,998,829

Shareholders' equity
Share capital	11,433,407	11,260,415
Common shares (par value: none; authorized: unlimited; issued and outstanding:
116,979,809 and 116,731,794, respectively)
Additional paid-in capital	56,513,516	55,023,567
Promissory notes receivable	(209,250)	(209,250))
Accumulated deficit	(53,047,301)	(43,804,398))
Total shareholders' equity	14,690,372	22,270,334
Total liabilities and shareholders' equity	28,413,700	40,269,163

See accompanying notes

NEULION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS
[unaudited]
[Expressed in U.S. dollars, unless otherwise noted]

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	$	$	$	$
Revenue
Services revenue	6,692,792	6,038,405	14,155,691	12,072,735
Equipment revenue	565,943	424,033	947,539	963,730
	7,258,735	6,462,438	15,103,230	13,036,465

Costs and expenses
Cost of services revenue, exclusive of depreciation and amortization shown separately below	2,650,266	2,907,965	6,014,674	6,291,844
Cost of equipment revenue	540,192	385,516	894,881	846,121
Selling, general and administrative, including
stock-based compensation [note 8]	8,862,335	6,778,665	16,195,247	13,952,006
Depreciation and amortization	1,285,325	1,037,014	2,562,290	2,051,695
	13,338,118	11,109,160	25,667,092	23,141,666
Operating loss	(6,079,383)	(4,646,722)	(10,563,862)	(10,105,201)

Other income (expense)
Unrealized gain (loss) on derivative [notes 2 and 11]	319,000	(332,200)	1,318,900	(809,050)
Gain (loss) on foreign exchange	20,176	2,991	(28,952)	47,218
Investment income	9,106	47,801	31,011	145,025
	348,282	(281,408)	1,320,959	(616,807)
Net and comprehensive loss for the period	(5,731,101)	(4,928,130)	(9,242,903)	(10,722,008)

Net loss per weighted average number of shares outstanding - basic and diluted [note 6]	$(0.05)	$(0.04)	$(0.08)	$(0.10)

Weighted average number of shares outstanding - basic and diluted [note 6]	116,786,463	110,124,504	116,764,569	110,107,138

See accompanying notes

NEULION, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
[unaudited]
[Expressed in U.S. dollars, unless otherwise noted]

		Common shares	Additional paid-in capital	Promissory Notes	Accumulated deficit	Total shareholders' equity
	#	$	$	$	$	$

Balance, December 31, 2009	116,731,794	11,260,415	55,023,567	(209,250)	(43,804,398)	22,270,334

Exercise of stock options for
common shares	63,228	52,852	(20,697)	—	—	32,155
Stock-based compensation:
Issuance of common shares on
vesting of restricted share units	5,460	3,247	—	—	—	3,247
Issuance of common shares under
Directors’ Compensation Plan	179,327	93,250	—	—	—	93,250
Release of common shares from
escrow for services	—	23,643	—	—	—	23,643
Stock options and warrants	—	—	1,510,646	—	—	1,510,646
Net loss	—	—	—	—	(9,242,903)	(9,242,903)
Balance, June 30, 2010	116,979,809	11,433,407	56,513,516	(209,250)	(53,047,301)	14,690,372

See accompanying notes

NEULION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
[unaudited]
[Expressed in U.S. dollars, unless otherwise noted]

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	$	$	$	$
OPERATING ACTIVITIES

Net loss	(5,731,101)	(4,928,130)	(9,242,903)	(10,722,008)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,285,325	1,037,014	2,562,290	2,051,695
Stock-based compensation [note 8]	1,345,359	361,836	1,552,616	615,579
Unrealized (gain) loss on derivative [note 11]	(319,000)	332,200	(1,318,900)	809,050

Changes in operating assets and liabilities
Accounts receivable	(123,728)	34,508	(244,638)	467,377
Inventory	111,814	92,185	488,163	56,565
Prepaid expenses, deposits and other assets	421,706	667,066	184,314	763,851
Other receivables	91,801	(292,159)	154,742	(461,368)
Due from related parties	109,306	352,480	148,248	50,860
Accounts payable	(735,616)	(727,787)	(2,149,182)	(1,953,844)
Accrued liabilities	214,361	(784,017)	7,515	(908,868)
Deferred revenue	(428,371)	49,112	(513,554)	(88,272)
Long-term liabilities	(74,672)	(52,392)	(148,726)	(155,031)
Due to related parties	114,425	106,182	(74,484)	349,763
Cash used in operating activities	(3,718,391)	(3,751,902)	(8,594,499)	(9,124,651)

INVESTING ACTIVITIES
Purchase of property, plant and equipment	(525,847)	(149,437)	(824,132)	(531,841)
Cash used in investing activities	(525,847)	(149,437)	(824,132)	(531,841)

FINANCING ACTIVITIES
Proceeds from exercise of stock options	24,958	67,000	32,155	67,000
Cash provided by financing activities	24,958	67,000	32,155	67,000

Net decrease in cash and cash equivalents during
the period	(4,219,280)	(3,834,339)	(9,386,476)	(9,589,492)
Cash and cash equivalents, beginning of period	7,790,483	21,567,868	12,957,679	27,323,021
Cash and cash equivalents, end of period	3,571,203	17,733,529	3,571,203	17,733,529

See accompanying notes

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[Expressed in U.S. dollars, unless otherwise noted]
Information as at June 30, 2010 and for the three and six months ended
June 30, 2010 and 2009 is unaudited

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

On May 19, 2010, the Company announced that it reached an agreement in principle to acquire the operating interests of TransVideo International Ltd. (“TransVideo”), a manufacturer of set top boxes utilized by the Company, in exchange for common shares of the Company (“Shares”) in an aggregate amount of 22,000,802 Shares.  TransVideo's passive investment in KyLinTV, Inc. (“KyLinTV”), an IPTV company, will not be transferred as part of the transaction.  TransVideo and KyLinTV are both controlled by the Chairman of the Board of Directors of the Company.

On May 28, 2010, the Company executed a non-binding term sheet in connection with a potential private placement, of US$10 million of Class 3 Preference Shares (the “Preferred Shares”).  The private placement, if consummated, will be made to a limited partnership in which the Chairman of the Board of Directors of the Company and another director of the Company hold ownership interests and to a trust affiliated with a third director of the Company.  The Preferred Shares are priced at CDN$0.60 per share, a 28% premium over CDN$0.47, which was the price per share of the Shares at the close of business on May 28, 2010.  The Preferred Shares will bear certain rights, preferences, privileges and restrictions including, as and when duly declared by the Board of Directors of the Company, the right to receive fixed preferential cumulative dividends at the rate of 8% per annum for a period of five years from issuance as provided in the Company’s Articles of Incorporation, as amended.  The proceeds of the private placement will be used for general working capital purposes.

On August 12, 2010, the Company executed Subscription Agreements in connection with the proposed private placement of the Preferred Shares. On the same date, the Company also executed a Share Exchange Agreement with the shareholders of TransVideo in connection with the proposed acquisition described above.  Both transactions remain subject to customary closing conditions, including regulatory and shareholder approvals.  The Company anticipates closing the transactions at the end of the third quarter or beginning of the fourth quarter of 2010.

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

2. Basis of Presentation and Significant Accounting Policies

The Company’s accounting policies are consistent with those presented in our annual consolidated financial statements as at December 31, 2009.  These interim unaudited consolidated financial statements do not include all footnote disclosures required by U.S. generally accepted accounting principles (“GAAP”) for annual financial statements and therefore should be read in conjunction with the audited consolidated financial statements, including the notes thereto, for the year ended December 31, 2009 as filed in the Company’s Annual Report on Form 10-K.

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

In the opinion of management, these interim unaudited consolidated financial statements contain all of the adjustments of a normal and recurring nature necessary to present fairly the Company’s financial position as at June 30, 2010 and December 31, 2009 and the results of operations and cash flows for the three- and six-month periods ended June 30, 2010 and 2009.

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[Expressed in U.S. dollars, unless otherwise noted]
Information as at June 30, 2010 and for the three and six months ended
June 30, 2010 and 2009 is unaudited

Revenue recognition

The Company, at the request of certain customers, entered into a “bill and hold” arrangement.  The Company accounts for its bill and hold revenue arrangement consistent with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition,” and recognizes revenue when the risk of ownership has passed to the customer and a fixed commitment to purchase the goods is received.  The Company does not retain any specific performance obligations such that the earning process is not complete and ordered goods are segregated from the Company's inventory and not subject to fulfilling other orders.  Inventory consists of finished goods.  For the three and six months ended June 30, 2010, the Company recognized $414,000 and $586,500, respectively, in revenue associated with these arrangements, respectively.  There were no comparable amounts in 2009.

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

Advertising

Advertising costs are expensed as incurred and totaled $341,593 and $588,185 for the three and six months ended June 30, 2010, respectively [three and six months ended June 30, 2009 - $300,087 and $480,431, respectively].

Comparative Information

Certain prior period information was reclassified to conform with the current period’s presentation.

3.  Business Combination

On October 31, 2009, the Company consummated the acquisition of 100% of the outstanding securities of Interactive Netcasting Systems Inc. (“INSINC”).  Under the terms of the acquisition agreement, shareholders of INSINC received consideration consisting of 6,000,012 Shares, CDN$2.5 million in cash, 1,000,000 Share purchase warrants to acquire common shares at US$1.35 per Share and 500,000 Share purchase warrants to acquire common shares at US$1.80 per Share.  Both series of warrants are exercisable for a period of two years.  In addition, the Company incurred approximately $515,000 of direct transaction costs.

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

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[Expressed in U.S. dollars, unless otherwise noted]
Information as at June 30, 2010 and for the three and six months ended
June 30, 2010 and 2009 is unaudited

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	$	$	$	$
	[unaudited	[unaudited	[unaudited	[unaudited
	actual]	pro forma]	actual]	pro forma]

Total revenue	7,258,735	7,685,079	15,103,230	15,591,821
Cost of services revenue, exclusive of depreciation
and amortization shown separately below	(2,650,266)	(3,535,688)	(6,014,674)	(7,776,195)
Cost of equipment revenue	(540,192)	(385,516)	(894,881)	(846,120)
Selling, general and administrative expenses	(7,516,976)	(6,944,327)	(14,642,631)	(14,225,193)
Stock-based compensation	(1,345,359)	(361,836)	(1,552,616)	(615,579)
Depreciation and amortization	(1,285,325)	(1,351,883)	(2,562,290)	(2,677,973)
Operating loss	(6,079,383)	(4,894,171)	(10,563,862)	(10,549,239)
Net loss	(5,731,101)	(5,124,942)	(9,242,903)	(11,115,410)
Net loss per weighted average number of shares
outstanding – basic and diluted	(0.05)	(0.04)	(0.08)	(0.09)

In determining the pro forma amounts above, the Company made adjustments to depreciation and amortization as a result of the revised fair values of tangible and intangible assets recorded as a result of the acquisition.

4. Economic Dependence and Concentration of Credit Risk

As at June 30, 2010, one customer accounted for 10% of accounts receivable and as at June 30, 2010, one vendor accounted for 11% of accounts payable.  There were no significant concentrations of accounts receivable or accounts payable on June 30, 2009.

For the three and six months ended June 30, 2009, one customer accounted for 10% of revenue.  There were no significant concentrations of revenue for the three and six months ended June 30, 2010.

5. Related Party Transactions

The Company has entered into certain transactions and agreements in the normal course of operations with related parties.  Significant related party transactions are as follows:

TransVideo International Ltd. (“TransVideo”)

TransVideo is a company controlled by the Chairman of the Board of Directors of the Company that designs and sells equipment and technology for IPTV content delivery.  STB purchases amounted to $70,000 and $88,628 and transcoder licensing fees paid amounted to zero for the three and six months ended June 30, 2010, respectively.  STB purchases amounted to $193,856 and $589,136 and transcoder licensing fees paid amounted to $16,000 and $44,000 for the three and six months ended June 30, 2009, respectively.  Included in cost of equipment revenue is the cost of STBs sold of $76,974 and $188,970 for the three and six months ended June 30, 2010, respectively.  Included in cost of equipment revenue is the cost of STBs sold of $229,656 and $598,816 for the three and six months ended June 30, 2009, respectively.

KyLinTV, Inc. (“KyLinTV”)

KyLinTV is an IPTV company that is controlled by the Chairman of the Board of Directors of the Company.  On June 1, 2008, the Company entered into an agreement with KyLinTV to build and deliver the setup and back office operation of an IPTV service.  The Company also provides and charges KyLinTV for administrative and general corporate support.  The amounts received for these services provided by the Company for the three and six months ended June 30, 2010 were $105,008 and $250,109, respectively [three and six months ended June 30, 2009 - $150,615 and $301,230, respectively].  During the three and six months ended June 30, 2009, the Company purchased STBs from KyLinTV in the amounts of $96,030 and $150,120, respectively.  There were no comparable amounts in 2010.

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[Expressed in U.S. dollars, unless otherwise noted]
Information as at June 30, 2010 and for the three and six months ended
June 30, 2010 and 2009 is unaudited

New York Islanders Hockey Club, L.P. (“New York Islanders”)

The Company provides IT-related professional services to the New York Islanders, a professional hockey club that is owned by the Chairman of the Board of Directors of the Company.

Renaissance Property Associates, LLC (“Renaissance”)

Renaissance is a real estate management company owned by the Chairman of the Board of Directors of the Company.  In June 2009, the Company signed a sublease agreement with Renaissance for office space in Plainview, New York.  Rent expense paid by the Company to Renaissance of $102,333 and $205,960, inclusive of taxes and utilities, is included in selling, general and administrative expense for the three and six months ended June 30, 2010, respectively [three and six months ended June 30, 2009 – $93,419 and $186,837, respectively].

Patstar, Inc. (“Patstar”)

Patstar, an investment holding company, is controlled by the Vice Chairman of the Board of Directors of the Company.  Rent expense paid to the Company by Patstar of $1,027 and $2,026 is included as a recovery in selling, general and administrative expense for the three and six months ended June 30, 2010, respectively [three and six months ended June 30, 2009 - $871 and $1,762, respectively].

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

The Company recognized revenue from related parties for the periods presented as follows:

	Three months		Six months
	ended		ended
	June 30,		June 30,
	2010	2009	2010	2009
	$	$	$	$

New York Islanders	140,506	151,976	237,485	211,976
Renaissance	30,000	30,000	60,000	60,000
Smile Train	27,000	54,000	54,000	54,000
Hawaii	—	15,017	—	31,488
KyLinTV	490,290	485,915	967,503	887,400
	687,796	736,908	1,318,988	1,244,864

As at June 30, 2010 and December 31, 2009, the amounts due from (to) related parties are as follows:

	June 30,	December 31,
	2010	2009
	$	$

Renaissance	(70,963)	—
New York Islanders	31,510	(304)
TransVideo	(153,148)	(298,291)
KyLinTV	67,234	246,992
	(125,367)	(51,603)

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[Expressed in U.S. dollars, unless otherwise noted]
Information as at June 30, 2010 and for the three and six months ended
June 30, 2010 and 2009 is unaudited

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

The results of operations and financial position of the Company's equity basis investment in KyLinTV are summarized below for the three and six months ended:

	Three months		Six months
	ended		ended
	June 30,		June 30,
	2010	2009	2010	2009
	$	$	$	$

Condensed income statement information:
Net sales	2,228,120	2,000,681	4,457,198	3,955,764
Net loss	(1,576,072)	(1,499,109)	(3,438,369)	(2,979,890)

	June 30,	December 31,
	2010	2009
	$	$

Condensed balance sheet information:
Current assets	9,143,052	1,924,891
Non-current assets	827,671	913,977
Total assets	9,970,723	2,838,868
Current liabilities	6,020,139	15,168,149
Equity (deficiency)	3,950,584	(12,329,281)
Total liabilities and equity	9,970,723	2,838,868

6. Loss per Share

Basic loss per share is computed by dividing net loss for the period by the weighted average number of Shares outstanding for the period. Diluted loss per share is computed by dividing net loss for the period by the weighted average number of Shares and dilutive potential Shares outstanding.  For the three and six months ended June 30, 2010 and 2009, diluted earnings per share excludes the effect of dilutive potential Shares, as their inclusion would be anti-dilutive due to the losses recorded by the Company.

The following table summarizes the potential Shares that were outstanding as at June 30, 2010 and 2009 but were not included in the computation of diluted loss per share as their effect would have been anti-dilutive.

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[Expressed in U.S. dollars, unless otherwise noted]
Information as at June 30, 2010 and for the three and six months ended
June 30, 2010 and 2009 is unaudited

	June 30,	June 30,
	2010	2009
	#	#

Stock options	11,948,354	8,433,270
Restricted share units	1,264	26,716
Stock appreciation rights	1,675,000	1,690,000
Warrants	19,697,500	16,197,500
Retention warrants	754,094	907,005
Contingent performance consideration	—	3,680,194

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

8.  Stock Option and Stock-Based Compensation Plans

The following table shows the breakdown total stock-based compensation expense included in the interim consolidated statement of operations:

	Three months		Six months
	ended		ended
	June 30,		June 30,
	2010	2009	2010	2009
	$	$	$	$

Stock options and warrants	1,315,540	143,315	1,510,646	353,215
Restricted share plan units	317	9,923	3,245	15,769
Stock appreciation rights	(31,638)	38,375	(78,168)	70,160
Directors’ compensation	50,000	158,158	93,250	158,158
Escrowed shares	11,140	12,065	23,643	18,277
	1,345,359	361,836	1,552,616	615,579

 On January 4, 2010, the Company granted 2,000,000 Series D Warrants to a customer of the Company that are exercisable if the customer achieves certain subscriber levels.  In accordance with Accounting Standards Codification (“ASC”) Topic 718, the Company has not recorded any expense for these warrants during the three and six months ended June 30, 2010 as the subscriber levels have not been met.

On March 19, 2010, the Company granted 1,250,000 stock options to employees of the Company with an exercise price of $0.59 that vest evenly over 48 months and expire in 60 months.

On May 17, 2010, the Company granted 2,485,000 stock options to employees of the Company with an exercise price of $0.51 that vest evenly over 48 months and expire in 60 months.

On June 15, 2010, the shareholders of the Company approved a resolution to extend the expiry date of 5,000,000 incentive warrants from October 20, 2010 to October 20, 2013.  In accordance with ASC Topic 718, the Company has recorded an expense of $1,089,500 in selling, general and administrative, including stock-based compensation on the consolidated statements of operations for the three and six months ended June 30, 2010 in regards to this modification.

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[Expressed in U.S. dollars, unless otherwise noted]
Information as at June 30, 2010 and for the three and six months ended
June 30, 2010 and 2009 is unaudited

9. Segmented Information

The Company operates, as one reportable segment, to provide end-to-end enterprise-level IPTV and other professional services.  Substantially all of Company’s revenues originate from and long-lived assets are located in the United States.

10. Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, “Income Taxes Recognition”.  There were no accrued interest and penalties associated with uncertain tax positions as of June 30, 2010 or December 31, 2009.

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

As of June 30, 2010, the fair value of the warrants was determined to be $70,400; accordingly, the Company recorded an unrealized gain of $319,000 and $1,318,900 in other income (expense) on the consolidated statements of operations for the three and six months ended June 30, 2010, respectively, related to the change in the fair value of these warrants.  There is no cash flow impact for these derivatives until the warrants are exercised.  If these warrants are exercised, the Company will receive the proceeds from the exercise at the current exchange rate at the time of exercise.

12. Subsequent Event

On July 29, 2010, the Company entered into an agreement with a U.S. bank to provide for a short-term credit facility of $2 million, bearing an interest rate of the London Interbank Offered Rate (“LIBOR”) plus 2.5%, repayable in full on or before October 1, 2010.  As of August 13, 2010, the Company has not drawn upon this credit facility.

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion & Analysis (“MD&A”) of the financial condition and results of operations of NeuLion, Inc. (the “Company”, “NeuLion”, “we”, “us”, “our” and similar phrases), prepared as of August 13, 2010, should be read in conjunction with the Company's unaudited consolidated financial statements and accompanying notes for the three and six months ended June 30, 2010 and 2009, which have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”).  For additional information and details, readers are referred to the Company’s Annual Report on Form 10-K (“Annual Report”), for the year ended December 31, 2009, which can be found on www.sedar.com and www.sec.gov.  All dollar amounts set forth in this MD&A are in U.S. dollars (“US$” or “$”) unless stated otherwise.  As at July 30, 2010, the Bank of Canada noon rate for conversion of United States dollars to Canadian dollars was US$1 to CDN$1.0290.

Our MD&A is intended to enable readers to gain an understanding of NeuLion’s current results and financial position.  To do so, we provide information and analysis comparing the results of operations and financial position for the current period to those of the preceding comparable period.  We also provide analysis and commentary that we believe is required to assess the Company’s future prospects.  Accordingly, certain sections of this report contain forward-looking statements that are based on current plans and expectations.  These forward-looking statements are affected by risks and uncertainties that are discussed in NeuLion’s Annual Report, and below in the section titled “Cautions Regarding Forward-Looking Statements,” and could have a material impact on future prospects.  Readers are cautioned that actual results could vary from those forecasted in this MD&A.

Cautions Regarding Forward-Looking Statements

This MD&A contains certain forward-looking statements that reflect management’s expectations regarding the Company’s growth, results of operations, performance and business prospects and opportunities.

Statements about the Company’s future plans and intentions, results, levels of activity, performance, goals or achievements or other future events constitute forward-looking statements.  Wherever possible, words such as “may,”  “will,”  “should,”  “could,”  “expect,”  “plan,”  “intend,”  “anticipate,” “believe,” “estimate,” “predict,” or “potential“ or the negative or other variations of these words, or similar words or phrases, have been used to identify these forward-looking statements.  These statements reflect management’s current beliefs and are based on information available to management as at the date hereof.

Forward-looking statements involve significant risk, uncertainties and assumptions. Many factors could cause actual results, performance or achievements to differ materially from the results discussed or implied in the forward-looking statements. These factors should be considered carefully and readers should not place undue reliance on the forward-looking statements. Although the forward-looking statements contained in this MD&A are based upon what management believes to be reasonable assumptions, the Company cannot assure readers that actual results will be consistent with these forward-looking statements. These forward-looking statements are made as of the date of this MD&A and the Company assumes no obligation to update or revise them to reflect new events or circumstances, except as required by law. Many factors could cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements that may be expressed or implied by such forward-looking statements, including: general economic and market segment conditions; our customers’ subscriber levels; the financial health of our customers; our ability to pursue and consummate acquisitions in a timely manner; our relationships with our channel partners; our ability to negotiate favorable terms for contract renewals; competitor activity; product capability and acceptance rates; technology changes and international risk and currency exchange.  Additionally, the closing of the  proposed TransVideo acquisition and private placement is subject to shareholder and regulatory approval.  Furthermore, while the Company expects its content partners and those of its subsidiaries to continue and expand their relationship with each of us, there can be no assurance that such relationships will continue as expected, or at all. A more detailed assessment of the risks that could cause actual results to materially differ from current expectations is contained in the “Risk Factors” section of the Company's Annual Report available on www.sedar.com and www.sec.gov.

RECENT DEVELOPMENTS

On May 19, 2010, the Company announced that it reached an agreement in principle to acquire the operating interests of TransVideo International Ltd. (“TransVideo”), a manufacturer of set top boxes utilized by the Company, in exchange for common shares of the Company (“Shares”) in an aggregate amount of 22,000,802 Shares.  TransVideo’s passive investment in KyLinTV, Inc. (“KyLinTV”), an IPTV company, will not be transferred as part of the transaction.  TransVideo and KyLinTV are both controlled by the Chairman of the Board of Directors of the Company.

On May 28, 2010, the Company executed a non-binding term sheet in connection with a potential private placement, of US$10 million of Class 3 Preference Shares (the “Preferred Shares”).  The private placement, if consummated, will be made to a limited partnership in which the Chairman of the Board of Directors of the Company and another director of the Company hold ownership interests and to a trust affiliated with a third director of the Company.  The Preferred Shares are priced at CDN$0.60 per share, a 28% premium over CDN$0.47, which was the price per share of the Shares at the close of business on May 28, 2010.  The Preferred Shares will bear certain rights, preferences, privileges and restrictions including, as and when duly declared by the Board of Directors of the Company, the right to receive fixed preferential cumulative dividends at the rate of 8% per annum for a period of five years from issuance as provided in the Company’s articles of incorporation, as amended.  The proceeds of the private placement will be used for general working capital purposes.

On August 12, 2010, the Company executed Subscription Agreements in connection with the proposed private placement of the Preferred Shares. On the same date, the Company also executed a Share Exchange Agreement with the shareholders of TransVideo in connection with the proposed acquisition described above.  Both transactions remain subject to customary closing conditions, including regulatory and shareholder approvals.  The Company anticipates closing the transactions at the end of the third quarter or beginning of the fourth quarter of 2010.

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

B2B relationships have been our primary focus in the past and are expected to be our focus in the future.  Our B2B relationships generally involve providing an end-to-end solution to a customer to enable that customer to provide its content, by way of an IPTV platform built for that customer, to its end users. B2B customers typically aggregate the content, negotiate the licensing rights and directly market the availability of the content. This customer avails itself of the full services of the Company in delivery to its end users. This type of relationship is typical in the professional and college sports properties and in our agreements with international and broad-based content providers.

Our B2C relationships are individual consumer oriented. We have signed content distribution agreements with our channel partners and content providers in exchange for revenue share or royalty payments to such partners and providers. We then market the content on one (or more) of the proprietary targeted websites that we have developed which are focused on a specific diaspora community, as well as on the general Company website for purchase by an end user. We often aggregate the content into bundles or packages of similar interest (e.g. Talfazat for the Middle East community; TV-Desi for the South Asian community). We incur marketing expenses in promoting the availability of such content.

The United States and Canada are the principal markets in which our sales occur.

Products and Services

Sports programming

Through our comprehensive end-to-end IPTV solution, we provide our sports programming content partners with the ability to deliver live and on-demand content. We maintain distribution and technology services agreements with leading professional and collegiate sports properties as well as with the sports network ESPN. Amongst professional sports leagues, NeuLion counts the National Football League (NFL), the National Hockey League (NHL), Major League Soccer (“MLS”) and the American Hockey League (AHL) as clients. Through our acquisition of Interactive Netcasting Systems Inc. (“INSINC”), a provider of sports, government and entertainment webcasting services, we expanded our portfolio of sports content partners to include the Western Hockey League (WHL), the Ontario Hockey League (OHL), the Central Hockey League (CHL), the British Columbia Hockey League (BCHL), the Central Canadian Hockey League (CCHL), the Alberta Junior Hockey League (AJHL), the Central Junior Hockey League (CJHL) and the Canadian Football League (CFL).

We also operate our own portfolio of sports-oriented websites, including Cycling.tv, CollegeSportsDirect.com and select World Cup soccer properties. On the collegiate level, we are a  premier partner for National Collegiate Athletic Association (NCAA) colleges and universities, with agreements in place with approximately 165 colleges, universities or related sites.

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

Revenue

We earn revenue in two broad categories: services revenue and equipment revenue. Services revenue includes subscriber revenue, eCommerce revenue and technology services revenue. Equipment revenue includes the sale and shipping of STBs. Our revenue streams are described in detail below under the heading “OPERATIONS.”

Overall Performance — Three Months Ended June 30, 2010 vs Three Months Ended June 30, 2009

Highlights

➢	Services Revenue, which is the Company’s recurring revenue stream, increased by $0.7 million, or 11%, as compared to the same period a year ago.

➢	Cost of Services Revenue, exclusive of depreciation and amortization, decreased by $0.3 million, or 9%, as compared to the same period a year ago.

Overview

Revenue for the three months ended June 30, 2010 was $7.3 million, an increase of $0.8 million, or 12% from $6.5 million for the three months ended June 30, 2009.  The revenue growth of $0.8 million was due to the following:

•      organic growth of $0.1 million; and
•      revenue from INSINC of $0.7 million.

The organic revenue growth of $0.1 million was due to an increase in our equipment revenue.

Our net loss for the three months ended June 30, 2010 was $5.7 million, or a loss of $0.05 per basic and diluted Share, compared with a net loss of $4.9 million, or a loss of $0.04 per basic and diluted Share, for the three months ended June 30, 2009.  The increase in net loss of $0.8 million, or 16%, was due to the following:

•	an increase in selling, general and administrative expenses, excluding stock-based compensation of $1.1 million;
•	an increase in stock-based compensation of $1.0 million (non-cash item); and
•	an increase in depreciation and amortization of $0.2 million (non-cash item),

which was offset by the following:

•	an increase in total revenue of $0.8 million;
•	a decrease in cost of revenue, exclusive of depreciation and amortization of $0.1 million despite the increase in revenue; and
•	an unrealized gain on derivative of $0.3 million for the three months ended June 30, 2010 as compared to a $0.3 million loss on derivative for the three months ended June 30, 2009 (non-cash item).

On a pro forma basis, as if the acquisition of INSINC had occurred on January 1, 2009, revenue decreased from $7.7 million for the three months ended June 30, 2009 to $7.3 million for the three months ended June 30, 2010.  Our pro forma net loss for the three months ended June 30, 2010 was $5.7 million compared with a pro forma net loss for the three months ended June 30, 2009 of $5.1 million, or a loss of $0.04 per basic and diluted Share.   The increase in net loss of $0.6 million, or 12% on a pro forma basis, was due to the following:

•      a decrease in total revenue of $0.4 million;
•	an increase in selling, general and administrative expenses, excluding stock-based compensation of $0.5 million; and
•	an increase in stock-based compensation of $1.0 million (non-cash item),

which was offset by the following:

•	a decrease in cost of revenue, exclusive of depreciation and amortization of $0.7 million; and
•	an unrealized gain on derivative of $0.3 million for the three months ended June 30, 2010 as compared to a $0.3 million loss on derivative for the three months ended June 30, 2009 (non-cash item).

Our non-GAAP Adjusted EBITDA loss (as defined below) was $3.4 million for the three months ended June 30, 2010 compared with a non-GAAP Adjusted EBITDA loss of $3.2 million for the three months ended June 30, 2009.  The increase in non-GAAP Adjusted EBITDA loss is due to the impact of the items noted in the second set of bullets above.  On a pro forma basis, our non-GAAP Adjusted EBITDA loss increased from a loss of $3.2 million for the three months ended June 30, 2009 to a loss of $3.4 million for the three months ended June 30, 2010.  The increase in non-GAAP Adjusted EBITDA loss is due to the impact of the items noted in the set of bullets immediately above.

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

The reconciliation from net loss to non-GAAP Adjusted EBITDA loss is as follows:

	Three months ended June 30,
			Pro forma
	2010	2009	2009
	$	$	$

Net loss	(5,731,101)	(4,928,130)	(5,124,942)

Add back:
Depreciation and amortization	1,285,325	1,037,014	1,351,883
Stock-based compensation	1,345,359	361,836	361,836
Unrealized (gain) loss on derivative	(319,000)	332,200	332,200
Investment income and foreign exchange gain/loss	(29,282)	(50,792)	(101,429)

Non-GAAP Adjusted EBITDA loss	(3,448,699)	(3,247,872)	(3,180,452)

Overall Performance — Six Months Ended June 30, 2010 vs Six Months Ended June 30, 2009

Highlights

➢	Services Revenue, which is the Company’s recurring revenue stream, increased by $2.1 million, or 17%, as compared to the same period a year ago.

➢	Cost of Services Revenue, exclusive of depreciation and amortization, decreased by $0.3 million, or 4%, as compared to the same period a year ago.

Overview

Revenue for the six months ended June 30, 2010 was $15.1 million, an increase of 16% from $13.0 million for the six months ended June 30, 2009.  The revenue growth of $2.1 million was due to the following:

•      organic growth of $0.5 million; and
•      revenue from INSINC of $1.6 million.

The organic revenue growth of $0.5 million was due to an increase in services revenue.

Our net loss for the six months ended June 30, 2010 was $9.2 million, or a loss of $0.08 per basic and diluted Share, compared with a net loss of $10.7 million, or a loss of $0.10 per basic and diluted Share, for the six months ended June 30, 2009.  The improvement in net loss of $1.5 million, or 14%, was due to the following:

•      an increase in total revenue of $2.1 million;
•	a decrease in cost of revenue, exclusive of depreciation and amortization of $0.2 million despite the increase in revenue; and
•	an unrealized gain on derivative of $1.3 million for the six months ended June 30, 2010 as compared to a $0.8 million loss on derivative for the six months ended June 30, 2009 (non-cash item),

which was offset by the following:

•	an increase in selling, general and administrative expenses, excluding stock-based compensation of $1.3 million;
•	an increase in stock-based compensation of $0.9 million (non-cash item);
•	a decrease in gain/loss on foreign exchange of $0.1 million;
•	a decrease in investment income of $0.1 million; and
•	an increase in depreciation and amortization of $0.5 million (non-cash item).

On a pro forma basis, as if the acquisition of INSINC had occurred on January 1, 2009, revenue decreased from $15.6 million for the six months ended June 30, 2009 to $15.1 million for the six months ended June 30, 2010.  Our pro forma net loss for the six months ended June 30, 2010 was $9.2 million as compared to a pro forma net loss of $11.1 million for the six months ended June 30, 2009, or a loss of $0.09 per basic and diluted Share.   The improvement in net loss of $1.9 million, or 17%, on a pro forma basis was due to the following:

•	a decrease in cost of revenue, exclusive of depreciation and amortization of $1.7 million; and
•	an unrealized gain on derivative of $1.3 million for the six months ended June 30, 2010 as compared to a $0.8 million loss on derivative for the six months ended June 30, 2009 (non-cash item),

which was offset by the following:

•	a decrease in total revenue of $0.5 million;
•	an increase in selling, general and administrative expenses, excluding stock-based compensation of $0.4 million;
•	an increase in stock-based compensation of $0.9 million (non-cash item); and
•	an decrease in depreciation and amortization of $0.1 million (non-cash item).

Our non-GAAP Adjusted EBITDA loss (as defined below) was $6.4 million for the six months ended June 30, 2010 compared with a non-GAAP Adjusted EBITDA loss of $7.4 million for the six months ended June 30, 2009.  The improvement in non-GAAP Adjusted EBITDA loss is due to the impact of the items noted in the second set of bullets above.  On a pro forma basis, our non-GAAP Adjusted EBITDA loss improved from a loss of $7.3 million for the six months ended June 30, 2009 to a loss of $6.4 million for the six months ended June 30, 2010.  The improvement in non-GAAP Adjusted EBITDA loss is due to the impact of the items noted in the set of bullets immediately above.

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

The reconciliation from net loss to non-GAAP Adjusted EBITDA loss is as follows:

	Six months ended June 30,
			Pro forma
	2010	2009	2009
	$	$	$

Net loss	(9,242,903)	(10,722,008)	(11,115,410)

Add back:
Depreciation and amortization	2,562,290	2,051,695	2,677,973
Stock-based compensation	1,552,616	615,579	615,579
Unrealized (gain) loss on derivative	(1,318,900)	809,050	809,050
Investment income and foreign exchange gain/loss	(2,059)	(192,243)	(242,879)

Non-GAAP Adjusted EBITDA loss	(6,448,956)	(7,437,927)	(7,255,687)

OPERATIONS

Revenue

The Company earns revenue in two broad categories:

(i)	Services revenue, which includes:

	●	Subscriber revenue, which is recognized over the period of service or usage;

	●	eCommerce revenue, which is recognized as the service is performed; and

	●	Technology revenue, which consists of the set up and transcoder revenue and is recognized over the life of the contract.

(ii)	Equipment revenue, which is recognized when title to an STB passes to our customer.

Cost and Expenses

Cost of services revenue

Cost of services revenue primarily consists of:

•	Cost of subscriber revenue, which consists of :
•	royalty payments
•	network operating costs
•	bandwidth usage fees
•	colocation fees

•	Cost of eCommerce revenue, which consists of:
•	merchandising, donor and ticket sales, which has no associated cost – revenue is booked on a net basis
•	cost of advertising revenue is subject to revenue shares with the content provider

•	Cost of technology revenue, which consists of:
•	third party transcoder licenses purchased
•	maintenance costs for transcoders

Cost of equipment revenue

Equipment revenue consists of the sale of STBs to content partners and/or end users to enable the end user to receive the content over the Internet and display the signal on a television.   Cost of equipment revenue primarily consists of purchases from TransVideo and Tatung Technology Incorporation of the products and parts for resale to our customers.  Shipping revenue and costs are included in equipment revenue and cost of equipment revenue, respectively.

Selling, general and administrative expenses, including stock-based compensation

Selling, general and administrative (“SG&A”) costs, including stock-based compensation, include:

•	Wages and benefits – represents compensation for the Company's full-time and part-time employees as well as fees for consultants who are used by the Company from time to time;

•
Stock-based compensation – we estimate the fair value of our options, warrants and stock appreciation rights (“Convertible Securities”) for financial accounting purposes using the Black-Scholes-Merton model, which requires a number of subjective assumptions, including the expected life of the Convertible Securities, risk-free interest rate, dividend rate, forfeiture rate and future volatility of the price of our Shares.  We expense the estimated fair value over the vesting period of the Convertible Securities, which is normally a four-year period, vesting in an equal amount each month; however, the Board of Directors has the discretion to grant options with different vesting periods;

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

(Unaudited)

	Three months ended
	2010		2009				2008
	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,
	$	$	$	$	$	$	$	$
Income Statement Data:
Revenue	7,258,735	7,844,495	8,995,911	6,061,302	6,462,438	6,574,026	5,807,550	2,699,041
Cost of revenue	3,190,458	3,719,097	4,024,350	3,224,838	3,293,481	3,844,483	3,205,272	1,534,807
Net loss for the period	(5,731,101)	(3,511,802)	(1,454,962)	(7,463,951)	(4,928,130)	(5,793,878)	(7,223,468)	(1,377,667)
Basic and diluted loss per share	(0.05)	(0.03)	(0.01)	(0.07)	(0.04)	(0.05)	(0.13)	(0.03)

The selected interim information for the period from the fourth quarter of 2008 (subsequent to October 20, 2008) through the second quarter of 2010 represents income statement data for NeuLion.  For the period from the third quarter of 2008 to the fourth quarter of 2008 (prior to October 20, 2008), the selected interim information represents income statement data for NeuLion USA, Inc., our wholly owned subsidiary, prior to the merger between NeuLion and NeuLion USA, Inc.

The selected interim information for the period from the fourth quarter of 2009 (subsequent to October 31, 2009) through the second quarter of 2010 includes income statement data for Interactive Netcasting Systems Inc. (“INSINC”).   For the period from the third quarter of 2008 to the fourth quarter of 2009 (prior to October 31, 2009), the selected interim information excludes income statement data for INSINC.

The fourth quarter of 2008 net loss includes a non-cash impairment charge of $1.0 million. This non-cash impairment charge was not incurred in the comparative periods.

From the first quarter of 2009 to the second quarter of 2010, net losses include a non-cash loss (gain) on derivative charge of $0.5 million, $0.3 million, $2.2 million, $(2.2) million, $(1.0) million and $(0.3) million, respectively. These non-cash losses (gains) on derivative were not incurred in comparative periods.

  RESULTS OF OPERATIONS

 Comparison of Three Months Ended June 30, 2010 to Three Months Ended June 30, 2009

Our consolidated financial statements for the three months ended June 30, 2010 and 2009 have been prepared in accordance with U.S. GAAP.

(Unaudited)

	2010	2009	Change
	$	$	%
Revenue
Services revenue	6,692,792	6,038,405	11%
Equipment revenue	565,943	424,033	33%
Total Revenue	7,258,735	6,462,438	12%

Costs and expenses
Cost of services revenue, exclusive of depreciation
and amortization shown separately below	2,650,266	2,907,965	-9%
Cost of equipment revenue	540,192	385,516	40%
Selling, general and administrative, including
stock-based compensation	8,862,335	6,778,665	31%
Depreciation and amortization	1,285,325	1,037,014	24%
	13,338,118	11,109,160	20%
Operating loss	(6,079,383)	(4,646,722)	31%

Other income (expense)
Unrealized gain (loss) on derivative	319,000	(332,200)	-196%
Gain on foreign exchange	20,176	2,991	575%
Investment income	9,106	47,801	-81%
	348,282	(281,408)	-224%
Net and comprehensive loss for the period	(5,731,101)	(4,928,130)	16%

Revenue

Services revenue

Services revenue includes revenue from subscribers, eCommerce and technology services.  Services revenue increased from $6.0 million for the three months ended June 30, 2009 to $6.7 million for the three months ended June 30, 2010.  The $0.7 million increase was due to the acquisition of INSINC.

Subscriber revenue increased from $4.2 million for the three months ended June 30, 2009 to $4.5 million for the three months ended June 30, 2010.  The increase was due to the acquisition of INSINC, which accounted for $0.1 million of subscriber revenue, coupled with organic growth of $0.2 million.  Of the $0.2 million organic increase, $0.1 million was from new customers.

eCommerce revenue was $0.8 million for the three months ended June 30, 2009 and June 30, 2010.

Technology revenue increased from $1.0 million for the three months ended June 30, 2009 to $1.4 million for the three months ended June 30, 2010.  The increase was due to the acquisition of INSINC, which accounted for $0.6 million of technology revenue, coupled with an organic decline of $0.2 million.

Equipment revenue

Equipment revenue increased from $0.4 million for the three months ended June 30, 2009 to $0.6 million for the three months ended June 30, 2010.  The $0.2 million increase in equipment revenue was the result of STBs sold to a new customer.

Costs and Expenses

Cost of services revenue

Cost of services revenue decreased from $2.9 million, or 48%, of services revenue for the three months ended June 30, 2009 to $2.7 million, or 40%, of services revenue for the three months ended June 30, 2010, despite an increase in services revenue of $0.7 million, or 11%.  Included in cost of services revenue is $0.2 million from INSINC.  The decrease of $0.2 million and the 8% improvement (as a percentage of services revenue) primarily relate to negotiated lower rates on bandwidth costs.

Cost of equipment revenue

Cost of equipment revenue increased from $0.4 million for the three months ended June 30, 2009 to $0.5 million for the three months ended June 30, 2010 due to increased equipment sales.  Cost of equipment revenue is directly variable with changes in equipment revenue.  Cost of equipment revenue as a percentage of equipment revenue increased from 91% for the three months ended June 30, 2009 to 95% for the three months ended June 30, 2010 due to increased shipping costs related to TV-Desi and Talfazat rental STBs.

Selling, general and administrative, including stock-based compensation

Selling, general and administrative, including stock-based compensation, increased from $6.8 million for the three months ended June 30, 2009 to $8.9 million for the three months ended June 30, 2010.  INSINC comprised $0.5 million of the total $2.1 million increase for the three months ended June 30, 2010.  The individual variances are due to the following:

•
Wages and benefits increased from $4.8 million for the three months ended June 30, 2009 to $5.0 million for the three months ended June 30, 2010.  INSINC comprised $0.4 million of total wages and benefits increase for the period.  The organic decrease of $0.2 million was due to a decrease in headcount.

•
Stock-based compensation expense increased from $0.4 million for the three months ended June 30, 2009 to $1.3 million for the three months ended June 30, 2010.  The $0.9 million increase primarily relates to the modification of 5,000,000 incentive warrants.  On June 15, 2010, the shareholders of the Company approved a resolution to extend the expiry date of 5,000,000 incentive warrants from October 20, 2010 to October 20, 2013.  In accordance with Accounting Standards Codification (“ASC”) Topic 718, the Company recorded an expense of $1.1 million as a result of this modification.

•	Marketing expenses were $0.3 million for the three months ended June 30, 2009 and 2010.

•
Professional fees increased from $0.3 million for the three months ended June 30, 2009 to $1.0 million for the three months ended June 30, 2010.  The increase primarily represents legal expenses incurred in regard to a potential private placement and legal expenses and valuation services incurred in regard to the contemplated acquisition of TransVideo.

•
Other SG&A expenses increased from $1.0 million for the three months ended June 30, 2009 to $1.3 million for the three months ended June 30, 2010.  INSINC accounted for $0.1 million of the total $0.3 million increase for the period.  The organic increase of $0.2 million was primarily the result of increases in office-related expenses.

Depreciation and amortization

Depreciation and amortization increased from $1.0 million for the three months ended June 30, 2009 to $1.3 million for the three months ended June 30, 2010.   The increase was due to the amortization of INSINC’s acquired fixed and intangible assets.

Unrealized gain on derivative

Unrealized gain on derivative decreased from a loss of $0.3 million for the three months ended June 30, 2009 to a gain of $0.3 million for the three months ended June 30, 2010.   The Company adopted ASC 815-40 effective January 1, 2009, which required the Company to record at fair value all Convertible Securities denominated in a currency other than the Company’s functional currency.  On January 1, 2009, the grant date fair value of warrants denominated in Canadian dollars of $2.5 million was reallocated from additional paid-in capital and a derivative liability was recorded in the amount of $0.6 million with an adjustment to opening accumulated deficit of $1.9 million.  The difference between the fair value at June 30, 2010 of $0.1 million and the fair value at March 31, 2010 of $0.4 million resulted in an unrealized gain on derivative of $0.3 million.

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

  RESULTS OF OPERATIONS

 Comparison of Six Months Ended June 30, 2010 to Six Months Ended June 30, 2009

Our consolidated financial statements for the six months ended June 30, 2010 and 2009 have been prepared in accordance with U.S. GAAP.

(Unaudited)

	2010	2009	Change
	$	$	%
Revenue
Services revenue	14,155,691	12,072,735	17%
Equipment revenue	947,539	963,730	-2%
Total Revenue	15,103,230	13,036,465	16%

Costs and expenses
Cost of services revenue, exclusive of depreciation
and amortization shown separately below	6,014,674	6,291,844	-4%
Cost of equipment revenue	894,881	846,121	6%
Selling, general and administrative, including
stock-based compensation	16,195,247	13,952,006	16%
Depreciation and amortization	2,562,290	2,051,695	25%
	25,667,092	23,141,666	11%
Operating loss	(10,563,862)	(10,105,201)	5%

Other income (expense)
Unrealized gain (loss) on derivative	1,318,900	(809,050)	-263%
(Loss) gain on foreign exchange	(28,952)	47,218	-161%
Investment income	31,011	145,025	-79%
	1,320,959	(616,807)	-314%
Net and comprehensive loss for the period	(9,242,903)	(10,722,008)	-14%

Revenue

Services revenue

Services revenue includes revenue from subscribers, eCommerce and technology services.  Services revenue increased from $12.1 million for the six months ended June 30, 2009 to $14.2 million for the six months ended June 30, 2010.  The increase was due to the acquisition of INSINC, which accounted for $1.6 million of services revenue, coupled with organic growth of $0.5 million.

Subscriber revenue increased from $8.5 million for the six months ended June 30, 2009 to $9.5 million for the six months ended June 30, 2010.  The increase was due to the acquisition of INSINC, which accounted for $0.5 million, coupled with organic growth of $0.5 million.  Of the $0.5 million organic increase, $0.3 million was from new customers.

eCommerce revenue increased from $1.7 million for the six months ended June 30, 2009 to $1.8 million for the six months ended June 30, 2010.   The increase was due to an increase in ticketing revenue.

Technology services revenue increased from $1.9 million for the six months ended June 30, 2009 to $2.9 million for the six months ended June 30, 2010.  The $1.0 million increase was due to the acquisition of INSINC.

Equipment revenue

Equipment revenue was $0.9 million for the six months ended June 30, 2009 and June 30, 2010.

Costs and Expenses

Cost of services revenue

Cost of services revenue decreased from $6.3 million, or 52%, of services revenue for the six months ended June 30, 2009 to $6.0 million, or 42%, of services revenue for the six months ended June 30, 2010, despite an increase in services revenue of $2.1 million or 17%.  Included in cost of services revenue is $0.5 million from INSINC.  The decrease of $0.3 million and the 10% improvement (as a percentage of services revenue) primarily relate to negotiated lower rates on bandwidth costs.

Cost of equipment revenue

Cost of equipment revenue increased from $0.8 million for the six months ended June 30, 2009 to $0.9 million for the six months ended June 30, 2010.  Cost of equipment revenue is directly variable with changes in equipment revenue.  Cost of equipment revenue as a percentage of equipment revenue increased from 88% for the six months ended June 30, 2009 to 94% for the six months ended June 30, 2010 due to increased shipping costs related to TV-Desi and Talfazat rental STBs.

Selling, general and administrative, including stock-based compensation

Selling, general and administrative, including stock-based compensation, increased from $14.0 million for the six months ended June 30, 2009 to $16.2 million for the six months ended June 30, 2010.  INSINC comprised $1.0 million of the total $2.2 million increase.  The individual variances are due to the following:

•
Wages and benefits increased from $10.0 million for the six months ended June 30, 2009 to $10.3 million for the six months ended June 30, 2010.  INSINC comprised $0.7 million of the increase in total wages and benefits for the period.  The organic decrease of $0.4 million was due to a decrease in headcount.

•
Stock-based compensation expense increased from $0.6 million for the six months ended June 30, 2009 to $1.6 million for the six months ended June 30, 2010.  The $1.0 million increase primarily relates to the modification of 5,000,000 incentive warrants.  On June 15, 2010, the shareholders of the Company approved a resolution to extend the expiry date of 5,000,000 incentive warrants from October 20, 2010 to October 20, 2013.  In accordance with ASC Topic 718, the Company recorded an expense of $1.1 million as a result of this modification.

•
Marketing expenses increased from $0.5 million for the six months ended June 30, 2009 to $0.6 million for the three months ended June 30, 2010.  The increase was due to an increase in marketing expenses for Talfazat.

•
Professional fees increased from $0.6 million for the six months ended June 30, 2009 to $1.4 million for the six months ended June 30, 2010.  The increase primarily represents legal expenses incurred in regard to a potential private placement and legal expenses and valuation services incurred in regard to the contemplated acquisition of TransVideo.

•
Other SG&A expenses were $2.3 million for the six months ended June 30, 2009 and 2010.  INSINC accounted for $0.3 million of the total for the current period.  The organic decrease of $0.3 million was primarily the result of decreases in travel and office-related expenses.

Depreciation and amortization

Depreciation and amortization increased from $2.1 million for the six months ended June 30, 2009 to $2.6 million for the six months ended June 30, 2010.   The increase was due to the amortization of INSINC’s acquired fixed and intangible assets.

Unrealized gain on derivative

Unrealized gain on derivative decreased from a loss of $0.8 million for the six months ended June 30, 2009 to a gain of $1.3 million for the six months ended June 30, 2010.   The Company adopted ASC 815-40 effective January 1, 2009, which required the Company to record at fair value all Convertible Securities denominated in a currency other than the Company’s functional currency.  On January 1, 2009, the grant date fair value of warrants denominated in Canadian dollars of $2.5 million was reallocated from additional paid-in capital and a derivative liability was recorded in the amount of $0.6 million with an adjustment to opening accumulated deficit of $1.9 million.  The difference between the fair value at June 30, 2010 of $0.1 million and the fair value at December 31, 2009 of $1.4 million resulted in an unrealized gain on derivative of $1.3 million.

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

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 2010, the Company’s cash position decreased by $9.4 million.  The Company used $8.6 million to fund operations, which included working capital changes of $2.1 million.   Additionally, the Company spent $0.8 million to purchase fixed assets.

As of June 30, 2010, our principal sources of liquidity included cash and cash equivalents of $3.6 million and trade accounts receivable of $2.1 million.  On July 29, 2010, the Company entered into an agreement with a U.S. bank to provide for a short-term credit facility of $2 million, bearing an interest rate of the London Interbank Offered Rate (“LIBOR”) plus 2.5%, repayable in full on or before October 1, 2010.  As of August 13, 2010, the Company has not drawn upon this credit facility.  The credit facility is expected to be used for general working capital purposes.  Additionally, the Company anticipates closing a $10 million private placement during the end of the third quarter or beginning of the fourth quarter of 2010 (see “Recent Developments”).  We continue to closely monitor our cash balances to ensure that we have sufficient cash on hand to meet our operating needs.  Management believes that the Company has sufficient liquidity to meet its working capital and capital expenditure requirements for the next twelve months.

At June 30, 2010, approximately 36% of our cash and cash equivalents were held in bank accounts with a U.S. bank that received an A- rating by Standard and Poors and an A2 rating by Moody’s and 42% of our cash and cash equivalents were held in bank accounts with two of the top five Canadian commercial banks.  The Company believes that these U.S. and Canadian financial institutions are secure notwithstanding the current global economy and that we will be able to access the remaining balance of bank deposits as these deposits are with large reputable banks.  Our investment policy is to invest in low-risk short-term investments which are primarily term deposits.  We have not had a history of any defaults on these term deposits, nor do we expect any in the future given the short term to maturity of these investments.

 The Company’s business is still in its early stages, with only a few years of operating history.  From the Company’s inception, it has incurred substantial net losses and has an accumulated deficit of $53.0 million; management expects these losses to continue in the short term.  The Company continues to review its operating structure to maximize revenue opportunity, further reduce costs and achieve profitability.  Based on our current business plan and internal forecasts, and considering the risks that are present in the current global economy, we believe that we will have sufficient cash to meet our working capital and operating cash requirements for the next twelve months.  However, we will require expenditures of significant funds for marketing, building our subscriber management systems, programming and website development, maintaining adequate video streaming and database software, pursuing and maintaining channel distribution agreements with our channel partners, fees relating to acquiring and maintaining Internet streaming rights to our content and the construction and maintenance of the Company’s delivery infrastructure and office facilities.  Cash from operations could be affected by various risks and uncertainties, including, but not limited to, the risks detailed herein or incorporated by reference in our Annual Report in the section titled “Risk Factors.”  If our actual cash needs are greater than forecasted and if cash on hand is insufficient to meet our working capital and cash requirements for the next twelve months, we will require outside capital in addition to cash flow from operations in order to fund our business.  Our short operating history, our current lack of profitability and the prolonged upheaval in the capital markets could each or all be factors that might negatively impact our ability to obtain outside capital on reasonable terms, or at all.  If we were ever unable to obtain needed capital, we would reevaluate and reprioritize our planned capital expenditures and operating activities.  We cannot assure you that we will ultimately be able to generate sufficient revenue or reduce our costs in the anticipated time frame to become profitable and have sustainable cash flows.

Working Capital Requirements

The net working capital at June 30, 2010 was a deficit of $5.0 million, a decrease of $6.0 million from the December 31, 2009 net working capital of $1.0 million.  Included in current liabilities at June 30, 2010 and December 31, 2009 is approximately $3.5 million and $5.3 million, respectively, of liabilities (derivative liability and deferred revenue), that the Company does not anticipate to settle in cash.  Excluding these liabilities, the Company’s working capital ratio at June 30, 2010 and December 31, 2009 is 0.84 and 1.54, respectively.

The decreased working capital is primarily due to a decrease in cash and cash equivalents of $9.4 million which includes a decrease in accounts payable of $2.2 million and a decrease in the derivative liability of $1.3 million (which is a non-cash liability).

Current assets at June 30, 2010 were $7.7 million, a decrease of $10.1 million from the December 31, 2009 balance of $17.8 million. The change is primarily due to a decrease in our cash and cash equivalents of $9.4 million.

Current liabilities at June 30, 2010 were $12.7 million, a decrease of $4.1 million from the December 31, 2009 balance of $16.8 million.   The change is primarily due to a decrease in accounts payable of $2.2 million and a decrease in the fair value of the derivative liability of $1.3 million (which is a non-cash liability).

Cash Flows

Summary Balance Sheet Data:

	June 30,	December 31,
	2010	2009
	$	$
Current Assets
Cash and cash equivalents	3,571,203	12,957,679
Accounts receivable, net	2,053,785	1,809,147
Other receivables	702,426	857,168
Inventory	440,429	928,592
Prepaid expenses and deposits	838,507	966,101
Due from related parties	98,744	246,992
Total current assets	7,705,094	17,765,679

Current Liabilities
Accounts payable	3,234,334	5,383,518
Accrued liabilities	5,751,732	5,822,385
Derivative liability	70,400	1,389,300
Due to related parties	224,111	298,595
Deferred revenue	3,432,937	3,907,510
Total current liabilities	12,713,514	16,801,308

Working capital ratio	0.61	1.06

Comparative Summarized Cash Flows

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
	$	$	$	$

Cash used in operating activities	(3,718,391)	(3,751,902)	(8,594,499)	(9,124,651)
Cash used in investing activities	(525,847)	(149,437)	(824,132)	(531,841)
Cash provided by financing activities	24,958	67,000	32,155	67,000

Operating activities

Cash used in operating activities for the six months ended June 30, 2010 was $8.6 million.  Changes in net cash used in operating activities reflect the net loss of $9.2 million for the period, less:

•	non-cash items in the amount of $2.8 million, which relates to stock-based compensation, depreciation and amortization and unrealized gain on derivative; and

•	changes in operating assets and liabilities of $2.2 million.

Investing activities

Cash used in investing activities for the six months ended June 30, 2010 was $0.8 million.  These funds were used to purchase fixed assets.

Financing activities

Cash provided by financing activities was a nominal amount for the six months ended June 30, 2010.  The funds were received from stock option exercises.

Off Balance Sheet Arrangements

The Company did not have any off balance sheet arrangements as of June 30, 2010.

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

RELATED PARTY TRANSACTIONS

The Company has entered into certain transactions and agreements in the normal course of operations with related parties.  Significant related party transactions are as follows:

TransVideo International Ltd. (“TransVideo”)

TransVideo is a company controlled by the Chairman of the Board of Directors of the Company that designs and sells equipment and technology for IPTV content delivery.  STB purchases amounted to $70,000 and $88,628 and transcoder licensing fees paid amounted to zero for the three and six months ended June 30, 2010, respectively.  STB purchases amounted to $193,856 and $589,136 and transcoder licensing fees paid amounted to $16,000 and $44,000 for the three and six months ended June 30, 2009, respectively.  Included in cost of equipment revenue is the cost of STBs sold of $76,974 and $188,970 for the three and six months ended June 30, 2010, respectively.  Included in cost of equipment revenue is the cost of STBs sold of $229,656 and $598,816 for the three and six months ended June 30, 2009, respectively.  See “RECENT DEVELOPMENTS”.

KyLinTV, Inc. (“KyLinTV”)

KyLinTV is an IPTV company that is controlled by the Chairman of the Board of Directors of the Company.  On June 1, 2008, the Company entered into an agreement with KyLinTV to build and deliver the setup and back office operation of an IPTV service.  The Company also provides and charges KyLinTV for administrative and general corporate support.  The amounts received for these services provided by the Company for the three and six months ended June 30, 2010 were $105,008 and $250,109, respectively [three and six months ended June 30, 2009 - $150,615 and $301,230, respectively].  During the three and six months ended June 30, 2009, the Company purchased STBs from KyLinTV in the amounts of $96,030 and $150,120, respectively.  There were no comparable amounts in 2010.

New York Islanders Hockey Club, L.P. (“New York Islanders”)

The Company provides IT-related professional services to the New York Islanders, a professional hockey club that is owned by the Chairman of the Board of Directors of the Company.

Renaissance Property Associates, LLC (“Renaissance”)

Renaissance is a real estate management company owned by the Chairman of the Board of Directors of the Company.  In June 2009, the Company signed a sublease agreement with Renaissance for office space in Plainview, New York.  Rent expense paid by the Company to Renaissance of $102,333 and $205,960, inclusive of taxes and utilities, is included in selling, general and administrative expense for the three and six months ended June 30, 2010, respectively [three and six months ended June 30, 2009 – $93,419 and $186,837, respectively].

Patstar, Inc. (“Patstar”)

Patstar, an investment holding company, is controlled by the Vice Chairman of the Board of Directors of the Company.  Rent expense paid to the Company by Patstar of $1,027 and $2,026 is included as a recovery in selling, general and administrative expense for the three and six months ended June 30, 2010, respectively [three and six months ended June 30, 2009 - $871 and $1,762, respectively].

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

The Company recognized revenue from related parties for the periods presented as follows:

	Three months		Six months
	ended		ended
	June 30,		June 30,
	2010	2009	2010	2009
	$	$	$	$

New York Islanders	140,506	151,976	237,485	211,976
Renaissance	30,000	30,000	60,000	60,000
Smile Train	27,000	54,000	54,000	54,000
Hawaii	—	15,017	—	31,488
KyLinTV	490,290	485,915	967,503	887,400
	687,796	736,908	1,318,988	1,244,864

As at June 30, 2010 and December 31, 2009, the amounts due from (to) related parties are as follows:

	June 30,	December 31,
	2010	2009
	$	$

Renaissance	(70,963)	—
New York Islanders	31,510	(304)
TransVideo	(153,148)	(298,291)
KyLinTV	67,234	246,992
	(125,367)	(51,603)

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

The results of operations and financial position of the Company's equity basis investment in KyLinTV are summarized below for the periods presented below:

	Three months		Six months
	ended		ended
	June 30,		June 30,
	2010	2009	2010	2009
	$	$	$	$

Condensed income statement information:
Net sales	2,228,120	2,000,681	4,457,198	3,955,764
Net loss	(1,576,072)	(1,499,109)	(3,438,369)	(2,979,890)

	June 30,	December 31,
	2010	2009
	$	$

Condensed balance sheet information:
Current assets	9,143,052	1,924,891
Non-current assets	827,671	913,977
Total assets	9,970,723	2,838,868
Current liabilities	6,020,139	15,168,149
Equity (deficiency)	3,950,584	(12,329,281)
Total liabilities and equity	9,970,723	2,838,868

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

OUTSTANDING SHARE DATA

The Company had total Shares outstanding as at August 12, 2010 of 116,980,017.  In addition, as at such date the Company had 34,076,000 outstanding options, SARs, restricted share units, warrants and retention warrants, which are each exchangeable for one Share upon exercise.

DISCLOSURE CONTROLS AND CONTROLS OVER FINANCIAL REPORTING

Evaluation of Disclosure Controls and Procedures

The Company maintains appropriate disclosure controls and procedures and internal controls over financial reporting (each as defined in National Instrument 52-109, Certification of Disclosure in Issuers' Annual and Interim Filings (“NI 52-109”), of the Canadian Securities Administrators) to ensure that information disclosed externally is complete, reliable and timely. The Company's Chief Executive Officer and Chief Financial Officer evaluated, or caused an evaluation under their direct supervision of, the design and operating effectiveness of the Company's disclosure controls and procedures (“DC&P”) and internal controls over financial reporting (“ICFR”) as at June 30, 2010, and have concluded that such DC&P and ICFR were appropriately designed and were operating effectively, except as outlined below.  See “Limitation on Scope of Design” below.

Limitation on Scope of Design

We have limited the scope of design of our internal controls and procedures and internal controls over financial reporting to exclude controls, policies and procedures of INSINC, which we acquired effective October 31, 2009.  The chart below presents the summary financial information of INSINC.

Balance Sheet Data:		Income Statement Data:
	June 30,		Three months ended,	Six months ended,
	2010		June 30, 2010	June 30, 2010
	$		$	$
Current assets	704,547	Total revenue	723,844	1,599,618
Long-term assets	185,633	Total cost of revenue	239,801	609,121
Current liabilities	891,467	Net loss for the period	(39,918)	(35,156)
Long-term liabilities	49,284

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

PART II. OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

1.           On April 16, 2010, a former employee of the Company residing within the United States exercised 11,666 stock options to purchase 11,666 Shares, with an exercise price of $0.47 per Share, for aggregate gross proceeds to the Company of $5,483.  The Company offered and sold the Shares in reliance on the exemption from the registration requirements of the Securities Act, of 1933 as amended (“Securities Act”) afforded by Rule 701 promulgated thereunder.

2.           On April 29, 2010, two former employees of the Company residing within the United States exercised 36,250 stock options to purchase 36,250 Shares, with an exercise price of $0.47 per Share for 17,500 Shares and an exercise price of $0.60 per Share for 18,750 Shares, for aggregate gross proceeds to the Company of $19,476.  The Company offered and sold the Shares in reliance on the exemption from the registration requirements of the Securities Act afforded by Rule 701 promulgated thereunder.

3.           On June 29, 2010, the Company issued Shares, without registration under the Securities Act, to non-management directors in payment pursuant to the Company’s Directors’ Compensation Plan of their semi-annual directors’ fees for the six-month period ended June 30, 2010 in the following aggregate amounts:

John R. Anderson	24,519
Gabriel A. Battista	20,192
Shirley Strum Kenny	52,885
David Kronfeld	50,962
Charles B. Wang	30,769
Total	179,327

The aggregate value of the 179,327 Shares issued to Dr. Kenny and Messrs. Anderson, Battista, Kronfeld and Wang was $93,250 on the date of issuance. The Company sold these Shares pursuant to the exemption from registration set forth in Section 4(2) of the Securities Act and Regulation D promulgated there under. This issuance qualified for exemption from registration under the Securities Act because (i) each of the directors was an accredited investor at the time of the sale, (ii) the Company did not engage in any general solicitation or advertising in connection with the sale, and (iii) each of the directors received restricted securities.

4.           Between April 1, 2010 and June 30, 2010, the Company issued 624 Shares to a former consultant upon vesting of certain restricted share units issued pursuant to the Company’s Restricted Share Plan.  The aggregate value attributable to such Shares was $317.   The Company issued the Shares to the former consultant residing within the United States in reliance on the exemption from the registration of the Securities Act afforded by Rule 701 promulgated thereunder.

 Item 6.  Exhibits.

The exhibits listed on the Exhibit Index are filed as part of this report.

EXHIBIT INDEX

Exhibit No.		Description
10.1 #

Second Amended and Restated Stock Option Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 5, 2010)

10.2 #
2006 Stock Appreciation Rights Plan, as amended (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 5, 2010)

10.3 #
Amended and Restated Retention Warrants Plan, as amended  (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 5, 2010)

10.4 #		Restricted Share Plan, as amended (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 5, 2010)

10.5
Amendment to that Certain “Contract for Services” Agreement dated June 22, 2007 by and between Sky Angel U.S. LLC and NeuLion, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 2, 2010)

31.1	*	Certification of principal executive officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)

31.2	*	Certification of principal financial officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)

32	*
Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by the principal executive officer of the Company and the principal financial officer of the Company

______________________
*Filed herewith
# Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

NEULION, INC.

Date: August 13, 2010	/s/ Nancy Li
Name: Nancy Li
Title: Chief Executive Officer

Date: August 13, 2010	/s/ Arthur J. McCarthy
Name: Arthur J. McCarthy
Title: Chief Financial Officer