Form 10-Q
period 2010-09-30
NEULION, INC.
filed 2010-11-10
CIK 1387713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).* Yes ☐     No ☐
* The registrant has not yet been phased in to the Interactive Data File requirements.

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

As of November 9, 2010, there were 138,981,443 shares of the registrant’s common shares, no par value, outstanding and 17,176,818 shares of the registrant’s Class 3 Preference Shares, no par value, outstanding.

NEULION, INC.

TABLE OF CONTENTS

	Part I. Financial Information	Page No.
Item 1.	Financial Statements	1

	Consolidated Balance Sheets as at
	September 30, 2010 (Unaudited) and December 31, 2009	1

	Consolidated Statements of Operations and Comprehensive Loss for the
	Three and Nine Months Ended September 30, 2010 and 2009 (Unaudited)	2

	Consolidated Statement of Shareholders’ Equity for the
	Nine Months Ended September 30, 2010 (Unaudited)	3

	Consolidated Statements of Cash Flows for the
	Three and Nine Months Ended September 30, 2010 and 2009 (Unaudited)	4

	Notes to Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	33

Item 4.	Controls and Procedures	33

	Part II. Other Information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 6.	Exhibits	34

SIGNATURES		35

PART I.  FINANCIAL INFORMATION

Item 1.       Financial Statements

NEULION, INC.

CONSOLIDATED BALANCE SHEETS
[Expressed in U.S. dollars, unless otherwise noted]

	September 30,	December 31,
	2010	2009
	[unaudited]
	$	$

ASSETS
Current
Cash and cash equivalents	13,170,402	12,957,679
Accounts receivable, net of allowance for doubtful accounts of $76,436 and $129,550,
respectively	2,016,961	1,809,147
Other receivables	218,494	857,168
Inventory	413,222	928,592
Prepaid expenses and deposits	1,330,381	966,101
Due from related parties [note 5]	459,305	246,992
Total current assets	17,608,765	17,765,679
Property, plant and equipment, net	5,189,421	5,754,255
Intangible assets, net	7,842,175	9,542,071
Goodwill	6,757,194	6,757,194
Other assets	164,665	449,964
Total assets	37,562,220	40,269,163

LIABILITIES AND SHAREHOLDERS' EQUITY
Current
Accounts payable	6,110,624	5,383,518
Accrued liabilities	5,733,884	5,822,385
Derivative liability [note 11]	—	1,389,300
Due to related parties [note 5]	312,177	298,595
Deferred revenue	4,764,549	3,907,510
Total current liabilities	16,921,234	16,801,308
Long-term deferred revenue	367,385	469,191
Other long-term liabilities	521,870	728,330
Total liabilities	17,810,489	17,998,829

Redeemable Preferred Shares [note 12] Class 3 Preference shares (par value: none; authorized: 17,176,818; issued and outstanding: 17,176,818 and 0, respectively)	9,738,034	—
Shareholders' equity
Share capital	11,442,762	11,260,415
Common shares (par value: none; authorized: unlimited; issued and outstanding:
116,980,433 and 116,731,794, respectively)
Additional paid-in capital	56,794,734	55,023,567
Promissory notes receivable	(209,250)	(209,250)
Accumulated deficit	(58,014,549)	(43,804,398)
Total shareholders' equity	10,013,697	22,270,334
Total liabilities and shareholders' equity	37,562,220	40,269,163

See accompanying notes

NEULION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS
[unaudited]
[Expressed in U.S. dollars, unless otherwise noted]

	Three months		Nine months
	ended		ended
	September 30,		September 30,
	2010	2009	2010	2009
	$	$	$	$

Revenue
Services revenue	6,718,427	5,705,639	20,874,118	17,778,374
Equipment revenue	230,236	355,663	1,177,775	1,319,393
	6,948,663	6,061,302	22,051,893	19,097,767

Costs and expenses
Cost of services revenue, exclusive of depreciation and
amortization shown separately below	2,698,350	2,879,702	8,713,024	9,171,546
Cost of equipment revenue	229,377	345,136	1,124,258	1,191,257
Selling, general and administrative, including
stock-based compensation [note 8]	7,799,741	7,200,976	23,994,988	21,152,982
Depreciation and amortization	1,221,814	1,043,902	3,784,104	3,095,597
	11,949,282	11,469,716	37,616,374	34,611,382
Operating loss	(5,000,619)	(5,408,414)	(15,564,481)	(15,513,615)

Other income (expense)
Unrealized gain (loss) on derivative [note 11]	70,400	(2,229,150)	1,389,300	(3,038,200)
(Loss) gain on foreign exchange	(40,297)	57,358	(69,250)	104,575
Investment income	3,268	116,255	34,280	261,280
	33,371	(2,055,537)	1,354,330	(2,672,345)
Net and comprehensive loss for the period	(4,967,248)	(7,463,951)	(14,210,151)	(18,185,960)

Net loss per weighted average number of common shares
outstanding - basic and diluted [note 6]	$(0.04)	$(0.07)	$(0.12)	$(0.16)

Weighted average number of common shares
outstanding - basic and diluted [note 6]	116,980,017	110,522,916	116,837,174	110,247,254

See accompanying notes

NEULION, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
[unaudited]
[Expressed in U.S. dollars, unless otherwise noted]

						Total
			Additional	Promissory	Accumulated	shareholders'
	Common shares		paid-in capital	Notes	deficit	equity
	#	$	$	$	$	$

Balance, December 31, 2009	116,731,794	11,260,415	55,023,567	(209,250)	(43,804,398)	22,270,334

Exercise of stock options for
common shares	63,228	52,852	(20,697)	—	—	32,155
Stock-based compensation:
Issuance of common shares on
vesting of restricted share units	6,084	3,507	—	—	—	3,507
Issuance of common shares under
Directors’ Compensation Plan	179,327	93,250	—	—	—	93,250
Release of common shares from
escrow for services	—	32,738	—	—	—	32,738
Stock options and warrants	—	—	1,791,864	—	—	1,791,864
Net loss	—	—	—	—	(14,210,151)	(14,210,151)
Balance, September 30, 2010	116,980,433	11,442,762	56,794,734	(209,250)	(58,014,549)	10,013,697

See accompanying notes

NEULION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
[unaudited]
[Expressed in U.S. dollars, unless otherwise noted]

	Three months		Nine months
	ended		ended
	September 30,		September 30,
	2010	2009	2010	2009
	$	$	$	$

OPERATING ACTIVITIES

Net loss	(4,967,248)	(7,463,951)	(14,210,151)	(18,185,960)
Adjustments to reconcile net loss to net cash used in
operating activities
Depreciation and amortization	1,221,814	1,043,902	3,784,104	3,095,597
Stock-based compensation [note 8]	326,221	399,498	1,878,839	1,015,077
Unrealized (gain) loss on derivative [note 11]	(70,400)	2,229,150	(1,389,300)	3,038,200

Changes in operating assets and liabilities
Accounts receivable	36,824	532,295	(207,814)	999,672
Inventory	27,207	(426,885)	515,370	(370,320)
Prepaid expenses, deposits and other assets	(263,295)	573,453	(78,981)	1,337,304
Other receivables	483,932	938,817	638,674	477,449
Due from related parties	(360,561)	246,199	(212,313)	297,059
Accounts payable	2,876,290	3,649,828	727,106	1,695,985
Accrued liabilities	(315,462)	(633,820)	(307,947)	(1,542,688)
Deferred revenue	1,268,787	1,117,483	755,233	1,029,211
Long-term liabilities	(57,734)	(43,523)	(206,460)	(198,554)
Due to related parties	88,066	(224,698)	13,582	125,065
Cash provided by (used in) operating activities	294,441	1,937,748	(8,300,058)	(7,186,903)

INVESTING ACTIVITIES
Purchase of property, plant and equipment	(695,242)	(362,108)	(1,519,374)	(893,949)
Cash used in investing activities	(695,242)	(362,108)	(1,519,374)	(893,949)

FINANCING ACTIVITIES
Proceeds from private placement [note 12]	10,000,000	—	10,000,000	—
Proceeds from exercise of stock options	—	6,087	32,155	73,087
Cash provided by financing activities	10,000,000	6,087	10,032,155	73,087

Net increase (decrease) in cash and cash equivalents
during the period	9,599,199	1,581,727	212,723	(8,007,765)
Cash and cash equivalents, beginning of period	3,571,203	17,733,529	12,957,679	27,323,021
Cash and cash equivalents, end of period	13,170,402	19,315,256	13,170,402	19,315,256

See accompanying notes

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[Expressed in U.S. dollars, unless otherwise noted]
Information as at September 30, 2010 and for the three and nine months ended
September 30, 2010 and 2009 is unaudited

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

On September 29, 2010, the Company completed a private placement of $10.0 million of Class 3 Preference Shares (the “Preference Shares”).  The private placement was made to a limited partnership in which Charles B. Wang, the Chairman of the Board of Directors of the Company, and David Kronfeld, another director of the Company, hold ownership interests and to a trust affiliated with Gabriel A. Battista, another director of the Company.  The Preference Shares were priced at CDN$0.60 per share.  The Preference Shares bear certain rights, preferences, privileges and restrictions including, as and when duly declared by the Board of Directors of the Company, the right to receive fixed preferential cumulative dividends at the rate of 8% per annum for a period of five years from issuance as provided in the Company’s Articles of Incorporation, as amended.  The proceeds of the private placement will be used for general working capital purposes. [note 12]

The Company is a leading Internet Protocol (“IP”) television company that provides end-to-end IPTV services. “IPTV” refers to the distribution over an IP network of streamed audio, video and other multimedia content, similar to television programming content, using industry-standard streaming protocols. The Company builds and manages private networks for content owners and aggregators (its content partners) that are used to stream content, including live and on-demand sports and international and variety programming, which the Company then delivers to subscribers and pay-per-view customers for viewing on Internet-connected browser-based devices such as personal computers, laptops and mobile devices and on standard television sets through Internet-connected set top boxes (“STBs”).  NeuLion’s main business objective is to enter into agreements with companies seeking their own private networks to reach target audiences and to provide complete IPTV services to these companies. The Company also acquires the rights to certain sports and international content from television broadcasters (its channel partners), which the Company then streams to end users through its own private networks.

2. Basis of Presentation and Significant Accounting Policies

The Company’s accounting policies are consistent with those presented in our annual consolidated financial statements as at December 31, 2009.  These interim unaudited consolidated financial statements do not include all footnote disclosures required by U.S. generally accepted accounting principles (“GAAP”) for annual financial statements and therefore should be read in conjunction with the audited consolidated financial statements, including the notes thereto, for the year ended December 31, 2009 as they appear in the Company’s Annual Report on Form 10-K.

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

In the opinion of management, these interim unaudited consolidated financial statements contain all of the adjustments of a normal and recurring nature necessary to present fairly the Company’s financial position as at September 30, 2010 and December 31, 2009 and the results of operations and cash flows for the three- and nine-month periods ended September 30, 2010 and 2009.

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[Expressed in U.S. dollars, unless otherwise noted]
Information as at September 30, 2010 and for the three and nine months ended
September 30, 2010 and 2009 is unaudited

Revenue recognition

The Company, at the request of certain customers, enters into “bill and hold” arrangements.  The Company accounts for its bill and hold revenue arrangements consistent with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition,” and recognizes revenue when the risk of ownership has passed to the customer and a fixed commitment to purchase the goods is received.  The Company does not retain any specific performance obligations such that the earning process is not complete and ordered goods are segregated from the Company’s inventory and not available to fulfill other orders.  Inventory consists of finished goods.  For the three and nine months ended September 30, 2010, the Company recognized zero and $586,500, respectively, in revenue associated with these arrangements.  There were no comparable amounts in 2009.

Recently issued accounting standard

In October 2009, the Financial Accounting Standards Board issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”). ASU 2009-13 amends guidance included within ASC Topic 605-25 to require an entity to use an estimated selling price when vendor-specific objective evidence or acceptable third-party evidence does not exist for any products or services included in a multiple-element arrangement.  The arrangement consideration should be allocated among the products and services based upon their relative selling prices, thus eliminating the use of the residual method of allocation.  ASU 2009-13 also requires expanded qualitative and quantitative disclosures regarding significant judgments made and changes in applying this guidance. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption and retrospective application are also permitted. The Company is currently evaluating the impact of adopting the provisions of ASU 2009-13.

Advertising

Advertising costs are expensed as incurred and totaled $168,258 and $756,443 for the three and nine months ended September 30, 2010, respectively [three and nine months ended September 30, 2009 - $313,602 and $794,033, respectively].

Comparative information

Certain prior period information was reclassified to conform with the current period’s presentation.

3.  Business Combination

On October 31, 2009, the Company consummated the acquisition of 100% of the outstanding securities of Interactive Netcasting Systems Inc. (“INSINC”).  Under the terms of the acquisition agreement, shareholders of INSINC received consideration consisting of 6,000,012 common shares, CDN$2.5 million in cash, 1,000,000 share purchase warrants to acquire common shares at US$1.35 per common share and 500,000 share purchase warrants to acquire common shares at US$1.80 per common share.  Both series of warrants are exercisable for a period of two years from the date of issuance.  In addition, the Company incurred approximately $515,000 of direct transaction costs.

Pro forma

The results of operations for INSINC have been included in the Company’s consolidated statements of operations since October 31, 2009, the effective date of the acquisition.   The following unaudited pro forma financial information presents the combined results of the Company and INSINC as if the acquisition had been consummated at the beginning of 2009:

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[Expressed in U.S. dollars, unless otherwise noted]
Information as at September 30, 2010 and for the three and nine months ended
September 30, 2010 and 2009 is unaudited

	Three months		Nine months
	ended		ended
	September 30,		September 30,
	2010	2009	2010	2009
	$	$	$	$
	[unaudited	[unaudited	[unaudited	[unaudited
	actual]	pro forma]	actual]	pro forma]

Total revenue	6,948,663	6,764,255	22,051,893	22,356,076
Cost of services revenue, exclusive of depreciation
and amortization shown separately below	(2,698,350)	(3,152,457)	(8,713,024)	(10,928,652)
Cost of equipment revenue	(229,377)	(345,136)	(1,124,258)	(1,191,256)
Selling, general and administrative expenses	(7,473,520)	(7,177,256)	(22,116,151)	(21,402,449)
Stock-based compensation	(326,221)	(399,498)	(1,878,837)	(1,015,077)
Depreciation and amortization	(1,221,814)	(1,362,232)	(3,784,104)	(4,040,205)
Operating loss	(5,000,619)	(5,672,324)	(15,564,481)	(16,221,563)
Net loss	(4,967,248)	(7,677,850)	(14,210,151)	(18,793,260)
Net loss per weighted average number of common
shares outstanding – basic and diluted	(0.04)	(0.07)	(0.12)	(0.16)

In determining the pro forma amounts above, the Company made adjustments to depreciation and amortization as a result of the revised fair values of tangible and intangible assets recorded as a result of the acquisition.

4. Economic Dependence and Concentration of Credit Risk

As at September 30, 2009 and 2010, one vendor accounted for 41% of accounts payable.

For the three and nine months ended September 30, 2009, one customer accounted for 11% and 10% of revenue, respectively.  There were no significant concentrations of revenue for the three and nine months ended September 30, 2010.

5. Related Party Transactions

The Company has entered into certain transactions and agreements in the normal course of operations with related parties.  Significant related party transactions are as follows:

TransVideo International Ltd. (“TransVideo”)

TransVideo is a company controlled by the Chairman of the Board of Directors of the Company that designs and sells equipment and technology for IPTV content delivery.  STB purchases amounted to $175,000 and $263,628 and transcoder licensing fees paid amounted to zero for the three and nine months ended September 30, 2010, respectively.  STB purchases amounted to nil and $589,136 and transcoder licensing fees paid amounted to $6,000 and $50,000 for the three and nine months ended September 30, 2009, respectively.  Included in cost of equipment revenue is the cost of STBs sold of $119,803 and $308,773 for the three and nine months ended September 30, 2010, respectively.  Included in cost of equipment revenue is the cost of STBs sold of $142,000 and $740,816 for the three and nine months ended September 30, 2009, respectively [note 13].

KyLinTV, Inc. (“KyLinTV”)

KyLinTV is an IPTV company that is controlled by the Chairman of the Board of Directors of the Company.  On June 1, 2008, the Company entered into an agreement with KyLinTV to build and deliver the setup and back office operation of an IPTV service.  The Company also provides and charges KyLinTV for administrative and general corporate support.  The amounts billed for these services provided by the Company for the three and nine months ended September 30, 2010 were $104,251 and $354,360, respectively [three and nine months ended September 30, 2009 - $160,185 and $461,415, respectively].  During the three and nine months ended September 30, 2009, the Company purchased STBs from KyLinTV in the amounts of $157,500 and $307,620, respectively.  There were no comparable amounts in 2010.

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[Expressed in U.S. dollars, unless otherwise noted]
Information as at September 30, 2010 and for the three and nine months ended
September 30, 2010 and 2009 is unaudited

New York Islanders Hockey Club, L.P. (“New York Islanders”)

The Company provides IT-related professional services to the New York Islanders, a professional hockey club that is owned by the Chairman of the Board of Directors of the Company.  The Company also provides and charges the New York Islanders for various administrative services.  The amounts billed for these services provided by the Company for the three and nine months ended September 30, 2010 were $19,226.  There were no comparable amounts for 2009.

Renaissance Property Associates, LLC (“Renaissance”)

Renaissance is a real estate management company owned by the Chairman of the Board of Directors of the Company.  In June 2009, the Company signed a sublease agreement with Renaissance for office space in Plainview, New York.  Rent expense paid by the Company to Renaissance of $103,390 and $309,350, inclusive of taxes and utilities, is included in selling, general and administrative expense for the three and nine months ended September 30, 2010, respectively [three and nine months ended September 30, 2009 – $99,972 and $286,809, respectively].

Patstar, Inc. (“Patstar”)

Patstar, an investment holding company, is controlled by the Vice Chairman of the Board of Directors of the Company.  Rent expense paid to the Company by Patstar of $1,009 and $3,035 is included as a recovery in selling, general and administrative expense for the three and nine months ended September 30, 2010, respectively [three and nine months ended September 30, 2009 - $991 and $2,753, respectively].

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

The Company recognized revenue from related parties for the periods presented as follows:

	Three months		Nine months
	ended		ended
	September 30,		September 30,
	2010	2009	2010	2009
	$	$	$	$

New York Islanders	96,171	89,016	356,740	300,992
Renaissance	30,000	39,660	90,000	99,660
Smile Train	27,000	27,000	81,000	81,000
Hawaii	—	10,300	—	41,789
KyLinTV	506,395	424,315	1,473,898	1,311,715
	659,566	590,291	2,001,638	1,835,156

As at September 30, 2010 and December 31, 2009, the amounts due from (to) related parties are as follows:

			September 30,	December 31,
			2010	2009
			$	$

Renaissance			129	—
New York Islanders			(30,473)	(304)
TransVideo			(281,704)	(298,291)
KyLinTV			459,176	246,992
			147,128	(51,603)

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[Expressed in U.S. dollars, unless otherwise noted]
Information as at September 30, 2010 and for the three and nine months ended
September 30, 2010 and 2009 is unaudited

Investment in affiliate – KyLinTV

The Company records its investment in KyLinTV using the equity method.

From January 1, 2008 through February 26, 2010 the Company’s equity interest in KyLinTV was 17.1%.  On February 26, 2010, a group of private investors invested $10.0 million in KyLinTV, which reduced the Company’s equity interest to 12.2%.  Of the total $10.0 million investment, $1.0 million was invested by AvantaLion LLC, a company controlled by the Chairman of the Board of Directors of the Company.  As previously discussed, the Company also provides and charges KyLinTV for administrative and general corporate support.  Management has determined that, as a result of the 12.2% equity interest combined with the services that the Company provides KyLinTV, the Company continues to have significant influence on the operating activities of KyLinTV; therefore, the Company continues to account for its investment in KyLinTV using the equity method.

The Company’s proportionate share of the equity loss from KyLinTV has been accounted for as a charge on the Company’s consolidated statements of operations and comprehensive loss.   Due to KyLinTV’s accumulated losses, the investment was reduced to zero as at December 31, 2008.  No further charges will be recorded as the Company has no obligation to fund the losses of KyLinTV.

The results of operations and financial position of KyLinTV are summarized below:

	Three months		Nine months
	ended		ended
	September 30,		September 30,
	2010	2009	2010	2009
	$	$	$	$

Condensed income statement information:
Net sales	2,252,053	2,047,409	6,709,251	6,003,173
Net loss	(1,388,494)	(1,302,214)	(4,826,863)	(4,282,112)

			September 30,	December 31,
			2010	2009
			$	$

Condensed balance sheet information:
Current assets			8,035,422	1,924,891
Non-current assets			1,007,436	913,977
Total assets			9,042,858	2,838,868
Current liabilities			6,480,848	15,168,149
Equity (deficiency)			2,562,010	(12,329,281)
Total liabilities and equity			9,042,858	2,838,868

6. Loss per Share

Basic loss per share is computed by dividing net loss for the period by the weighted average number of common shares outstanding for the period. Diluted loss per share is computed by dividing net loss for the period by the weighted average number of common shares and dilutive potential common shares outstanding.  For the three and nine months ended September 30, 2010 and 2009, diluted earnings per share excludes the effect of potential common shares, as their inclusion would be anti-dilutive due to the losses recorded by the Company.

The following table summarizes the potential common shares that were outstanding as at September 30, 2010 and 2009 but were not included in the computation of diluted loss per share as their effect would have been anti-dilutive.

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[Expressed in U.S. dollars, unless otherwise noted]
Information as at September 30, 2010 and for the three and nine months ended
September 30, 2010 and 2009 is unaudited

	September 30,	September 30,
	2010	2009
	#	#

Stock options	11,794,103	8,286,022
Restricted share units	640	16,720
Stock appreciation rights	1,675,000	1,690,000
Warrants	19,697,500	16,197,500
Retention warrants	749,250	867,215
Class 3 Preference Shares	17,176,818	—

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

8.  Stock Option and Stock-Based Compensation Plans

The following table shows the breakdown of total stock-based compensation expense included in the Company’s interim consolidated statement of operations:

	Three months		Nine months
	ended		ended
	September 30,		September 30,
	2010	2009	2010	2009
	$	$	$	$

Stock options and warrants	281,218	160,232	1,791,866	513,447
Restricted share units	260	8,870	3,505	24,639
Stock appreciation rights	(21,226)	171,014	(99,394)	241,174
Directors’ compensation	56,875	40,750	150,125	198,908
Escrowed shares	9,094	18,632	32,737	36,909
	326,221	399,498	1,878,839	1,015,077

 On January 4, 2010, the Company granted 2,000,000 Series D Warrants to a customer of the Company that are exercisable if the customer achieves certain subscriber levels.  In accordance with ASC Topic 718, “Stock Compensation” (“ASC Topic 718”), the Company has not recorded any expense for these warrants during the three and nine months ended September 30, 2010 as the subscriber levels have not been met.

On March 19, 2010, the Company granted 1,250,000 stock options to employees of the Company with an exercise price of $0.59 that vest evenly over 48 months and expire 60 months from the date of grant.

On May 17, 2010, the Company granted 2,485,000 stock options to employees of the Company with an exercise price of $0.51 that vest evenly over 48 months and expire 60 months from the date of grant.

On June 15, 2010, the shareholders of the Company approved a resolution to extend the expiry date of 5,000,000 incentive warrants from October 20, 2010 to October 20, 2013.  In accordance with ASC Topic 718, the Company recorded an expense of $1,117,500 in selling, general and administrative, including stock-based compensation, on its consolidated statements of operations for the nine months ended September 30, 2010 to reflect this modification.

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[Expressed in U.S. dollars, unless otherwise noted]
Information as at September 30, 2010 and for the three and nine months ended
September 30, 2010 and 2009 is unaudited

9. Segmented Information

The Company operates as one reportable segment to provide end-to-end enterprise-level IPTV and other professional services.  Substantially all of Company’s revenues originate from and long-lived assets are located in the United States.

10. Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, “Income Taxes Recognition”.  There were no accrued interest and penalties associated with uncertain tax positions as of September 30, 2010 or December 31, 2009.

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

These warrants were recorded at their relative fair values at issuance and will continue to be recorded at fair value at each subsequent balance sheet date.  Any change in value between reporting periods will be recorded as other income (expense).  These warrants will continue to be reported as a liability until such time as they are exercised or expire.  The fair value of these warrants is estimated using the Black-Scholes-Merton option-pricing model.

As of January 1, 2009, the grant date fair value of these warrants in the amount of $2,464,000 was reallocated from additional paid-in capital and a derivative liability was recorded in the amount of $587,950, which was the fair value of the warrants on January 1, 2009 offset by an adjustment to accumulated deficit of $1,876,050.

As of September 30, 2010, the fair value of the warrants was determined to be zero; accordingly, the Company recorded an unrealized gain of $70,400 and $1,389,300 in other income (expense) on the consolidated statements of operations for the three and nine months ended September 30, 2010, respectively, related to the change in the fair value of these warrants.

These warrants expired on October 20, 2010.

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[Expressed in U.S. dollars, unless otherwise noted]
Information as at September 30, 2010 and for the three and nine months ended
September 30, 2010 and 2009 is unaudited

12. Redeemable Preferred Shares

On September 29, 2010, the Company issued 17,176,818 Preference Shares for CDN$0.60 per share in a private offering, for aggregate gross proceeds of $10,000,000.  Expenses related to the share issuance were $261,966.  The principal terms of the Preference Shares are as follows:

Voting rights – The Preference Shares have voting rights (one vote per share) equal to those of the Company’s common shares.

Dividend rights – The Preference Shares carry, subject to certain conditions, a fixed cumulative dividend of 8% per annum, accrued daily, compounded annually, for up to five years, and payable in cash upon a liquidation event, as well as the right to receive any dividends paid to common shares.

Conversion rights – Each holder of Preference Shares has the right to convert any or all of his or her Preference Shares, at the option of the holder, at any time, into common shares on a one-to-one basis.  In addition, the Preference Shares will automatically be converted into common shares in the event that the holders of a majority of the outstanding Preference Shares consent to such conversion.  In the event of conversion to common shares, accrued but unpaid dividends shall be paid in cash and shall not increase the number of common shares issuable upon such conversion.

Redemption rights – At any time after five years from the date of issuance, the holders of a majority of the Preference Shares may elect to have the Company redeem the Preference Shares for an amount equal to CDN$0.60 per Preference Share plus all accrued and unpaid dividends. At any time after five years from the date of issuance, the Company may, at its option, redeem the Preference Shares for an amount equal to CDN$0.60 per Preference Share plus all accrued and unpaid dividends.

Liquidation entitlement – In the event of any liquidation, dissolution or winding up of the Company, the holders of the Preference Shares shall be entitled to receive, in preference to the holders of common shares, an amount equal to the aggregate Redemption Amount (as defined in the Articles of Amendment) of all Preference Shares, together with any accrued but unpaid dividends.

Other provisions – There will be proportional adjustments for stock splits, stock dividends, recapitalizations and the like.

Accounting for Preference Shares

If certain criteria are met, companies must bifurcate conversion options from their host instruments and account for them as free-standing derivative instruments.  The Company has evaluated the conversion option on the Preference Shares and determined that the embedded conversion option should not be bifurcated.  Additionally, the Company analyzed the conversion feature and determined that the effective conversion price was higher than the market price at the date of issuance; therefore no beneficial conversion feature was recorded.  The Company has classified the Preference Shares as temporary equity because they are redeemable upon the occurrence of an event that is not solely within the control of the issuer.  As noted above, the holders of the Preference Shares may demand redemption at any time after five years from the date of issue.  The securities are carried at face value net of issuance costs.

13. Subsequent Event

On October 1, 2010, the Company consummated the acquisition of 100% of the outstanding securities of TransVideo, a manufacturer of set top boxes utilized by the Company, in exchange for 22,000,802 common shares of the Company, valued at approximately $8,765,956.  TransVideo’s passive investment in KyLinTV, an IPTV company, was not transferred as part of the transaction.  TransVideo was and KyLinTV is controlled by the Chairman of the Board of Directors of the Company.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion & Analysis (“MD&A”) of the financial condition and results of operations of NeuLion, Inc. (the “Company”, “NeuLion”, “we”, “us”, “our” and similar phrases), prepared as of November 10, 2010, should be read in conjunction with our unaudited consolidated financial statements and accompanying notes for the three and nine months ended September 30, 2010 and 2009, which have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”).  For additional information and details, readers are referred to our Annual Report on Form 10-K (“Annual Report”) for the year ended December 31, 2009, which can be found on www.sedar.com and www.sec.gov.  All dollar amounts set forth in this MD&A are in U.S. dollars (“US$” or “$”) unless stated otherwise.  As at October 29, 2010, the Bank of Canada noon rate for conversion of United States dollars to Canadian dollars (CDN$) was US$1 to CDN$1.0188.

Our MD&A is intended to enable readers to gain an understanding of our current results and financial position.  To do so, we provide information and analysis comparing the results of operations and financial position for the current period to those of the preceding comparable period.  We also provide analysis and commentary that we believe is required to assess our future prospects.  Accordingly, certain sections of this report contain forward-looking statements that are based on current plans and expectations.  These forward-looking statements are affected by risks and uncertainties that are discussed in our Annual Report, and below in the section titled “Cautions Regarding Forward-Looking Statements,” and could have a material impact on future prospects.  Readers are cautioned that actual results could vary from those forecasted in this MD&A.

Cautions Regarding Forward-Looking Statements

This MD&A contains certain forward-looking statements that reflect management’s expectations regarding our growth, results of operations, performance and business prospects and opportunities.

Statements about our future plans and intentions, results, levels of activity, performance, goals or achievements or other future events constitute forward-looking statements.  Wherever possible, words such as “may,”  “will,”  “should,”  “could,”  “expect,”  “plan,”  “intend,”  “anticipate,” “believe,” “estimate,” “predict,” or “potential” or the negative or other variations of these words, or similar words or phrases, have been used to identify these forward-looking statements.  These statements reflect management’s current beliefs and are based on information available to management as at the date hereof.

Forward-looking statements involve significant risk, uncertainties and assumptions. Many factors could cause actual results, performance or achievements to differ materially from the results discussed or implied in the forward-looking statements. These factors should be considered carefully and readers should not place undue reliance on the forward-looking statements. Although the forward-looking statements contained in this MD&A are based upon what management believes to be reasonable assumptions, we cannot assure readers that actual results will be consistent with these forward-looking statements. These forward-looking statements are made as of the date of this MD&A and we assume no obligation to update or revise them to reflect new events or circumstances, except as required by law. Many factors could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements that may be expressed or implied by such forward-looking statements, including: our ability to integrate the operations of TransVideo International Ltd. (“TransVideo”) with our own; our ability to increase revenue; general economic and market segment conditions; our customers’ subscriber levels; the financial health of our customers;  our ability to pursue and consummate acquisitions in a timely manner; our continued relationships with our channel partners; our inability to negotiate favorable terms for contract renewals, competitor activity; product capability and acceptance rates; technology changes; and international risk; and currency exchange.  In addition, while we expect our content partners and those of our subsidiaries to continue and expand their relationship with each of us, there can be no assurance that such relationships will continue as expected, or at all. A more detailed assessment of the risks that could cause actual results to materially differ from current expectations is contained in the “Risk Factors” section of our Annual Report available on www.sedar.com and www.sec.gov.

RECENT DEVELOPMENTS

On September 29, 2010, we completed a private placement of $10.0 million of Class 3 Preference Shares (the “Preference Shares”).  The private placement was made to a limited partnership in which Charles B. Wang, the Chairman of the Board of Directors of the Company, and David Kronfeld, another one of our directors, hold ownership interests and to a trust affiliated with Gabriel A. Battista, another one of our directors.  The Preference Shares were priced at CDN$0.60 per share.  The Preference Shares bear certain rights, preferences, privileges and restrictions including, as and when duly declared by our Board of Directors, the right to receive fixed preferential cumulative dividends at the rate of 8% per annum for a period of five years from issuance as provided in our Articles of Incorporation, as amended.  The proceeds of the private placement will be used for general working capital purposes.

On October 1, 2010, we consummated the acquisition of all of the outstanding securities of TransVideo, a manufacturer of set top boxes utilized by us, in exchange for 22,000,802 of our common shares.  TransVideo’s passive investment in KyLinTV, Inc. (“KyLinTV”), an IPTV company, was not transferred as part of the transaction.  TransVideo was and KyLinTV is controlled by the Chairman of the Board of Directors of the Company.

On October 14, 2010, the Company and The National Basketball Association (“NBA”) announced that we had entered into a services agreement to enhance NBA LEAGUE PASS International, the NBA’s live-game subscription service.  Our technology and services will be utilized to provide fans in more than 200 countries and territories with access to a full season of live NBA games on NBA.com, that can also for the first time, be viewed on select mobile devices.

OVERVIEW

We are a leading Internet Protocol (“IP”) television company, that provides end-to-end IPTV services. “IPTV” refers to the distribution over an IP network of streamed audio, video and other multimedia content, similar to television programming content, using industry-standard streaming protocols. We build and manage private networks for content owners and aggregators (our content partners) that are used to stream content, including live and on-demand sports and international and variety programming, which we then deliver to subscribers and pay-per-view customers for viewing on Internet-connected browser-based devices such as personal computers, laptops and mobile devices and on standard television sets through Internet-connected set top boxes (“STBs”).  Our main business objective is to enter into agreements with companies seeking to reach target audiences through their own private networks and to provide complete IPTV services to these companies. We also acquire the rights to certain sports and international content from television broadcasters (our channel partners), which we then stream to end users through our own private networks.

Our business model has evolved from a professional IT services and international programming provider to an end-to-end provider of IPTV services.  By “end-to-end provider of IPTV services,” we mean that we provide the following services:

•	content management — encoding and transcoding various digital and analog TV and video formats;

•	subscriber management — managing subscriber access and control of subscriber accounts;

•	digital rights management — preserving the integrity of the content and protecting it from unauthorized access;

•	billing services — enabling customers to view subscription accounts, and providing pay-per-view transactional billing and payment processing;

•	delivery — delivering streamed audio, video and other multimedia content anywhere, anytime through the Company’s IPTV service and infrastructure; and

•	advertising insertion.

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

Our B2C relationships are individual consumer oriented. We have signed content distribution agreements with our channel partners and content partners in exchange for revenue share or royalty payments to such partners. We then market the content on one (or more) of the proprietary targeted websites that we have developed which are focused on a specific diaspora community, as well as on the general Company website for purchase by an end user. We often aggregate the content into bundles or packages of similar interest (e.g. Talfazat for the Middle East community; TV-Desi for the South Asian community). We incur marketing expenses in promoting the availability of such content.

The United States and Canada are the principal markets in which our sales occur.

Products and Services

Sports programming

Through our comprehensive end-to-end IPTV solution, we provide our sports programming content partners with the ability to deliver live and on-demand content. We maintain distribution and technology services agreements with leading professional and collegiate sports properties as well as with the sports network ESPN. Amongst professional sports leagues, NeuLion counts the National Football League (NFL), the National Hockey League (NHL), the NBA, Major League Soccer (MLS) and the American Hockey League (AHL) as clients. Through our acquisition of Interactive Netcasting Systems Inc. (“INSINC”), a provider of sports, government and entertainment webcasting services, we expanded our portfolio of sports content partners to include the Western Hockey League (WHL), the Ontario Hockey League (OHL), the Central Hockey League (CHL), the British Columbia Hockey League (BCHL), the Central Canadian Hockey League (CCHL), the Alberta Junior Hockey League (AJHL), the Central Junior Hockey League (CJHL) and the Canadian Football League (CFL).

We also operate our own portfolio of sports-oriented websites, including Cycling.tv, CollegeSportsDirect.com and select World Cup soccer properties. On the collegiate level, we are a premier partner for National Collegiate Athletic Association (NCAA) colleges and universities, with agreements in place with approximately 155 colleges, universities or related sites.

Ethnic/international and specialty programming

The Company also offers what is referred to in the industry as “ethnic television,” which we define as programming directed at a specific diaspora community, as determined by a shared nationality, language or culture, and generally excluding communities for which English is the primary language. We have license agreements directly with channel partners representing approximately 165 channels from 45 countries that give us rights to stream, predominantly on an exclusive world-wide basis, the channel partners’ live linear television feeds over the public Internet using our proprietary private networks such as Talfazat and TV-Desi.

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

Both of our distribution methods take advantage of an open IPTV network, the public Internet. As a result, content we deliver is available globally and is potentially unlimited in breadth.

Revenue

We earn revenue in two broad categories: services revenue and equipment revenue. Services revenue includes subscriber revenue, eCommerce revenue and technology revenue. Equipment revenue includes the sale and shipping of STBs. Our revenue streams are described in detail below under the heading “OPERATIONS.”

Overall Performance — Three months ended September 30, 2010 vs Three months ended September 30, 2009

We use the term “organic” to refer to the period-over-period changes in our revenues and expenses, excluding the revenues and expenses of INSINC.  This permits readers to better compare current year and prior year revenues and expenses, and to understand changes that have occurred, without regard to the effect of the acquisition of INSINC.

Highlights

➢	Services Revenue, which is our recurring revenue stream, increased by $1.0 million, or 18%, as compared to the same period one year ago.

➢	Cost of Services Revenue, exclusive of depreciation and amortization, decreased by $0.2 million, or 6%, as compared to the same period one year ago.

Overview

Revenue for the three months ended September 30, 2010 was $6.9 million, an increase of $0.9 million, or 15%, from $6.0 million for the three months ended September 30, 2009.  The revenue growth of $0.9 million was due to the following:

•      organic growth of $0.4 million; and
•      revenue from INSINC of $0.5 million.

The organic revenue growth of $0.4 million was due to an increase in our services revenue of $0.6 million offset by a decrease in our equipment revenue of $0.2 million.

Our net loss for the three months ended September 30, 2010 was $5.0 million, or a loss of $0.04 per basic and diluted common share, compared with a net loss of $7.5 million, or a loss of $0.07 per basic and diluted common share, for the three months ended September 30, 2009.  The decrease in net loss of $2.5 million, or 33%, was due to the following:

•	an increase in total revenue of $0.9 million;
•	a decrease in cost of revenue, exclusive of depreciation and amortization of $0.3 million;
•	a decrease in stock-based compensation of $0.1 million (non-cash item); and
•
an unrealized gain on derivative of $0.1 million for the three months ended September 30, 2010 as compared to a $2.2 million loss on derivative for the three months ended September 30, 2009 (non-cash item).

Offset by the following:

•	an increase in selling, general and administrative expenses, excluding stock-based compensation of $0.7 million;
•	an increase in depreciation and amortization of $0.2 million (non-cash item);
•	a decrease in investment income of $0.1 million; and
•	a nominal foreign exchange loss for the three months ended September 30, 2010 as compared to a $0.1 million foreign exchange gain for the three months ended September 30, 2009.

On a pro forma basis, as if the acquisition of INSINC had occurred on January 1, 2009, revenue increased from $6.8 million for the three months ended September 30, 2009 to $6.9 million for the three months ended September 30, 2010.  Our pro forma net loss for the three months ended September 30, 2010 was $5.0 million, or a loss of $0.04 per basic and diluted common share, compared with a pro forma net loss for the three months ended September 30, 2009 of $7.7 million, or a loss of $0.07 per basic and diluted common share.   The decrease in net loss of $2.7 million, or 35% on a pro forma basis, was due to the following:

•	an increase in total revenue of $0.1 million;
•	a decrease in cost of revenue, exclusive of depreciation and amortization of $0.5 million;
•	a decrease in stock-based compensation of $0.1 million (non-cash item);
•	a decrease in depreciation and amortization of $0.2 million (non-cash item); and
•
an unrealized gain on derivative of $0.1 million for the three months ended September 30, 2010 as compared to a $2.2 million loss on derivative for the three months ended September 30, 2009 (non-cash item).

Offset by the following:

•	an increase in selling, general and administrative expenses, excluding stock-based compensation of $0.3 million;
•	a decrease in investment income of $0.1 million; and
•	a nominal foreign exchange loss for the three months ended September 30, 2010 as compared to a $0.1 million foreign exchange gain for the three months ended September 30, 2009.

Our non-GAAP Adjusted EBITDA loss (as defined below) was $3.5 million for the three months ended September 30, 2010 compared with a non-GAAP Adjusted EBITDA loss of $4.0 million for the three months ended September 30, 2009.  The improvement in non-GAAP Adjusted EBITDA loss was due to the impact of the items noted in the actual net loss discussion above.  On a pro forma basis, our non-GAAP Adjusted EBITDA loss increased from a loss of $3.9 million for the three months ended September 30, 2009 to a loss of $4.0 million for the three months ended September 30, 2010.  The increase in non-GAAP Adjusted EBITDA loss was due to the impact of the items noted in the pro forma net loss discussion above.

We report non-GAAP Adjusted EBITDA loss because it is a key measure used by management to evaluate our results and make strategic decisions about the Company, including potential acquisitions.  Non-GAAP Adjusted EBITDA loss represents net loss before interest, income taxes, depreciation and amortization, stock-based compensation, unrealized gain/loss on derivatives, investment income and foreign exchange gain/loss.   This measure does not have any standardized meaning prescribed by U.S. GAAP and therefore is unlikely to be comparable to the calculation of similar measures used by other companies, and should not be viewed as an alternative to measures of financial performance or changes in cash flows calculated in accordance with U.S. GAAP.

The reconciliation from net loss to non-GAAP Adjusted EBITDA loss is as follows:

	Three months ended September 30,
			Pro forma
	2010	2009	2009
	$	$	$

Net loss	(4,967,248)	(7,463,951)	(7,677,850)

Add back:
Depreciation and amortization	1,221,814	1,043,902	1,362,232
Stock-based compensation	326,221	399,498	399,498
Unrealized (gain) loss on derivative	(70,400)	2,229,150	2,229,150
Investment income and foreign exchange gain/loss	37,029	(173,613)	(223,624)

Non-GAAP Adjusted EBITDA loss	(3,452,584)	(3,965,014)	(3,910,594)

Overall Performance — Nine months ended September 30, 2010 vs Nine months ended September 30, 2009

We use the term “organic” to refer to the period-over-period changes in our revenues and expenses, excluding the revenues and expenses of INSINC.  This permits readers to better compare current year and prior year revenues and expenses, and to understand changes that have occurred, without regard to the effect of the acquisition of INSINC.

Highlights

➢	Services Revenue, which is our recurring revenue stream, increased by $3.1 million, or 17%, as compared to the same period one year ago.

➢	Cost of Services Revenue, exclusive of depreciation and amortization, decreased by $0.5 million, or 5%, as compared to the same period one year ago.

Overview

Revenue for the nine months ended September 30, 2010 was $22.1 million, an increase of 16% from $19.1 million for the nine months ended September 30, 2009.  The revenue growth of $3.0 million was due to the following:

•	organic growth of $0.9 million; and
•	revenue from INSINC of $2.1 million.

The organic revenue growth of $0.9 million was due to an increase in our services revenue of $1.0 million offset by a decrease in our equipment revenue of $0.1 million.

Our net loss for the nine months ended September 30, 2010 was $14.2 million, or a loss of $0.12 per basic and diluted common share, compared with a net loss of $18.2 million, or a loss of $0.16 per basic and diluted common share, for the nine months ended September 30, 2009.  The improvement in net loss of $4.0 million, or 22%, was due to the following:

•	an increase in total revenue of $3.0 million;
•	a decrease in cost of revenue, exclusive of depreciation and amortization of $0.5 million; and
•
an unrealized gain on derivative of $1.4 million for the nine months ended September 30, 2010 as compared to a $3.0 million loss on derivative for the nine months ended September 30, 2009 (non-cash item).

Offset by the following:

•	an increase in selling, general and administrative expenses, excluding stock-based compensation of $1.9 million;
•	an increase in stock-based compensation of $0.9 million (non-cash item);
•	a foreign exchange loss of $0.1 for the nine months ended September 30, 2010 as compared to a $0.1 million foreign exchange gain for the nine months ended September 30, 2009;
•	a decrease in investment income of $0.2 million; and
•	an increase in depreciation and amortization of $0.7 million (non-cash item).

On a pro forma basis, as if the acquisition of INSINC had occurred on January 1, 2009, revenue decreased from $22.4 million for the nine months ended September 30, 2009 to $22.1 million for the nine months ended September 30, 2010.  Our pro forma net loss for the nine months ended September 30, 2010 was $14.2 million, or a loss of $0.12 per basic and diluted common share, as compared to a pro forma net loss of $18.8 million for the nine months ended September 30, 2009, or a loss of $0.16 per basic and diluted common share.   The improvement in net loss of $4.6 million, or 24%, on a pro forma basis was due to the following:

•	a decrease in cost of revenue, exclusive of depreciation and amortization of $2.2 million;
•	a decrease in depreciation and amortization of $0.2 million (non-cash item); and
•
an unrealized gain on derivative of $1.4 million for the nine months ended September 30, 2010 as compared to a $3.0 million loss on derivative for the nine months ended September 30, 2009 (non-cash item).

Offset by the following:

•	a decrease in total revenue of $0.3 million;
•	an increase in selling, general and administrative expenses, excluding stock-based compensation of $0.7 million;
•	an increase in stock-based compensation of $0.9 million (non-cash item);
•	a decrease in foreign exchange loss of $0.1 million; and
•	a decrease in investment income of $0.2 million.

Our non-GAAP Adjusted EBITDA loss (as defined below) was $9.9 million for the nine months ended September 30, 2010 compared with a non-GAAP Adjusted EBITDA loss of $11.4 million for the nine months ended September 30, 2009.  The improvement in non-GAAP Adjusted EBITDA loss is due to the impact of the items noted in the actual net loss discussion above.  On a pro forma basis, our non-GAAP Adjusted EBITDA loss improved from a loss of $11.2 million for the nine months ended September 30, 2009 to a loss of $9.9 million for the nine months ended September 30, 2010.  The improvement in non-GAAP Adjusted EBITDA loss is due to the impact of the items noted pro forma net loss discussion above.

We report non-GAAP Adjusted EBITDA loss because it is a key measure used by management to evaluate our results and make strategic decisions about the Company, including potential acquisitions.  Non-GAAP Adjusted EBITDA loss represents net loss before interest, income taxes, depreciation and amortization, stock-based compensation, unrealized loss on derivatives, investment income and foreign exchange gain.   This measure does not have any standardized meaning prescribed by U.S. GAAP and therefore is unlikely to be comparable to the calculation of similar measures used by other companies, and should not be viewed as an alternative to measures of financial performance or changes in cash flows calculated in accordance with U.S. GAAP.

The reconciliation from net loss to non-GAAP Adjusted EBITDA loss is as follows:

	Nine months ended September 30,
			Pro forma
	2010	2009	2009
	$	$	$

Net loss	(14,210,151)	(18,185,960)	(18,793,260)

Add back:
Depreciation and amortization	3,784,104	3,095,597	4,040,205
Stock-based compensation	1,878,837	1,015,077	1,015,077
Unrealized (gain) loss on derivative	(1,389,300)	3,038,200	3,038,200
Investment income and foreign exchange gain/loss	34,970	(365,855)	(466,503)

Non-GAAP Adjusted EBITDA loss	(9,901,540)	(11,402,941)	(11,166,281)

OPERATIONS

Revenue

We earn revenue in two broad categories:

(i)	Services revenue, which includes:

	•	Subscriber revenue, which is recognized over the period of service or usage;

	•	eCommerce revenue, which is recognized as the service is performed; and

	•	Technology revenue, which consists of the set up and transcoder revenue and is recognized over the life of the contract.

(ii)
Equipment revenue, which consists of the sale of STBs to content partners and/or end users to enable the end user to receive the content over the Internet and display the signal on a television and is recognized when title to an STB passes to the customer.  Shipping revenue is included in equipment revenue.

Cost and Expenses

Cost of services revenue

Cost of services revenue primarily consists of:

•	Cost of subscriber revenue, which consists of :
•	royalty payments;
•	network operating costs;
•	bandwidth usage fees; and
•	colocation fees.

•	Cost of eCommerce revenue, which consists of:
•	merchandising, donor and ticket sales, which has no associated cost – revenue is booked on a net basis; and
•	cost of advertising revenue, which is subject to revenue shares with the content provider.

•	Cost of technology revenue, which consists of:
•	third-party transcoder licenses purchased; and
•	maintenance costs for transcoders.

Cost of equipment revenue

Cost of equipment revenue primarily consists of purchases from TransVideo and Tatung Technology Incorporation of STB products and parts for resale to customers.  Shipping costs are included in cost of equipment revenue.

Selling, general and administrative expenses, including stock-based compensation

Selling, general and administrative (“SG&A”) costs, including stock-based compensation, include:

•	Wages and benefits – represents compensation for our full-time and part-time employees as well as fees for consultants who are used by us from time to time;

•
Stock-based compensation – we estimate the fair value of our options, warrants and stock appreciation rights (“Convertible Securities”) for financial accounting purposes using the Black-Scholes-Merton model, which requires a number of subjective assumptions, including assumptions about the expected life of the Convertible Securities, risk-free interest rates, dividend rates, forfeiture rates and the future volatility of the price of our common shares.   The estimated fair value of the Convertible Securities is expensed over the vesting period, which is normally four years, with the Convertible securities vesting in equal amounts each month.  However, our Board of Directors has the discretion to grant options with different vesting periods;

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

SELECTED INTERIM INFORMATION

The selected interim consolidated financial information set out below for our eight most recently completed quarters has been derived from our unaudited interim consolidated financial statements and accompanying notes posted on www.sedar.com and www.sec.gov.  Readers should read the following information in conjunction with those statements and related notes.

(Unaudited)

	Three months ended
	2010			2009				2008
	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,	December 31,
	$	$	$	$	$	$	$	$
Income Statement Data:
Revenue	6,948,663	7,258,735	7,844,495	8,995,911	6,061,302	6,462,438	6,574,026	5,807,550
Cost of revenue	2,927,727	3,190,458	3,719,097	4,024,350	3,224,838	3,293,481	3,844,483	3,205,272
Net loss for the period	(4,967,248)	(5,731,101)	(3,511,802)	(1,454,962)	(7,463,951)	(4,928,130)	(5,793,878)	(7,223,468)
Basic and diluted loss per share	(0.04)	(0.05)	(0.03)	(0.01)	(0.07)	(0.04)	(0.05)	(0.13)

The selected interim information for the period from the fourth quarter of 2008 (subsequent to October 20, 2008) through the third quarter of 2010 represents income statement data for NeuLion.  For the fourth quarter of 2008 (prior to October 20, 2008), the selected interim information represents income statement data for NeuLion USA, Inc., our wholly owned subsidiary, prior to the merger between NeuLion and NeuLion USA, Inc.

The selected interim information for the period from the fourth quarter of 2009 (subsequent to October 31, 2009) through the third quarter of 2010 includes income statement data for INSINC.   For the period from the fourth quarter of 2008 to the fourth quarter of 2009 (prior to October 31, 2009), the selected interim information excludes income statement data for INSINC.

The fourth quarter of 2008 net loss includes a non-cash impairment charge of $1.0 million. This non-cash impairment charge was not incurred in the comparative periods.

From the first quarter of 2009 to the third quarter of 2010, net losses include a non-cash loss (gain) on derivative charge of $0.5 million, $0.3 million, $2.2 million, $(2.2) million, $(1.0) million, $(0.3) million, and $(0.1) million respectively. These non-cash losses (gains) on derivative were not incurred in comparative periods.

 RESULTS OF OPERATIONS

 Comparison of Three Months Ended September 30, 2010 to Three Months Ended September 30, 2009

Our consolidated financial statements for the three months ended September 30, 2010 and 2009 have been prepared in accordance with U.S. GAAP.

(Unaudited)
	2010	2009	Change
	$	$	%
Revenue
Services revenue	6,718,427	5,705,639	18%
Equipment revenue	230,236	355,663	-35%
	6,948,663	6,061,302	15%

Costs and expenses
Cost of services revenue, exclusive of depreciation
and amortization shown separately below	2,698,350	2,879,702	-6%
Cost of equipment revenue	229,377	345,136	-34%
Selling, general and administrative, including
stock-based compensation	7,799,741	7,200,976	8%
Depreciation and amortization	1,221,814	1,043,902	17%
	11,949,282	11,469,716	4%
Operating loss	(5,000,619)	(5,408,414)	-8%

Other income (expense)
Unrealized gain (loss) on derivative	70,400	(2,229,150)	-103%
(Loss) gain on foreign exchange	(40,297)	57,358	-170%
Investment income	3,268	116,255	-97%
	33,371	(2,055,537)	-102%
Net and comprehensive loss for the period	(4,967,248)	(7,463,951)	-33%

We use the term “organic” to refer to the period-over-period changes in our revenues and expenses, excluding the revenues and expenses of INSINC.  This permits readers to better compare current year and prior year revenues and expenses, and to understand changes that have occurred, without regard to the effect of the acquisition of INSINC.

Revenue

Services revenue

Services revenue includes revenue from subscribers, eCommerce and technology services.  Services revenue increased from $5.7 million for the three months ended September 30, 2009 to $6.7 million for the three months ended September 30, 2010.  The $1.0 million increase was due to the acquisition of INSINC, which accounted for $0.5 million of services revenue, and to organic growth of $0.5 million.

Subscriber revenue increased from $4.0 million for the three months ended September 30, 2009 to $4.5 million for the three months ended September 30, 2010.  The increase was due to organic growth of $0.5 million, of which $0.2 million was from new customers.

eCommerce revenue was $0.9 million for each of the three months ended September 30, 2009 and September 30, 2010.

Technology revenue increased from $0.8 million for the three months ended September 30, 2009 to $1.3 million for the three months ended September 30, 2010.  The increase was due to the acquisition of INSINC, which accounted for $0.5 million of technology revenue.

Equipment revenue

Equipment revenue decreased from $0.4 million for the three months ended September 30, 2009 to $0.2 million for the three months ended September 30, 2010.  The $0.2 million decrease in equipment revenue was the result of fewer customers purchasing STBs.

Costs and Expenses

Cost of services revenue

Cost of services revenue decreased from $2.9 million, or 51%, of services revenue for the three months ended September 30, 2009 to $2.7 million, or 40%, of services revenue for the three months ended September 30, 2010, despite an increase in services revenue of $1.1 million, or 19%.  Included in cost of services revenue is $0.2 million from INSINC.  The decrease of $0.2 million and the 11% improvement (as a percentage of services revenue) primarily relate to negotiated lower rates on bandwidth costs.

Cost of equipment revenue

Cost of equipment revenue decreased from $0.3 million for the three months ended September 30, 2009 to $0.2 million for the three months ended September 30, 2010 due to decreased equipment sales.  Cost of equipment revenue is directly variable with changes in equipment revenue.  Cost of equipment revenue as a percentage of equipment revenue increased from 97% for the three months ended September 30, 2009 to 100% for the three months ended September 30, 2010 due to increased shipping costs related to TV-Desi and Talfazat rental STBs.

Selling, general and administrative, including stock-based compensation

Selling, general and administrative, including stock-based compensation, increased from $7.2 million for the three months ended September 30, 2009 to $7.8 million for the three months ended September 30, 2010.  INSINC comprised $0.4 million of the total expense for the three months ended September 30, 2010.  The individual variances are as follows:

•
Wages and benefits increased from $4.7 million for the three months ended September 30, 2009 to $4.9 million for the three months ended September 30, 2010.  INSINC comprised $0.3 million of total wages and benefits increase for the period.

•	Stock-based compensation expense decreased from $0.4 million for the three months ended September 30, 2009 to $0.3 million for the three months ended September 30, 2010.

•	Marketing expenses decreased from $0.3 million for the three months ended September 30, 2009 to $0.2 million for the three months ended September 30, 2010.

•	Professional fees decreased from $0.5 million for the three months ended September 30, 2009 to $0.4 million for the three months ended September 30, 2010.

•
Other SG&A expenses increased from $1.3 million for the three months ended September 30, 2009 to $2.0 million for the three months ended September 30, 2010.  The increase was primarily due to a $0.6 million reserve for an other receivable.

Depreciation and amortization

Depreciation and amortization increased from $1.0 million for the three months ended September 30, 2009 to $1.2 million for the three months ended September 30, 2010.   The increase was due to the amortization of INSINC’s acquired fixed and intangible assets.

Unrealized gain on derivative

Unrealized gain on derivative decreased from a loss of $2.2 million for the three months ended September 30, 2009 to a gain of $0.1 million for the three months ended September 30, 2010.   We adopted ASC 815-40 effective January 1, 2009, which required us to record at fair value all Convertible Securities denominated in a currency other than our functional currency.  On January 1, 2009, the grant date fair value of 11,000,000 warrants denominated in Canadian dollars of $2.5 million was reallocated from additional paid-in capital and a derivative liability was recorded in the amount of $0.6 million with an adjustment to opening accumulated deficit of $1.9 million.  The difference between the fair value at September 30, 2010 of zero and the fair value at June 30, 2010 of $0.1 million resulted in an unrealized gain on derivative of $0.1 million.

These warrants have been recorded at their relative fair values at issuance, determined using the Black-Scholes-Merton model.  Any change in value between reporting periods has been recorded as other income (expense).

These warrants expired on October 20, 2010.

 Comparison of Nine Months Ended September 30, 2010 to Nine Months Ended September 30, 2009

Our consolidated financial statements for the nine months ended September 30, 2010 and 2009 have been prepared in accordance with U.S. GAAP.

(Unaudited)
	2010	2009	Change
	$	$	%
Revenue
Services revenue	20,874,118	17,778,374	17%
Equipment revenue	1,177,775	1,319,393	-11%
	22,051,893	19,097,767	15%

Costs and expenses
Cost of services revenue, exclusive of depreciation
and amortization shown separately below	8,713,024	9,171,546	-5%
Cost of equipment revenue	1,124,258	1,191,257	-6%
Selling, general and administrative, including
stock-based compensation	23,994,988	21,152,982	13%
Depreciation and amortization	3,784,104	3,095,597	22%
	37,616,374	34,611,382	9%
Operating loss	(15,564,481)	(15,513,615)	0%

Other income (expense)
Unrealized gain (loss) on derivative	1,389,300	(3,038,200)	-146%
(Loss) gain on foreign exchange	(69,250)	104,575	-166%
Investment income	34,280	261,280	-87%
	1,354,330	(2,672,345)	-151%
Net and comprehensive loss for the period	(14,210,151)	(18,185,960)	-22%

We use the term “organic” to refer to the period-over-period changes in our revenues and expenses, excluding the revenues and expenses of INSINC.  This permits readers to better compare current year and prior year revenues and expenses, and to understand changes that have occurred, without regard to the effect of the acquisition of INSINC.

Revenue

Services revenue

Services revenue includes revenue from subscribers, eCommerce and technology services.  Services revenue increased from $17.8 million for the nine months ended September 30, 2009 to $20.9 million for the nine months ended September 30, 2010.  The increase of $3.1 million was due to the acquisition of INSINC, which accounted for $2.1 million of services revenue, coupled with organic growth of $1.0 million.

Subscriber revenue increased from $12.5 million for the nine months ended September 30, 2009 to $14.1 million for the nine months ended September 30, 2010.  The increase of $1.6 million was due to the acquisition of INSINC, which accounted for $0.5 million, coupled with organic growth of $1.1 million, of which $0.5 million was from new customers.

eCommerce revenue increased from $2.5 million for the nine months ended September 30, 2009 to $2.7 million for the nine months ended September 30, 2010.   The increase of $0.2 million was due to an increase in ticketing revenue.

Technology services revenue increased from $2.8 million for the nine months ended September 30, 2009 to $4.1 million for the nine months ended September 30, 2010.  The increase was due to the acquisition of INSINC, which accounted for $1.6 million of services revenue, coupled with an organic decline of $0.3 million.

Equipment revenue

Equipment revenue decreased from $1.3 million for the nine months ended September 30, 2009 to $1.2 million for the three months September 30, 2010.

Costs and Expenses

Cost of services revenue

Cost of services revenue decreased from $9.2 million, or 52%, of services revenue for the nine months ended September 30, 2009 to $8.7 million, or 42%, of services revenue for the nine months ended September 30, 2010, despite an increase in services revenue of $3.1 million, or 17%.  Included in cost of services revenue is $0.7 million from INSINC.  The decrease of $0.5 million and the 10% improvement (as a percentage of services revenue) primarily relate to negotiated lower rates on bandwidth costs.

Cost of equipment revenue

Cost of equipment revenue decreased from $1.2 million for the nine months ended September 30, 2009 to $1.1 million for the nine months ended September 30, 2010.  Cost of equipment revenue is directly variable with changes in equipment revenue.  Cost of equipment revenue as a percentage of equipment revenue increased from 90% for the nine months ended September 30, 2009 to 95% for the nine months ended September 30, 2010 due to increased shipping costs related to TV-Desi and Talfazat rental STBs.

Selling, general and administrative, including stock-based compensation

Selling, general and administrative, including stock-based compensation, increased from $21.1 million for the nine months ended September 30, 2009 to $24.0 million for the nine months ended September 30, 2010.  INSINC comprised $1.4 million of the total $2.9 million increase.  The individual variances are as follows:

•
Wages and benefits increased from $14.7 million for the nine months ended September 30, 2009 to $15.2 million for the nine months ended September 30, 2010.  INSINC comprised $1.0 million of the increase in total wages and benefits for the period.  The organic decrease of $0.5 million was due to a decrease in headcount.

•
Stock-based compensation expense increased from $1.0 million for the nine months ended September 30, 2009 to $1.9 million for the nine months ended September 30, 2010.  The $0.9 million increase primarily relates to the modification of 5,000,000 incentive warrants.  On June 15, 2010, our shareholders approved a resolution to extend the expiry date of 5,000,000 incentive warrants from October 20, 2010 to October 20, 2013.  In accordance with ASC Topic 718, the Company recorded an expense of $1.1 million as a result of this modification.

•	Marketing expenses were $0.8 million for each of the nine months ended September 30, 2009 and 2010.

•
Professional fees increased from $1.1 million for the nine months ended September 30, 2009 to $1.8 million for the nine months ended September 30, 2010.  The increase primarily represents legal fees and valuation services provided in connection with the acquisition of TransVideo.

•
Other SG&A expenses increased from $3.5 million for the nine months ended September 30, 2009 to $4.3 million for the nine months ended September 30, 2010.  INSINC accounted for $0.4 million of the total for the current period.  The organic increase of $0.4 million was primarily the result of a $0.6 million reserve for an other receivable offset by decreases in travel and office-related expenses.

Depreciation and amortization

Depreciation and amortization increased from $3.1 million for the nine months ended September 30, 2009 to $3.8 million for the nine months ended September 30, 2010.   The increase was due to the amortization of INSINC’s acquired fixed and intangible assets.

Unrealized gain on derivative

Unrealized gain on derivative decreased from a loss of $3.0 million for the nine months ended September 30, 2009 to a gain of $1.4 million for the nine months ended September 30, 2010.   The Company adopted ASC 815-40 effective January 1, 2009, which required the Company to record at fair value all Convertible Securities denominated in a currency other than the Company’s functional currency.  On January 1, 2009, the grant date fair value of 11,000,000 warrants denominated in Canadian dollars of $2.5 million was reallocated from additional paid-in capital and a derivative liability was recorded in the amount of $0.6 million with an adjustment to opening accumulated deficit of $1.9 million.  The difference between the fair value at September 30, 2010 of zero and the fair value at December 31, 2009 of $1.4 million resulted in an unrealized gain on derivative of $1.4 million.

These warrants have been recorded at their relative fair values at issuance, determined using the Black-Scholes-Merton model.  Any change in value between reporting periods has been recorded as other income (expense).

These warrants expired on October 20, 2010.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 30, 2010, our cash position increased by $0.2 million.  We used $8.3 million to fund operations, which included working capital changes of $0.9 million.   Additionally, we received $10.0 million in a private placement and spent $1.5 million to purchase fixed assets.

As of September 30, 2010, our principal sources of liquidity included cash and cash equivalents of $13.2 million and trade accounts receivable of $2.0 million.  On July 29, 2010, we entered into an agreement with a U.S. bank to provide for a short-term credit facility of $2.0 million, bearing an interest rate of the London Interbank Offered Rate (“LIBOR”) plus 2.5%, repayable in full on or before October 1, 2010.  On October 1, 2010, this agreement expired without us having drawn on the credit facility.   Additionally, we closed a $10.0 million private placement of our Preference Shares on September 29, 2010; we will use these funds for general working capital purposes (see “Recent Developments”).  We continue to closely monitor our cash balances to ensure that we have sufficient cash on hand to meet our operating needs.  Management believes that we have sufficient liquidity to meet our working capital and capital expenditure requirements for the next twelve months.

At September 30, 2010, approximately 90% of our cash and cash equivalents were held in bank accounts with a U.S. bank that received an A- rating by Standard and Poors and an A2 rating by Moody’s, and 6% of our cash and cash equivalents were held in bank accounts with two of the top five Canadian commercial banks.  The Company believes that these U.S. and Canadian financial institutions are secure notwithstanding the current global economy and that we will be able to access the remaining balance of bank deposits as these deposits are with large reputable banks.  Our investment policy is to invest in low-risk short-term investments which are primarily term deposits.  We have not had a history of any defaults on these term deposits, nor do we expect any in the future given the short term to maturity of these investments.

 Our business is still in its early stages, with only a few years of operating history.  From our inception, we have incurred substantial net losses and have an accumulated deficit of $58.0 million; management expects these losses to continue in the short term.  We continue to review our operating structure to maximize revenue opportunity, further reduce costs and achieve profitability.  Based on our current business plan and internal forecasts, and considering the risks that are present in the current global economy, we believe that our cash on hand will be sufficient to meet our working capital and operating cash requirements for the next twelve months.  However, we will require expenditures of significant funds for marketing, building our subscriber management systems, programming and website development, maintaining adequate video streaming and database software, pursuing and maintaining channel distribution agreements with our channel partners, fees relating to acquiring and maintaining Internet streaming rights to our content and the construction and maintenance of our delivery infrastructure and office facilities.  Cash from operations could be affected by various risks and uncertainties, including, but not limited to, the risks detailed herein or incorporated by reference in our Annual Report on Form 10-K in the section titled “Risk Factors.”  If our actual cash needs are greater than forecasted and if cash on hand is insufficient to meet our working capital and cash requirements for the next twelve months, we will require outside capital in addition to cash flow from operations in order to fund our business.  Our short operating history, our current lack of profitability and the prolonged upheaval in the capital markets could each or all be factors that might negatively impact our ability to obtain outside capital on reasonable terms, or at all.  If we were ever unable to obtain needed capital, we would reevaluate and reprioritize our planned capital expenditures and operating activities.  We cannot assure you that we will ultimately be able to generate sufficient revenue or reduce our costs in the anticipated time frame to become profitable and have sustainable net positive cash flows.

Working Capital Requirements

Our net working capital at September 30, 2010 was $0.7 million, a decrease of $0.3 million from the December 31, 2009 net working capital of $1.0 million.  Included in current liabilities at September 30, 2010 and December 31, 2009 are approximately $4.8 million and $5.3 million, respectively, of liabilities (derivative liability and deferred revenue) that we do not anticipate settling in cash.  Excluding these liabilities, our working capital ratios at September 30, 2010 and December 31, 2009 were 1.45 and 1.54, respectively.

The decrease in working capital was primarily due to a decrease in current assets of $0.2 million and a decrease in current liabilities of $0.1 million.

Current assets at September 30, 2010 were $17.6 million, a decrease of $0.2 million from the December 31, 2009 balance of $17.8 million.

Current liabilities at September 30, 2010 were $16.9 million, an increase of $0.1 million from the December 31, 2009 balance of $16.8 million.

Cash Flows

Summary Balance Sheet Data:

	September 30,	December 31,
	2010	2009
	$	$
Current Assets
Cash and cash equivalents	13,170,402	12,957,679
Accounts receivable, net	2,016,961	1,809,147
Other receivables	218,494	857,168
Inventory	413,222	928,592
Prepaid expenses and deposits	1,330,381	966,101
Due from related parties	459,305	246,992
Total current assets	17,608,765	17,765,679

Current Liabilities
Accounts payable	6,110,624	5,383,518
Accrued liabilities	5,733,884	5,822,385
Derivative liability	-	1,389,300
Due to related parties	312,177	298,595
Deferred revenue	4,764,549	3,907,510
Total current liabilities	16,921,234	16,801,308

Working capital ratio	1.04	1.06

Comparative Summarized Cash Flows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
	$	$	$	$

Cash provided by (used in) operating activities	294,441	1,937,748	(8,300,058)	(7,186,903)
Cash used in investing activities	(695,242)	(362,108)	(1,519,374)	(893,949)
Cash provided by financing activities	10,000,000	6,087	10,032,155	73,087

Operating activities

Cash used in operating activities for the nine months ended September 30, 2010 was $8.3 million.  Changes in net cash used in operating activities reflect the net loss of $14.2 million for the period, less:

•	non-cash items in the amount of $4.3 million, which relates to stock-based compensation, depreciation and amortization and unrealized gain on derivative; and

•	changes in operating assets and liabilities of $1.6 million.

Investing activities

Cash used in investing activities for the nine months ended September 30, 2010 was $1.5 million.  These funds were used to purchase fixed assets.

Financing activities

Cash provided by financing activities was a $10.0 million for the nine months ended September 30, 2010.  These funds were received from a private placement of Preference Shares.

Off Balance Sheet Arrangements

The Company did not have any off balance sheet arrangements as of September 30, 2010.

Financial Instruments

Our financial instruments are comprised of cash and cash equivalents, accounts receivable, other receivables, deposits, accounts payable, accrued liabilities, amounts due to/from related parties, and deferred revenue.

Fair value of financial instruments

Fair value of a financial instrument is defined as the amount for which the instrument could be exchanged in a current transaction between willing parties.  The estimated fair value of our financial instruments approximates their carrying value due to the short maturity term of these financial instruments.

Risks associated with financial instruments

Foreign exchange risk

We are exposed to foreign exchange risk as a result of transactions in currencies other than our functional currency of the United States dollar.  The majority of our revenues are transacted in U.S. dollars, whereas a portion of our expenses are transacted in U.S. or Canadian dollars.  We do not use derivative instruments to hedge against foreign exchange risk.

Interest rate risk

We are exposed to interest rate risk on our invested cash and cash equivalents and our short-term investments.  The interest rates on these instruments are based on bank rates and therefore are subject to change with the market.  We do not use derivative financial instruments to reduce our interest rate risk.

Credit risk

We sell our services to a variety of customers under various payment terms and therefore are exposed to credit risk.  We have adopted policies and procedures designed to limit this risk.  The maximum exposure to credit risk at the reporting date is the carrying value of receivables.  We establish an allowance for doubtful accounts that represents our estimate of incurred losses in respect of accounts receivable.

RELATED PARTY TRANSACTIONS

We have entered into certain transactions and agreements in the normal course of operations with related parties.  Significant related party transactions are as follows:

TransVideo

TransVideo is a company that designs and sells equipment and technology for IPTV content delivery.  STB purchases amounted to $175,000 and $263,628 and transcoder licensing fees paid amounted to zero for the three and nine months ended September 30, 2010, respectively.  STB purchases amounted to nil and $589,136 and transcoder licensing fees paid amounted to $6,000 and $50,000 for the three and nine months ended September 30, 2009, respectively.  Included in cost of equipment revenue is the cost of STBs sold of $119,803 and $308,773 for the three and nine months ended September 30, 2010, respectively.  Included in cost of equipment revenue is the cost of STBs sold of $142,000 and $740,816 for the three and nine months ended September 30, 2009, respectively.  On October 1, 2010, we acquired all of the issued and outstanding shares of TransVideo.  See “Recent Developments”. Until the Company’s October 1, 2010 acquisition of TransVideo, TransVideo was controlled by the Chairman of our Board of Directors.

KyLinTV

KyLinTV is an IPTV company that is controlled by the Chairman of our Board of Directors.  On June 1, 2008, we entered into an agreement with KyLinTV to build and deliver the setup and back office operation of an IPTV service.  We also provide and charge KyLinTV for administrative and general corporate support.  The amounts billed for these services provided by us for the three and nine months ended September 30, 2010 were $104,251 and $354,360, respectively [three and nine months ended September 30, 2009 - $160,185 and $461,415, respectively].  During the three and nine months ended September 30, 2009, we purchased STBs from KyLinTV in the amounts of $157,500 and $307,620, respectively.  There were no comparable amounts in 2010.

New York Islanders Hockey Club, L.P. (“New York Islanders”)

We provide IT-related professional services to the New York Islanders, a professional hockey club that is owned by the Chairman of our Board of Directors.  We also provide and charge the New York Islanders for various administrative services.  The amounts billed for these services provided by us for the three and nine months ended September 30, 2010 were $19,226.  There were no comparable amounts for 2009.

Renaissance Property Associates, LLC (“Renaissance”)

Renaissance is a real estate management company owned by the Chairman of our Board of Directors.  In June 2009, we signed a sublease agreement with Renaissance for office space in Plainview, New York.  Rent expense paid by us to Renaissance of $103,390 and $309,350, inclusive of taxes and utilities, is included in selling, general and administrative expense for the three and nine months ended September 30, 2010, respectively [three and nine months ended September 30, 2009 – $99,972 and $286,809, respectively].

Patstar, Inc. (“Patstar”)

Patstar, an investment holding company, is controlled by the Vice Chairman of our Board of Directors.  Rent expense paid to us by Patstar of $1,009 and $3,035 is included as a recovery in selling, general and administrative expense for the three and nine months ended September 30, 2010, respectively [three and nine months ended September 30, 2009 - $991 and $2,753, respectively].

Hawaii IPTV, LLC (“Hawaii”)

We had as an IPTV customer Hawaii, whose principals are family members of the Chairman of our Board of Directors.  Hawaii ceased operations during the third quarter of 2009.

The Smile Train, Inc. (“Smile Train”)

We provide IT-related professional services to Smile Train, a public charity whose founder and significant benefactor is the Chairman of our Board of Directors.

We recognized revenue from related parties for the periods presented as follows:

	Three months		Nine months
	ended		ended
	September 30,		September 30,
	2010	2009	2010	2009
	$	$	$	$

New York Islanders	96,171	89,016	356,740	300,992
Renaissance	30,000	39,660	90,000	99,660
Smile Train	27,000	27,000	81,000	81,000
Hawaii	—	10,300	—	41,789
KyLinTV	506,395	424,315	1,473,898	1,311,715
	659,566	590,291	2,001,638	1,835,156

As at September 30, 2010 and December 31, 2009, the amounts due from (to) related parties are as follows:

	September 30,	December 31,
	2010	2009
	$	$

Renaissance	129	—
New York Islanders	(30,473)	(304)
TransVideo	(281,704)	(298,291)
KyLinTV	459,176	246,992
	147,128	(51,603)

Investment in affiliate – KyLinTV

We record our investment in KyLinTV using the equity method.

From January 1, 2008 through February 26, 2010 our equity interest in KyLinTV was 17.1%.  On February 26, 2010, a group of private investors invested $10.0 million in KyLinTV, which reduced our equity interest to 12.2%.  Of the total $10.0 million investment, $1.0 million was invested by AvantaLion LLC, a company controlled by the Chairman of our Board of Directors.  As previously discussed, we also provide and charge KyLinTV for administrative and general corporate support.  Management has determined that as a result of the 12.2% equity interest combined with the services that we provide KyLinTV, we continue to have significant influence on the operating activities of KyLinTV; therefore, we continue to account for our investment in KyLinTV using the equity method.

Our proportionate share of the equity loss from KyLinTV has been accounted for as a charge on our consolidated statements of operations and comprehensive loss.   Due to KyLinTV’s accumulated losses, the investment had been reduced to zero as at December 31, 2008.  No further charges will be recorded as we have no obligation to fund the losses of KyLinTV.

The results of operations and financial position of our equity basis investment in KyLinTV are summarized below:

	Three months		Nine months
	ended		ended
	September 30,		September 30,
	2010	2009	2010	2009
	$	$	$	$

Condensed income statement information:
Net sales	2,252,053	2,047,409	6,709,251	6,003,173
Net loss	(1,388,494)	(1,302,214)	4,826,863	(4,282,112)

	September 30,	December 31,
	2010	2009
	$	$

Condensed balance sheet information:
Current assets	8,035,422	1,924,891
Non-current assets	1,007,436	913,977
Total assets	9,042,858	2,838,868
Current liabilities	6,480,848	15,168,149
Equity (deficiency)	2,562,010	(12,329,281)
Total liabilities and equity	9,042,858	2,838,868

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In October 2009, the Financial Accounting Standards Board issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”). ASU 2009-13 amends guidance included within ASC Topic 605-25 to require an entity to use an estimated selling price when vendor specific objective evidence or acceptable third party evidence does not exist for any products or services included in a multiple element arrangement.  The arrangement consideration should be allocated among the products and services based upon their relative selling prices, thus eliminating the use of the residual method of allocation.  ASU 2009-13 also requires expanded qualitative and quantitative disclosures regarding significant judgments made and changes in applying this guidance. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after September 15, 2010. Early adoption and retrospective application are also permitted. The Company is currently evaluating the impact of adopting the provisions of ASU 2009-13.

OUTSTANDING SHARE DATA

We had total common shares outstanding as at November 9, 2010 of 138,981,443.  In addition, as at such date we had in the aggregate 51,093,311 outstanding Preference Shares, options, SARs, restricted share units, warrants and retention warrants, which are each exchangeable for one common share upon exercise or conversion.

DISCLOSURE CONTROLS AND CONTROLS OVER FINANCIAL REPORTING

Evaluation of Disclosure Controls and Procedures

We maintain appropriate disclosure controls and procedures and internal controls over financial reporting (each as defined in National Instrument 52-109, Certification of Disclosure in Issuers’ Annual and Interim Filings (“NI 52-109”), of the Canadian Securities Administrators) to ensure that information disclosed externally is complete, reliable and timely. Our Chief Executive Officer and Chief Financial Officer evaluated, or caused an evaluation under their direct supervision of, the design and operating effectiveness of our disclosure controls and procedures (“DC&P”) and internal controls over financial reporting (“ICFR”) as at September 30, 2010, and have concluded that such DC&P and ICFR were appropriately designed and were operating effectively, except as outlined below.  See “Limitation on Scope of Design” below.

Limitation on Scope of Design

We have limited the scope of design of our internal controls and procedures and internal controls over financial reporting to exclude controls, policies and procedures of INSINC, which we acquired effective October 31, 2009.  The chart below presents the summary financial information of INSINC.

(unaudited)
Balance Sheet Data:		Income Statement Data:
	September 30,		Three months ended,	Nine months ended,
	2010		September 30, 2010	September 30, 2010
	$		$
Current assets	660,193	Total revenue	502,715	2,102,333
Long-term assets	22,232	Total cost of revenue	171,520	780,641
Current liabilities	772,126	Net loss for the period	(59,525)	(94,681)
Long-term liabilities	20,396

The scope limitation is in accordance with section 3.3(1)(b) of NI 52-109, which allows an issuer to limit its design of DC&P and ICFR to exclude controls, policies and procedures of a business that the issuer acquired not more than 365 days prior to the end of the fiscal period.

Item 3.                  Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

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

PART II. OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

1.           Between July 1, 2010 and September 30, 2010, the Company issued 624 common shares to a former consultant upon vesting of certain restricted share units issued pursuant to the Company’s Restricted Share Plan.  The aggregate value attributable to such common shares was $260.   The Company issued the common shares to the former consultant residing within the United States in reliance on the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), afforded by Rule 701 promulgated thereunder.

2.           On September 29, 2010, the Company issued an aggregate of 17,176,818 Class 3 Preference Shares, at a price of CDN$0.60, to each of JK&B Capital V, L.P., JK&B Capital V Special Opportunities Fund, L.P., and The Gabriel A. Battista Revocable Trust Under a Trust Declaration dated August 22, 2006 (each a “Purchaser” and collectively, the “Purchasers”), pursuant to a Subscription Agreement, dated August 12, 2010, between each Purchaser and the Company.  The Company issued the Class 3 Preference Shares to the Purchasers in reliance on an exemption from registration requirements of the Securities Act afforded by Rule 506 promulgated thereunder.

3.           On October 1, 2010, the Company issued an aggregate of 22,000,802 common shares to AvantaLion LLC, Wang Yunchuan, Hao Jingfang, Wang Qi, Tan Zhongjun, Wang Xiaohong, Shu Wei, and Zhao Yun (collectively, the “Exchanging Shareholders”) in connection with the acquisition by the Company of TransVideo pursuant to a Share Exchange Agreement between the Company and the Exchanging Shareholders, dated August 12, 2010.  The Company issued the common shares to the Exchanging Shareholders in reliance on an exemption from the registration requirements of the Securities Act afforded by Section 4(2) thereof and Regulation S promulgated thereunder.

 Item 6.  Exhibits

The exhibits listed on the Exhibit Index are filed as part of this report.

EXHIBIT INDEX

Exhibit No.	Description
2.1
Share Exchange Agreement dated as of August 12, 2010 by and among NeuLion, Inc., AvantaLion LLC and Wang Yunchuan, Hao Jingfang, Wang Qi, Tan Zhongjun, Wang Xiaohong, Shu Wei, and Zhao Yun (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 18, 2010)

3.1.1	Articles of Incorporation, as amended through September 27, 2010*

3.1.2	September 28, 2010 amendment to Articles of Incorporation, as amended*

10.1
Amendment to that Certain “Contract for Services” Agreement dated June 22, 2007 by and between Sky Angel U.S. LLC and NeuLion, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 2, 2010)

10.2
Customer Support Service Amendment to Contract for Products and Services made and entered into July 7, 2010, by and among NeuLion USA, Inc., DISH Network, L.L.C and NeuLion, Inc. (portions of this exhibit have been omitted pursuant to a request for confidential treatment on file with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 16, 2010)

10.3
Subscription Agreement dated as of August 12, 2010 between NeuLion, Inc. and JK&B Capital V Special Opportunities Fund, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 18, 2010)

10.4
Subscription Agreement dated as of August 12, 2010 between NeuLion, Inc. and JK&B Capital V, L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 18, 2010)

10.5
Subscription Agreement dated as of August 12, 2010, between NeuLion, Inc. and The Gabriel A. Battista Revocable Trust Under a Trust dated August 22, 2006 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 18, 2010)

31.1	Certification of principal executive officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)*

31.2	Certification of principal financial officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)*

32.1
Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by the principal executive officer of the Company and the principal financial officer of the Company*

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

NEULION, INC.

Date: November 10, 2010	/s/ Nancy Li
Name: Nancy Li
Title: Chief Executive Officer

Date: November 10, 2010	/s/ Arthur J. McCarthy
Name: Arthur J. McCarthy
Title: Chief Financial Officer