Form 10-K
period 2010-12-31
NEULION, INC.
filed 2011-03-17
CIK 1387713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 000-53620

NEULION, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	98-0469479
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

1600 Old Country Road, Plainview, New York	11803
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code (516) 622-8300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $23,896,902.

As of March 15, 2011, there were 139,180,279 shares of the registrant’s common stock, $0.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement relating to our Annual Meeting of Stockholders, which we expect to be held on or about June 7, 2011, to be filed with the Securities and Exchange Commission (the “SEC”) pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

NeuLion, Inc.

PART I

Item 1. Business

Overview

NeuLion, Inc. (“NeuLion,” “the Company,” “we,” “us” or “our”) is a leading IPTV company that provides a comprehensive suite of technology and digital services.  “IPTV” refers to the distribution of streamed audio, video and other multimedia content over a broadband network.  Through IPTV, we build and manage private networks for our customers that are used to deliver live and on-demand sports, international, entertainment and variety programming to subscribers and pay-per-view customers.  We also offer our customers a complete web platform that includes e-commerce tools, ticketing solutions and hosting services.  In addition, we stream international programming via proprietary websites targeted to specific communities.  We were incorporated on January 14, 2000 under the Canada Business Corporations Act and were domesticated under Delaware law on November 30, 2010.  Our common stock is listed on the Toronto Stock Exchange.

Our IPTV service is available to users over the Internet through many Internet-connected browser-based devices, including:

•	personal computers and laptops;
•	mobile devices such as the iPhone, BlackBerry and Android;
•	gaming consoles such as Sony PS3;
•	tablets such as the iPad;
•	Internet-enabled TVs (televisions that have a built-in Internet connection);
•	standard TV sets that have Internet-connected set top boxes (STBs); and
•	other Internet-enabled consumer accessories.

Our core business objective is to enter into agreements with companies seeking to reach target audiences through their own private networks and to provide them with complete IPTV services.  These companies in turn are able to use our services to reach more consumers and to grow their brands and revenues.  We also acquire the rights to certain international content from television broadcasters, which is then streamed to end users through our proprietary networks.  Our business model has evolved from a provider of professional information technology services and international programming to a provider of end-to-end IPTV services for a wide range of professional and collegiate sports properties, entertainment networks and international clients.

Our platform offers an “end-to-end” service, which includes the following:

•	content management – preparing and formatting various digital and analog TV and video formats for streaming over the Internet;
•	subscriber management – authorizing and controlling subscriber accounts;
•	digital rights management – preserving the integrity of the content and protecting it from unauthorized access;
•	billing services – enabling customers to view subscription accounts, and providing pay-per-view transactional billing and payment processing;
•	delivery – delivering streamed audio, video and other multimedia content; and
•	advertising insertion – adding digital advertising into streamed video.

Acquisition of TransVideo International, Ltd. (“TransVideo”)

On October 1, 2010, we completed the acquisition of 100% of the outstanding securities of TransVideo in exchange for 22,000,802 shares of common stock of NeuLion valued at $8,515,641.  TransVideo’s passive investment in KyLinTV, Inc. (“KyLinTV”), an IPTV company, was not included as part of the transaction.  TransVideo is a public Internet-based IPTV technology and solution provider headquartered in Beijing, China.  It develops proprietary hardware designs and software for encoders and transcoders, IPTV STBs, digital media storage boxes, public IPTV media servers, signal transfer and monitoring equipment and software that acts as a public IPTV player.  TransVideo was, and KyLinTV is, controlled by Charles B. Wang, Chairman of our Board of Directors.

Customer Relationships

We have two types of relationships:  business-to-business (“B2B”) and business-to-consumer (“B2C”).

B2B relationships have been our primary focus in the past and are expected to be our focus in the future.  Our B2B relationships generally involve providing an end-to-end solution to a customer to enable that customer to deliver its content, by way of an IPTV platform built for that customer, to its end users.  B2B customers typically aggregate the content, negotiate the licensing rights and directly market the availability of the content.  This customer avails itself of our full services in delivery to its end users.  This type of relationship is typical of our professional and college sports partners and of our agreements with international and broad-based content providers.

Our B2C relationships are oriented to the individual consumer.  We have signed content distribution agreements with our B2C partners in exchange for revenue share or royalty payments to such partners.  We then market the content on one (or more) of the proprietary targeted websites that we have developed that are focused on a specific community.  We often aggregate the content into bundles or packages of similar interest; for example, through our subsidiary Talfazat, we focus on the Middle East community, and through our subsidiary TV-Desi, we focus on the South Asian community.  We incur marketing expenses in promoting the availability of such content.

The United States and Canada are the principal markets in which our sales occur.

Products and Services

Sports programming

Through our comprehensive end-to-end IPTV platform, we provide our sports programming content partners with the ability to deliver live and on-demand content.  We maintain distribution and technology service agreements with leading professional and collegiate sports properties as well as with the sports network ESPN.  Among professional sports leagues, we count the National Football League (NFL), the National Hockey League (NHL), the National Basketball Association (NBA), Ultimate Fighting Championship (UFC) and Major League Soccer (MLS) as clients.  Through our acquisition of Interactive Netcasting Systems Inc. (“INSINC”), a provider of sports, government and entertainment webcasting services, we expanded our portfolio of sports content partners to include the Western Hockey League (WHL), the Ontario Hockey League (OHL), the Central Hockey League (CHL), the British Columbia Hockey League (BCHL), the Central Canadian Hockey League (CCHL), the Alberta Junior Hockey League (AJHL), the Central Junior Hockey League (CJHL), the Manitoba Junior Hockey League (MJHL) and the Canadian Football League (CFL).

We also operate our own portfolio of sports-oriented websites, including Cycling.tv and CollegeSportsDirect.com.  On the collegiate level, we are a premier partner for National Collegiate Athletic Association (NCAA) colleges and universities, with agreements in place with approximately 155 colleges, universities or related sites.

Ethnic/international and specialty programming

We also offer what is referred to in the industry as “ethnic television,” which we define as programming directed at a specific diaspora community, as determined by a shared nationality, language or culture, and generally excluding communities for which English is the primary language.  We have license agreements directly with content partners representing approximately 160 channels from 45 countries that give us rights to stream, predominantly on an exclusive world-wide basis, these partners’ live linear television feeds over the public Internet using our proprietary private networks on websites such as Talfazat.com and TV-Desi.com.

We also distribute government and entertainment content through our subsidiary INSINC.  Our clients in those industries include Business News Network (BNN), CTV News Channel, Rogers Sportsnet, TVG Networks, The Canadian Press, the Canadian Ministry of Justice, the British Columbia Ministry of Education, and the Legislative Assemblies of British Columbia and Newfoundland and Labrador, among others.

We also have relationships with other specialty programming customers such as Sky Angel U.S. LLC, which streams faith-based programming, and the Independent Film Channel, which streams independent films and entertainment through its Sundance Now IPTV service.

Services

Our suite of technology and other services is directed at the entire spectrum of content aggregation and delivery.  Our services include:

•	content management;
•	website design and hosting;
•	live and on-demand streaming of content on multiple platforms such as personal computers, laptops, tablets, mobile devices and Internet-enabled TVs;
•	digital rights management;
•	advertisement insertion;
•	billing services;
•	subscriber management;
•	facilitating online merchandise sales;
•	mobile features (streaming highlights; alerts; wallpaper; ring tones);
•	online ticketing;
•	auction engines (jerseys; tickets);
•	social networking;
•	customer support service; and
•	marketing and advertising sales.

Distribution Methods

We distribute content through two primary methods:

•	Internet-connected browser-based devices such as personal computers, laptops, tablets, mobile devices and Internet-enabled TVs; and
•	standard television sets through use of our Internet-connected STBs.

Both of our distribution methods take advantage of an open IPTV network, the public Internet.  As a result, content delivered by NeuLion is available globally and is potentially unlimited in breadth.

Revenue

We earn revenue in two broad categories:  services revenue and equipment revenue.  Services revenue includes subscriber revenue, e-commerce revenue and technology revenue.  Equipment revenue includes sale and shipping of STBs.  Our revenue streams are described in detail in Item 7 hereof under the heading “OPERATIONS.”

Competition

New technologies and entrants could have a material adverse effect on the demand for our IPTV offerings.  For example, fixed line telecommunications and mobile telephony companies who offer or plan to offer video services may compete with us.  As they strive to maintain and grow their customer bases, fixed line telecommunications companies will likely see closed network IPTV as a central element of a “triple-play” strategy that will package telephone, television and Internet services in a single offering.  Moreover, certain IPTV service providers have an internal Internet Protocol distribution strategy whereby they make their live linear feeds, as well as repurposed content, available through their own websites on a paid basis or free advertisement-supported basis.

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

To distinguish our product line from our competitors’ offerings, we seek to be a “one-stop shopping” source for our customers.  Our suite of technology and other services, discussed above, is directed at the entire spectrum of content aggregation and delivery.  Many companies in our markets offer far narrower choices of services than we offer.  For example, some content providers deliver only their own content, while we offer the content of multiple providers.  Or, an agency may provide only online ticketing services, while we also provide related e-commerce (online shopping) and fan networking.  We also provide the STBs used to view our content on a television set.  We strive to meet every customer’s needs at every level and partner with them across product lines and extensions.

Customer Dependence

For the years ended December 31, 2010 and 2009, no customer accounted for more than 10% of our revenue.  For the year ended December 31, 2008, three customers accounted for 54% of our revenue, as follows:  32%; 12%; and 10%.

Seasonality

Our sports content business is subject to fluctuation because demand for our sports programming corresponds to the seasons of the sports for which we stream content.

Regulation

Governments and regulatory authorities in some jurisdictions in which our subscribers reside or our content originates may impose rules and regulations requiring licensing for distribution of IPTV content over the Internet.  Regulatory schemes can vary significantly from country to country.  We may be subject to broadcasting or other regulations in countries in which we have subscribers or from which our content partners distribute their live linear feeds to us, and we may not be aware of those regulations or their application to us.  Further, governments and regulatory authorities in many jurisdictions regularly review their broadcasting rules and policies, including the application of those rules and policies to new and emerging media.

Traditional over-the-air and cable television broadcasting businesses are generally subject to extensive government regulation and significant regulatory oversight in most jurisdictions, including many of the countries from which our content originates and many of the countries into which we distribute our content to subscribers.  Regulations typically govern the issuance, amendment, renewal, transfer and ownership of over-the-air broadcast licenses, cable franchise licenses, competition and cross ownership and sometimes also govern the timing and content of programming, the timing, content and amount of commercial advertising and the amount of foreign versus domestically produced programming.  In many jurisdictions, including the United States and Canada, there are also significant restrictions on the ability of foreign entities to own or control traditional over-the-air television broadcasting businesses.  We are not aware of any regulations in any of the jurisdictions in which our subscribers reside that would require us to be licensed to distribute content over the public Internet.

Governments and regulatory authorities in some jurisdictions in which our subscribers reside may impose rules and regulations affecting the content distributed over IPTV.  For example:

•
In the United States, we may fall within the statutory definition of a multichannel video program distributor (“MVPD”), making us subject to the provisions of the Communications Act of 1934, as amended, and Federal Communications Commission (“FCC”) regulations applicable to MVPDs.  In August 2008, the FCC sought comments regarding whether regulatory fees should be imposed on IPTV service.  The FCC, however, has not ruled whether providers of IPTV content over the Internet are MVPDs, and as such, we do not consider that the statutory and regulatory requirements of MVPDs apply to us.  If we were found to be an MVPD, we would be required to scramble any sexually explicit programming we distributed (currently, we do not distribute any such programming), close caption programs we offered subscribers, comply with certain FCC advertising regulations and be subject to the FCC’s equal employment opportunity rules, but we would not be subject to licensing or rate regulation or be required to secure approval to deliver IPTV content over the public Internet to subscribers residing in the United States.

•	In Canada,

•
our activities fall under the Broadcasting Act (Canada).  The Canadian Radio-television and Telecommunications Commission (“CRTC”) is an independent public organization that regulates and supervises the Canadian broadcasting and telecommunications systems.  The CRTC uses the objectives in the Broadcasting Act (Canada) to guide its policy decisions.  In October 2009 the CRTC issued Broadcasting Order CRTC 2009-660, committing the regulator to a “New Media Exemption Order” under which the CRTC will continue to refrain from regulating most aspects of audiovisual content made available and delivered over the Internet, or delivered using other point-to-point technology and received by way of mobile devices  (the “New Media Exemption Order”).  This exemption, which the CRTC expects to review by mid-2014  or at such time as events dictate, refrains from requiring Canadian ownership and control, or the licensing, of undertakings engaged in such activities, among other matters.  However, there are two conditions which create exceptions to the scope of this exemption.

One condition to the New Media Exemption Order is an increased role in monitoring the development of markets in audiovisual content on the Internet.  This condition does not currently apply to our activities in Canada, although the CRTC indicated in Broadcasting Regulatory Policy CRTC 2010-582 that it may decide to extend these requirements to undertakings like ours.  The other condition to the New Media Exemption Order is an anti-discrimination rule against the exercise of an “undue preference,” which is the provision by a party who controls new media distribution of unduly preferential access to its platforms and customer base.  The scope of the undue preference rule is currently being considered by the CRTC (Broadcasting Notice of Consultation CRTC 2010-783).  Although the CRTC has not yet rendered a decision, the undue preference rule likely applies to our activities and may affect certain aspects of our interactions with our content partners, such as our ability to maintain exclusive Canadian rights to either channels or programs.

•
our operations are also affected by CRTC rules adopted under the Telecommunications Act (Canada) that prevent Internet access providers from discriminating against traffic transmitted to and from our users under the Internet Traffic Management Practice (“ITMP”) regulatory framework issued in Telecom Regulatory Policy CRTC 2009-657.  The ITMP framework regulates how Internet access providers handle traffic on the public Internet.  The ITMP framework:  prohibits content-blocking; requires detailed prior public notice, followed by a 30-day warning period, before any retail traffic-shaping measures are implemented; and prohibits traffic-shaping that does not address a justifiable purpose in a manner that is narrowly tailored, minimizes harm, and could not have been reasonably avoided through network investment or economic approaches.  Except as otherwise described, while we are not aware of any proposed regulatory initiatives regulating IPTV content in any of the jurisdictions in which our subscribers reside, we cannot assure you that regulations or orders will not be amended in the future in a manner that requires us to modify or block content in particular jurisdictions in order to continue distributing our IPTV services to subscribers in those jurisdictions or that otherwise affects our operations in a materially adverse manner.

•
The United Kingdom implemented regulations in 2010 dealing with on-demand services.  It adopted a co-regulatory structure with The Association for Television On-Demand (“ATVOD”) having primary responsibility over content issues and the Advertising Standards Association regulating advertising on video-on-demand services.  The Office of Communications has backstop powers to regulate both content and advertising on such services.  ATVOD has issued guidance on what on-demand services fall within its regulatory scope.  Service providers caught by this regulatory regime for on-demand services have to register their service with ATVOD and pay a license fee.  ATVOD is currently consulting on the license fees to be paid in 2011-2012.  Other European Union member states have implemented different regulatory structures to deal with VOD services under their jurisdiction.  If we merely provide access but do not exercise editorial control over the content of a video-on-demand service, we will not be regulated.  Moreover, as we believe that we are not currently established in the UK or any other European Union member state for the purposes of the directive, neither our streamed nor our on-demand video services will be regulated within the European Union.

•
A European Union directive, entitled the “Audiovisual and Media Services Directive,” was adopted on December 19, 2007.  This directive could subject IPTV service providers and content, including subscription-based IPTV content that is distributed over the public Internet in the United Kingdom and to other European Union member states, to regulatory requirements.  European Union member states had until December 19, 2009 to implement this directive.  A streamed IPTV service could be subject to regulation as a broadcast service in certain situations.  For example, as part of its implementation of the directive, the United Kingdom amended its definition of what constitutes a television licensable content service (i.e., a broadcast service) to include Internet-delivered television service.  The service will also be regulated if it is an on-demand service which contains primarily programs.  Under the directive, whether a broadcast or on-demand service, it will be regulated in the member state in which the service provider is established (for example, where it has its head office and editorial control is exercised), but the service will be able to be received freely throughout the other European Union member states.

Our business may also be adversely affected by foreign import, export and currency regulations and global economic conditions.  Our current and future development opportunities partly relate to geographical areas outside of the United States and Canada.  There are a number of risks inherent in international business activities, including:

•	government policies concerning the import and export of goods and services;
•	costs of localizing products and subcontractors in foreign countries;
•	costs associated with the use of foreign agents;
•	potentially adverse tax consequences;
•	limits on repatriation of earnings;
•	the burdens of complying with a wide variety of foreign laws;
•	nationalization; and
•	potential social, labor, political and economic instability.

We cannot assure you that such risks will not adversely affect our business, financial condition and results of operations.

Furthermore, a portion of our expenditures and revenues will be in currencies other than the U.S. dollar.  Our foreign exchange exposure may vary over time with changes in the geographic mix of our business activities.  Foreign currencies may be unfavorably impacted by global developments, country-specific events and many other factors.  As a result, our future results may be adversely affected by significant foreign exchange fluctuations.

Employees

As of March 15, 2011, we had 366 total employees, 315 of whom were full-time employees.

Executive Officers

The following sets forth information regarding our executive officers.  There are no family relationships among the executive officers.  The term of each officer is for one year or until a successor is elected.  Officers are normally elected annually.

Name and Age	Office	Officer Since
Nancy Li, 53	Chief Executive Officer	2008
G. Scott Paterson, 47	Vice Chairman	2008
Arthur J. McCarthy, 54	Chief Financial Officer	2008
Roy E. Reichbach, 48	General Counsel and Corporate Secretary	2008
Horngwei (Michael) Her, 47	Executive Vice President of Research and Development	2008
Ronald Nunn, 58	Executive Vice President of Operations	2008
Marc Sokol, 55	Executive Vice President of Marketing and Business Development	2010
J. Christopher Wagner, 52	Executive Vice President, Marketplace Strategy	2008

Nancy Li has been our Chief Executive Officer since October 2008.  She is the founder of NeuLion USA, Inc. (“NeuLion USA”), our wholly-owned subsidiary, and has been its Chief Executive Officer since its inception in 2003. From 2001 to 2003, Ms. Li established and ran iCan SP, a provider of end-to-end service management software for information technology operations and a wholly owned subsidiary of CA Inc., which was formerly known as Computer Associates International, Inc. (“Computer Associates”).  From 1990 to 2001, Ms. Li was Executive Vice President and Chief Technology Officer for Computer Associates, and prior to that held a variety of management positions covering virtually every facet of Computer Associates’ business from a development and engineering perspective.  Ms. Li holds a Bachelor of Science degree from New York University.  Ms. Li is married to Mr. Wang.

G. Scott Paterson has been our Vice Chairman since October 2008.  Prior to his current position, Mr. Paterson was our Chairman from January 2002 until October 2008 and Chief Executive Officer from May 2005 until October 2007 and again from June 2008 until October 2008.  Mr. Paterson is a Director, Chairman of the Audit Committee and a member of the Strategic Committee of Lions Gate Entertainment (NYSE:LGF).  Mr. Paterson is also Chairman of Automated Benefits Corp. (TSX:AUT) and Apogee Minerals Ltd. (TSX:APE).  He is also the Chairman of the Merry Go Round Children’s Foundation and a Governor of Ridley College.  From October 1998 until December 2001, Mr. Paterson was Chairman and CEO of Yorkton Securities Inc., which under his leadership became Canada’s leading technology investment bank.  Mr. Paterson has served as the past Chairman of the Canadian Venture Stock Exchange and as a former Vice Chairman of the TSX.  Mr. Paterson is a graduate of Ridley College and earned a Bachelor of Arts (Economics) degree from the University of Western Ontario.  In 2009, Mr. Paterson obtained the ICD.D designation by graduating from the Rotman Institute of Corporate Directors at the University of Toronto.

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

Arthur J. McCarthy has been our Chief Financial Officer since November 2008.  Mr. McCarthy is an Alternate Governor of the New York Islanders Hockey Club, L.P. (“New York Islanders”) on the National Hockey  League (“NHL”) Board of Governors.  From 1985 until 2008, he was the Senior Vice President and Chief Financial Officer for the New York Islanders and was responsible for the New York Islanders’ financial affairs and its affiliated companies, including the Lighthouse Development Group, LLC.  From 1977 to 1985, Mr. McCarthy was a member of the Audit Practice of KPMG Peat Marwick, reaching the position of Senior Manager.  Mr. McCarthy was licensed in the State of New York as a Certified Public Accountant in 1980 and holds a Bachelor of Science degree from Long Island University – C.W. Post College.

Roy E. Reichbach has been our General Counsel and Corporate Secretary since October 2008 and has been the General Counsel and Corporate Secretary of NeuLion USA since 2003.  Mr. Reichbach is an Alternate Governor of the New York Islanders on the NHL Board of Governors.  From 2000 until October 2008, Mr. Reichbach was also the General Counsel of the New York Islanders and was responsible for the legal affairs of its affiliated real estate companies, including Lighthouse Development Group, LLC.  From 1994 until 2000 Mr. Reichbach was Vice President – Legal at Computer Associates.  Prior to that, he was a trial lawyer in private practice.  Mr. Reichbach holds a Bachelor of Arts degree from Fordham University and a Juris Doctorate degree from Fordham Law School.  He has been admitted to practice law since 1988.

Horngwei (Michael) Her has been our Executive Vice President of Research and Development since October 2008 and the Executive Vice President of Research and Development of NeuLion USA since January 2004.  From 2000 to 2003, Mr. Her ran the development team for iCan SP.  Prior to that, Mr. Her served as Senior Vice President for Research & Development at Computer Associates.  He is also the co-inventor of several computer systems patents.  Mr. Her holds a college degree from Taipei Teaching College and a Master of Science degree from the New York Institute of Technology.

Ronald Nunn has been our Executive Vice President of Business Operations since October 2008 and the Executive Vice President of Business Operations of NeuLion USA since January 2004.  From 2000 to 2003, Mr. Nunn was in charge of business operations at iCan SP.  Between 1987 and 2000, Mr. Nunn held a number of senior management positions at Computer Associates.  From 1982 to 1987, Mr. Nunn directed certain research and development and operating projects with UCCEL (formerly University Computing Company).

Marc Sokol has been our Executive Vice President of Marketing and Business Development since November 2010.  From April 2000 through October 2010, Mr. Sokol served as a partner in and venture capital investor for JK&B Capital.  At JK&B Capital he was a key member of the software and Internet team, leading investments in startups, and was an active member of its Board of Directors.  Prior to joining JK&B Capital, Mr. Sokol held a number of executive management positions at Computer Associates, including being the senior executive responsible for all worldwide marketing.

J. Christopher Wagner has been our Executive Vice President of Marketplace Strategy since November 2010 and the Executive Vice President of Marketplace Strategy of NeuLion USA since February 2004.  Mr. Wagner was our Executive Vice President of Sales from October 2008 until November 2010.  From 2000 to 2003, Mr. Wagner worked as the Chief Executive Officer and member of the Board of Directors of several private equity and venture capital firms, including Metiom, MetaMatrix, Exchange Applications and Digital Harbor.  From 1984 to 2000, Mr. Wagner held several positions at Computer Associates, culminating in his becoming Executive Vice President and General Manager of Services, responsible for building that company’s Government Partner Program and Global Consulting Business.  Mr. Wagner received a Bachelor of Arts degree from the University of Delaware.

Item 1A. Risk Factors

An investment in our common stock is highly speculative and involves a high degree of risk.  The following are specific and general risks that could affect us.  If any of the circumstances described in these risk factors actually occurs, or if additional risks and uncertainties not presently known to us or that we do not currently believe to be material in fact occur, our business, financial condition or results of operations could be materially adversely affected.  In that event, the trading price of our common stock could decline, and you could lose part or all of your investment.  In addition to carefully considering the risks described below, together with the other information contained in this Annual Report on Form 10-K, you should also consider the risks described under the caption “Regulation” in Item 1 hereof, which risk factors are incorporated by reference into this Item 1A.  In addition, these factors represent risks and uncertainties that could cause actual results to differ materially from those implied by forward-looking statements contained in this Annual Report on Form 10-K.

We may need additional capital to fund continued growth, which may not be available on acceptable terms or at all.

Our ability to increase revenue will depend in part on our ability to continue growing the business by developing IPTV platforms for new customers as well as maintaining and increasing our proprietary networks’ subscriber bases, which may require significant additional capital that may not be available to us.  We may need additional financing due to future developments, changes in our business plan or failure of our current business plan to succeed, which could result from increased marketing, distribution or programming costs.  Our actual funding requirements could vary materially from our current estimates.  If additional financing is needed, we may not be able to raise sufficient funds on favorable terms or at all.  Continued turbulence in the financial markets has made it more difficult for early stage companies such as ours to access capital markets on acceptable terms or at all.  If we issue common stock, or securities convertible into common stock, in the future, such issuance will result in the then-existing stockholders sustaining dilution to their relative proportion of our outstanding equity.  If we fail to obtain any necessary financing on a timely basis, then our ability to execute our current business plan may be limited, and our business, liquidity and financial condition could be adversely affected.

The continuing global economic crisis could result in decreases in customer traffic and otherwise adversely affect our business and financial results and have a material adverse effect on our liquidity and capital resources.

The global economy, including the U.S. economy, is still experiencing the effects of a severe recession.  As a business that is dependent upon consumer discretionary spending, we face another challenging year because our IPTV platform customers’ subscribers and our proprietary network subscribers may have less money to spend on non-essential items as a result of job losses, foreclosures, bankruptcies, reduced access to credit and falling home prices.  Any resulting decreases in customer traffic and revenue, or our customers’ inability to pay for subscribed services, will negatively impact our financial performance because reduced revenue results in smaller profit margins and could negatively impact our business, financial condition and results of operations.  Additionally, many of the long-term effects and consequences of the recent recession are currently unknown; any one or all of them could potentially have a material adverse effect on our liquidity and capital resources, including our ability to raise additional capital if needed.

We are an early-stage enterprise with a short operating history, which makes it difficult to evaluate our prospects.

We are still in the early stages of building out our current business.  In 2006, our business model evolved from providing professional information technology services and international programming to providing end-to-end IPTV services for a wide range of professional and collegiate sports properties, entertainment networks and international clients.  Many of the expenses, problems and delays encountered by an enterprise in its early stages may be beyond our control.  As an early-stage enterprise, we expend significant funds on:

•	marketing;
•	programming and website development;
•	maintaining adequate video-streaming and database software;
•	building subscriber management systems; and
•	pursuing, acquiring and maintaining Internet distribution rights agreements with our content partners.

From our inception, we have incurred substantial net losses, and we expect to continue operating at a loss in the near future.  If we are ultimately unable to generate sufficient revenue to become profitable and have sustainable positive cash flows, our investors could lose some or all of their investment.

We may also encounter certain problems or delays in building our business, including those related to:

•	regulatory policies and compliance;
•	marketing;
•	consumer acceptance of Internet-based television;
•	unsuccessful commercial launches of new programming content;
•	costs and expenses that exceed current estimates;
•	financing needs; and
•	the construction, integration, testing or upgrading of our distribution infrastructure and other systems.

Delays in the timely design, construction, deployment and commercial operation of our business, and consequently the achievement of positive cash flow, could result from a variety of causes, many of which are beyond our control.  Substantial delays in any of these matters could delay or prevent us from achieving profitable operations.

Material increases in our subscriber acquisition costs could adversely affect our financial performance.

We anticipate spending substantial funds on advertising and other marketing to attract new subscribers and maintain our subscriber base.  Our ability to achieve profitability depends in part on our ability to achieve and maintain lower subscriber acquisition costs over time.  Our subscriber acquisition costs, both in the aggregate and on a per-new-subscriber basis, may materially increase in the future to the extent that we introduce new promotions, whether in response to competition or otherwise.  Any material increase in cost from current levels could have a material adverse effect on our business, financial condition and results of operations.

We cannot assure you that the current costs of Internet connections and network access will not rise with the increasing popularity of IPTV services, which would adversely affect our business.

We rely on Internet providers for our principal connections and network access and to stream audio and video content to subscribers.  As demand for IPTV services increases, we cannot assure you that Internet providers will continue to price their network access services on reasonable terms.  The distribution of streaming media requires distribution of large content files and providers of network access may change their business model and increase their prices significantly, which could slow the widespread acceptance of such services.  In order for our media content services to be successful, there must be a reasonable price model in place to allow for the continuous distribution of large streaming media files.  We have limited or no control over the extent to which any of these circumstances may occur, and if network access prices rise significantly, then our business and operating results would likely be adversely affected.

Demand for IPTV, and for our content, may be insufficient for us to achieve and sustain profitability.

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

Our results of operations will depend in part upon our ability and that of our IPTV platform customers to increase our respective subscriber bases while maintaining our preferred pricing structures, managing costs and controlling subscriber turnover rates.  If demand does not develop as expected, then we may not be able to generate enough revenue to generate positive cash flow or achieve and sustain profitability.

One of our objectives is to acquire and maintain programming that sustains loyal audiences in or across various demographic groups.  The attractiveness of our content offerings and our ability to retain and grow the audiences for our programs will be an important factor in our ability to sell subscriptions and advertising.  Our content offerings may not attract or retain the number of subscribers that we anticipate and some content may offend or alienate subscribers that are outside of the target audience for that content.  We cannot assure you that our content offerings will enable us to retain our various audiences.  If we lose the rights to distribute any specific programming or channels and fail to attract comparable programming with similar audience loyalty, the attractiveness of our service to subscribers or advertisers could decline and our business could be adversely affected.

We may have difficulty, and incur substantial costs, in scaling and adapting our existing systems architecture to accommodate increased traffic, technology advances or customer requirements.

Our future success will depend on our ability to adapt to rapidly changing technologies, to adapt our services to evolving industry standards and to improve the performance and reliability of our services.  The IPTV industry and the Internet and the video entertainment industries in general are characterized by rapid technological change, frequent new product innovations, changes in customer requirements and expectations and evolving industry standards.  We cannot assure you that one or more of the technologies we use will not become obsolete or that our services will be in demand at the time they are offered.  If we or our suppliers are unable to keep pace with technological and industry changes, our business may be unsuccessful.

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

In addition, we intend to introduce new services and/or functionalities to increase our customers’ and our own subscriber bases and long-term profitability, such as targeted advertising insertion and personal video recording.  These services are dependent on successful integration of new technologies into our distribution infrastructure

We depend on third parties to develop technologies used in key elements of our IPTV services.  More advanced technologies that we may wish to use may not be available to us on reasonable terms or in a timely manner.  Further, our competitors may have access to technologies not available to us, which may enable these competitors to offer entertainment products of greater interest to consumers or at more competitive costs.

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

We are continuing to grow and diversify our business both domestically and internationally.  As a result, we will need to expand and adapt our operational infrastructure.  If we are unable to manage our growth effectively, it could have a material adverse effect on our business, financial condition and results of operations.  To manage growth effectively, we must, among other things, continue to develop our internal and external sales forces, our distribution infrastructure capability, our customer service operations and our information systems, maintain our relationships with content partners, effectively enter new areas of the sports, international, entertainment and variety programming markets and effectively manage the demands of day-to-day operations in new areas while attempting to execute our business strategy and realize the projected growth and revenue targets developed by our management.  We will also need to continue to expand, train and manage our employee base, and our management must assume even greater levels of responsibility.  If we are unable to manage growth effectively, we may experience a decrease in subscriber growth and an increase in subscriber turnover, which could have a material adverse effect on our financial condition, profitability and cash flows.

Acquisitions and strategic investments could adversely affect our operations and result in unanticipated liabilities.

We may in the future acquire or make strategic investments in a number of companies, including through joint ventures.  Such transactions may result in dilutive issuances of equity securities, use of our cash resources, incurrence of debt and amortization of expenses related to intangible assets.  Any such acquisitions and strategic investments would be accompanied by a number of risks, including:

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

Our success as a business depends, in part, on our ability to provide consistently high-quality video streams to our customers’ and to our own subscribers through our distribution infrastructure and IPTV technology on a consistent basis.  Our distribution infrastructure is susceptible to natural or man-made disasters such as earthquakes, floods, fires, power loss and sabotage, as well as interruptions from technology malfunctions, computer viruses and hacker attacks.  Other potential service interruptions may result from unanticipated demands on network infrastructure, increased traffic or problems in customer service.  Our ability to control technical and customer service issues is further limited by our dependence on our content partners for technical integration of our distribution infrastructure.  Significant disruptions in our distribution infrastructure would likely affect the quality and continuity of our service, could harm our goodwill and the NeuLion brand and ultimately could significantly and negatively impact the amount of revenue we may earn from our service.  We may not carry sufficient business interruption insurance to compensate for losses that could occur as a result of an interruption in our services.

We depend upon third parties for the provision of programming in connection with our service, including our content partners and other third-party content providers.  Any failure by third parties to provide these services could significantly harm our ability to conduct our business.  Furthermore, financial difficulties experienced by our third-party providers – such as bankruptcy, insolvency, liquidation or winding up of daily operations – for any reason whatsoever could also have negative consequences on our business.

We rely on our partners for our content.

The success of our B2C business depends significantly on our relationships with our content partners.  We enter into partner agreements to acquire the Internet distribution rights to sports, international, entertainment and variety content.  Our realization of our business goals depends in part on the cooperation, good faith, programming and overall success of our partners in providing marketable content.  Because of our dependency on our partners, should a partner’s business suffer as a result of increased competition, increased costs of programming, technological problems, regulatory changes, adverse effects of litigation or other factors, our business may suffer as well.

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

We operate in competitive and evolving markets locally, nationally and globally.  These markets are subject to rapid technological change and changes in customer preferences and demand.  In seeking market acceptance, we will encounter competition for both subscribers and advertising revenue from many sources, including other IPTV services, direct broadcast satellite television services and digital and traditional cable systems that carry sports and ethnic programming.  Traditional cable and satellite television already has a well-established and dominant market presence for its services, and Internet portals, video file-sharing service providers and other third-party providers of video content over the Internet may distribute other content.  Many of these competitors have substantially greater financial, marketing and other resources than we do.  As the IPTV market grows (resulting from higher bandwidths, faster modems and wider programming selections), an increasing number of Internet-based video program offerings will be available to our current and potential customers.  In addition, our competitors, in both the traditional satellite and cable television broadcasting and IPTV markets, could exclusively contract with sports, international, entertainment and variety content providers that are not under contract with us, creating significant competition in both the content and IPTV markets.  Our revenue could be materially adversely affected if we are unable to compete successfully with traditional and other emerging providers of video programming services.

We may be required to abandon or change business practices in Canada, including the exercise of exclusive distribution rights, if the regulator deems them to be unduly preferential.

Many of our content partner agreements give us the exclusive Internet distribution rights to the related content and channels.  In Canada, the CRTC conditions its exemption of Internet-based “new media” from licensing and Canadian ownership and control requirements on compliance with an anti-discrimination rule prohibiting the exercise of an “undue preference.”  The CRTC is currently considering the scope of this rule.  If the CRTC decides that certain of our business practices, including the exercise of exclusive Internet distribution rights, are not consistent with this rule, then such decision could harm our business by allowing subscribers to obtain this content or these channels from other providers.  If this content or these channels are offered elsewhere on the Internet on more attractive terms, we could lose these subscribers, which would have an adverse effect on our results of operations.

We may cease to be exempted from the requirements of the Broadcasting Act (Canada).

We rely on the CRTC’s 2009 New Media Exemption Order, which exempts Internet-based “new media” from Canadian licensing and Canadian ownership and control requirements.  Such exemption allows us to attract and serve Canadian subscribers without being subject to such requirements.  The CRTC’s exemption decision is subject to review within five years or such other time as the CRTC deems appropriate.  If the CRTC decides, upon review, to rescind or roll back its New Media Exemption Order, we could become subject to requirements of the Broadcasting Act (Canada) that would materially adversely affect our ability to conduct business in Canada.

There is uncertainty relating to our ability to enforce our rights under our channel and content partner agreements.

Many of our channel and content partner agreements for ethnic programming are with foreign entities and are governed by the laws of foreign jurisdictions.  If a partner breaches an agreement with us, then we will incur the additional costs of determining our rights and obligations under the agreement under applicable foreign laws and enforcing the agreement in a foreign jurisdiction.  Many of the jurisdictions to which our partner agreements are subject do not have sophisticated and/or impartial legal systems and we may face practical difficulties in enforcing any of our rights in such jurisdictions.  We may not be able to enforce such rights or may determine that it would be too costly to enforce such rights.  In addition, many of our partner agreements contain arbitration provisions that govern disputes under the agreements and there is uncertainty with respect to the enforceability of such arbitration provisions under the laws of related foreign jurisdictions.  If a dispute were to arise under an agreement and the related arbitration provision were not enforceable, then we would be exposed to the additional costs of settling the dispute through traditional legal avenues rather than through an arbitration process.

Our business may be impaired by third-party intellectual property rights in the programming content of our channel and content partners.

We are exposed to liability risk in respect of the content that we redistribute over the Internet, relating to both infringement of third-party rights to the content and infringement of the laws of various jurisdictions governing the type and/or nature of the content.  We rely in large part on our content partners’ obligations under our partner agreements to ensure intellectual property rights compliance globally, including securing the primary rights to redistribute programming and other content over the Internet, and to advise us of any potential or actual infringement so that we may take appropriate action if such content is not intellectual property rights-compliant or is otherwise obscene, defamatory or indecent.

There is a risk that our partners will not advise us in time, or at all, in respect of such content, and expose us to liability for our redistribution of such content over the Internet.  Furthermore, we cannot assure you that our partners have successfully licensed all relevant programming components that are necessary for Internet redistribution.  Other parties may claim certain intellectual property rights in the content that we license from our partners.  For example, our partners may not have sufficient rights in the underlying content to license distribution rights to their content to us, or a given partner may not identify programming that we are not permitted to distribute in time for us to stop distribution of the offending programming.  In addition, as the IPTV market grows, advertisers may begin to attempt to enforce intellectual property rights in advertisements included in our partners’ programming, and we may inadvertently infringe the intellectual property rights of such advertisers by distributing such advertisements over the Internet or by inserting our own advertising in replacement of such advertisements.

In the event that our partners are in breach of the distribution rights related to specific programming and other content, we may be required to cease distributing or marketing the relevant content to prevent any infringement of related rights, and may be subject to claims of damages for infringement of such rights.  We may also be required to file a claim against a given partner if the distribution rights related to specific programming are breached, and we cannot assure you that we would be successful in any such claim.  Any alleged liability could harm our business by damaging our reputation, requiring us to incur legal costs in defense of any such claim, and exposing us to significant awards of damages and costs and diverting management’s attention, any of which could have an adverse effect on our business, results of operations and financial condition.

We may be subject to other third-party intellectual property rights claims.

Companies in the Internet, technology and media industries often own large numbers of patents, copyrights, trademarks and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights.  As we face increasing competition, the possibility of intellectual property rights claims against us grows.  Our technologies may not be able to withstand third-party claims or rights against their use.  Intellectual property claims, whether having merit or otherwise, could be time consuming and expensive to litigate or settle and could divert management resources and attention.  In addition, many of our agreements with network service providers require us to indemnify these providers for third-party intellectual property infringement claims, which could increase our costs as a result of defending such claims and may require that we pay the network service providers’ damages if there were an adverse ruling in any such claims.

If litigation is successfully brought by a third party against us in respect of intellectual property, we may be required to cease distributing or marketing certain products or services, obtain licenses from the holders of the intellectual property at material cost, redesign affected products in such a way as to avoid infringing intellectual property rights or seek alternative licenses from other third parties which may offer inferior programming, any or all of which could materially adversely affect our business, financial condition and results of operations.  If those intellectual property rights are held by a competitor, we may be unable to obtain the intellectual property at any price, which could also adversely affect our competitive position.  Any of these results could harm our business, financial condition and results of operations.

We do not have exclusive Internet distribution rights to all of our content and the cost of renewing such rights or obtaining such rights for new content may be higher than expected.

Many of our content partner agreements give us the exclusive Internet distribution rights to the related content and channels.  However, if this content or these channels were not exclusive and were offered elsewhere on the Internet on more attractive terms, we could lose a portion of our subscribers, which would have an adverse effect on our results of operations.

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

In addition, some of the existing partner agreements that give us exclusive Internet distribution rights have renewal mechanisms that are tied to our ability to generate specified revenue share amounts or specified subscriber numbers in respect of particular channels.  If we are unable to meet these targets, then we may have to renegotiate the agreements when they come up for renewal or may lose one or more of our exclusive licenses.  Renegotiated license fees may be more expensive than anticipated.  We may be unable to obtain our programming consistently at a cost that is reasonable or appealing to our customers, which may adversely affect our marketing efforts, reputation, brand and revenue.

Our business depends on continued and unimpeded access to the Internet by us and our users at non-discriminatory prices.  Internet access providers and Internet backbone providers may be able to block, limit, degrade or charge for access to certain of our products and services, which could lead to additional expenses and the loss of users.

Our products and services depend on the ability of our users to access the Internet, and certain of our products require significant bandwidth to work effectively.  Currently, this access is provided by companies that have significant and increasing market power in the broadband and Internet access marketplace, including incumbent telephone companies, cable companies and mobile communications companies.  Some of these providers have stated that they may take measures that could degrade, disrupt or increase the cost of user access by restricting or prohibiting the use of their infrastructure to support or facilitate offerings, or by charging increased fees to provide offerings, while others, including some of the largest providers of broadband Internet access services, have committed to not engaging in such behavior.

The ability of the FCC to regulate broadband Internet access services was called into question by an April 2010 ruling of the United States Court of Appeals for the D.C. Circuit.  The FCC has proposed new rules regulating broadband Internet access, but these rules are being challenged, the jurisdiction of the FCC remains at issue, and various bills have been introduced before the United States Congress. While interference with access to our products and services seems unlikely, such interference has occurred in limited circumstances, and future actions by broadband Internet access providers, the FCC or Congress could result in limitations on access to our services, a loss of existing users, or increased costs to us, our users or our customers, thereby impairing our ability to attract new users, or limiting our opportunities and models for revenue and growth.

Internet transmissions may be subject to theft and malicious attacks, which could cause us to lose subscribers and revenue.

Like all Internet transmissions, our streaming content may be subject to interception and malicious attack.  Pirates may be able to obtain or redistribute our programs without paying fees to us.  Our distribution infrastructure is exposed to spam, viruses, worms, spyware, denial of service or other attacks by hackers and other acts of malice.  Theft of our content or attacks on our distribution infrastructure would reduce future potential revenue and increase our net subscriber acquisition costs.

If our security technology is compromised, it could adversely affect our ability to contract for licenses to distribute content over the Internet.  We use security measures intended to make theft of our content more difficult.  However, if we are required to upgrade or replace existing security technology, the cost of such security upgrades or replacements could have a material adverse effect on our financial condition, profitability and cash flows.  In addition, other illegal methods that compromise Internet transmissions may be developed in the future.  If we cannot control compromises of our service, then our revenue, net subscriber acquisition costs, subscriber turnover and ability to contract for licenses to distribute content over the Internet could be materially adversely affected.

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

We are dependent on key members of our senior management.  In addition, innovation is important to our success, and we depend on the continued efforts of our executive officers and key employees, who have specialized technical knowledge regarding our distribution infrastructure and information technology systems and significant business knowledge regarding the IPTV industry and subscription services.  The market for the services of qualified personnel is competitive and we may not be able to attract and retain key employees.  If we lose the services of one or more of our executive officers or key employees, or fail to attract qualified replacement personnel, then our business and future prospects could be materially adversely affected.

We may have exposure to greater than anticipated tax liabilities.

We are subject to income and other taxes in a variety of jurisdictions, and our tax structure is subject to review by both domestic and foreign taxation authorities.  The determination of our world-wide provision for income taxes and other tax liabilities requires significant judgment and, in the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain.  Although we believe that our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded on our consolidated financial statements and may materially affect our financial results in the period or periods for which such determination is made.

We are subject to foreign business, political and economic disruption risks.

We contract with various entities around the world, including in respect of the acquisition of rights to distribute content via the Internet.  As a result, we are exposed to foreign business, political and economic risks, including:

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

If any of these risks are realized, it could adversely affect our business, financial position and results of operations.

We may not realize the anticipated benefits of the TransVideo acquisition.

On October 1, 2010, we completed our acquisition of TransVideo, which prior to the acquisition was a third-party supplier to us of STBs.  We entered into the acquisition with the expectation that, if consummated, it would provide us with greater control over the future development of TransVideo’s STBs and also afford us substantial opportunities for marketing our IPTV services in China due to TransVideo’s existing relationships in that geographic region.  A variety of factors may adversely affect our ability to achieve the anticipated benefits of this acquisition, including our ability to successfully integrate TransVideo’s operations and employees with ours, to realize cost savings by controlling the production of STBs, and to leverage TransVideo’s relationships in China due to regulatory restrictions and other circumstances beyond our control.

TransVideo may have undisclosed material liabilities.

In connection with the acquisition of TransVideo, we performed a due diligence investigation of that company’s assets and liabilities.  There may be liabilities that we failed or were unable to discover in our due diligence, and we may not be indemnified for some or all of these liabilities.  The discovery of any material liabilities could have a material adverse effect on our business, financial condition and results of operations.

Item 1B. Unresolved Staff Comments

As a smaller reporting company, we are not required to include this information in our Annual Report on Form 10-K.

Item 2. Properties

Description	Location	Expiration of Lease	Use of Property
Lease	Toronto, Ontario, Canada	Month-to-month	Business office
Lease	Shanghai, China	May 2011	Business office
Lease	Sanford, Florida	November 2011	Business office
Lease	New York, New York	August 2012	Business office
Lease	Plainview, New York	December 2013	Business office
Lease	London, England	Month-to-month	Business office
Lease	Burnaby, British Columbia, Canada	March 2011	Business office
Lease	Burnaby, British Columbia, Canada	March 2014	Business office
Lease	Beijing, China	August 2012	Business office
Lease	Shenzhen, China	October 2012	Business office
Lease	Shenzhen, China	October 2011	Factory
Lease	Toronto, Ontario, Canada	December 2012	Colocation/equipment
Lease	London, England	April 2011	Colocation/equipment
Lease	Slough, England	December 2012	Colocation/equipment
Lease	Guilford, England	Month-to-month	Colocation/equipment
Lease	Neve Ilan, Israel	Month-to-month	Colocation/equipment
Lease	Singapore	Month-to-month	Colocation/equipment
Lease	Palo Alto, CA	December 2012	Colocation/equipment
Lease	Miami, FL	Month-to-month	Colocation/equipment
Lease	Savage, MD	September 2011	Colocation/equipment
Lease	Bellevue, NE	April 2011	Colocation/equipment
Lease	North Bergen, NJ	December 2012	Colocation/equipment
Lease	Hauppauge, NY	September 2011	Colocation/equipment
Lease	New York, NY	December 2012	Colocation/equipment
Lease	Dallas, TX	December 2012	Colocation/equipment

Item 3. Legal Proceedings

There is no material litigation currently pending or threatened against us or, to our knowledge, any of our officers or directors in their capacity as such.

Item 4. [Removed and Reserved.]

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price Information

There is no established public trading market for our common stock in the United States.  The principal established foreign public trading market for the common stock is the Toronto Stock Exchange.  The table below sets forth, for the periods indicated, the high and low sales prices of the common stock on the Toronto Stock Exchange, in Canadian dollars, for each full quarterly period within its two most recent fiscal years, as reported by the Toronto Stock Exchange.

Fiscal Year	High	Low

2010

First Quarter	$0.89	$0.45

Second Quarter	$0.72	$0.40

Third Quarter	$0.55	$0.36

Fourth Quarter	$0.61	$0.34

2009

First Quarter	$0.64	$0.28

Second Quarter	$0.84	$0.42

Third Quarter	$1.30	$0.67

Fourth Quarter	$1.00	$0.61

Stockholders

As of March 15, 2011, there were approximately 172 holders of record of our common stock.

Dividends

We have paid no dividends on our common stock since our inception.  At the present time, we intend to retain earnings, if any, to finance the expansion of our business.  The payment of dividends in the future will depend on our earnings and financial condition and on such other factors as the Board of Directors may consider appropriate.

The Delaware General Corporation Law (“DGCL”) sets out when a company is restricted from declaring or paying dividends. Under Section 170 of the DGCL, a company may not declare or pay a dividend out of net profits if the capital of the company is less than the aggregate amount of the capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets until the deficiency in the amount of such capital has been repaired.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2010 with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved
by security holders
Second Amended and Restated Stock Option Plan(1)	12,747,668	$0.81	4,649,866
Restricted Share Plan	0	N/A	0
2006 Stock Appreciation Rights Plan(2)	1,675,000	$2.63	5,284,013
Amended and Restated Directors’ Compensation Plan(3)	0	N/A	664,332
Amended and Restated Retention Warrants Plan	742,730	$2.63	1,757,270
Employee Share Purchase Plan(4)	0	N/A	N/A
Equity compensation plans not
approved by security holders
None	N/A	N/A	N/A
Total	15,165,398	$1.10	12,355,481

(1)
The maximum number of shares of common stock issuable upon exercise of options granted pursuant to the Second Amended and Restated Stock Option Plan (the “Stock Option Plan”) is equal to the greater of (i) 4,000,000 shares of common stock and (ii) 12.5% of the number of issued and outstanding shares of common stock from time to time.  As a result, any increase in the issued and outstanding shares will result in an increase in the number of shares of common stock available for issuance under the Stock Option Plan, and any exercises of options will make new grants available under the Stock Option Plan.

(2)
The maximum number of shares of common stock which may be issued pursuant to the 2006 Stock Appreciation Rights Plan (the “SARs Plan”) is the greater of 4,150,000 or 5% of the issued and outstanding shares of common stock.  The shares of common stock reserved for issuance upon the exercise of SARs that terminate, expire unexercised or are cancelled shall be available for subsequent grants of SARs under the SARs Plan.

(3)	Shares of common stock are issued directly under the Amended and Restated Directors’ Compensation Plan (the “Director’s Compensation Plan”) without exercise of any option, warrant or right.
(4)	We have not implemented the Employee Share Purchase Plan since its approval by our stockholders.

Pursuant to a Restricted Share Agreement (the “Restricted Share Agreement”) with our executive, Marc Sokol, dated as of November 12, 2010, we agreed to issue 2,500,000 shares of common stock to Mr. Sokol over a four-year period.  Mr. Sokol will be issued 25% of the shares on each anniversary of November 12, 2010, with 25% of each tranche of newly issued shares to be released on each such anniversary and an additional 25% to be released each successive year thereafter.  In the event of a change in control of the Company, the shares of common stock shall be immediately issued and released to Mr. Sokol.  In the event of Mr. Sokol’s termination prior to issuance of all of the shares, all unissued shares will be forfeited.

We issued certain warrants independently of a plan.  As of December 31, 2010, these warrants could be exercised for 8,642,500 shares of common stock at a weighted average exercise price of $1.14.

Repurchases of Equity Securities

None.

Recent Sales of Unregistered Securities

The following sets forth information regarding securities sold by us but not registered under the Securities Act of 1933, as amended (the “Securities Act”), during the fiscal year ended December 31, 2010, and that were not reported in our Quarterly Reports on Form 10-Q or Current Reports on Form 8-K filed with the SEC during that period:

1.           On December 20, 2010, we issued shares of common stock without registration under the Securities Act to non-management directors in payment pursuant to our Directors’ Compensation Plan of their semi-annual directors’ fees for the six-month period ended December 31, 2010 in the following aggregate amounts:

John R. Anderson	30,319
Gabriel A. Battista	22,340
Shirley Strum Kenny	47,872
David Kronfeld	44,681
Charles B. Wang	53,192
Total	198,404

The aggregate value of the 198,404 shares of common stock issued to Dr. Kenny and Messrs. Anderson, Battista, Kronfeld and Wang was $93,250 on the date of issuance.  We issued these shares of common stock pursuant to the exemption from registration set forth in Section 4(2) of the Securities Act and Regulation D promulgated thereunder. This issuance qualified for exemption from registration under the Securities Act because (i) each of the directors was an accredited investor at the time of the issuance, (ii) we did not engage in any general solicitation or advertising in connection with the issuance, and (iii) each of the directors received restricted securities.

2.           Between October 1, 2010 and December 31, 2010, we issued 640 shares of common stock to a former consultant upon vesting of certain restricted share units issued pursuant to our Restricted Share Plan.  The aggregate value attributable to such shares of common stock was $302.  We issued the shares of common stock to the former consultant residing within the United States in reliance on the exemption from the registration requirements of the Securities Act afforded by Rule 701 promulgated thereunder.

Information regarding other securities sold by us but not registered under the Securities Act during the fiscal year ended December 31, 2010 has been previously included in our Quarterly Reports on Form 10-Q for the periods ended March 31, 2010, June 30, 2010 and September 30, 2010 and in Current Reports on Form 8-K filed with the SEC on January 8, 2010 and October 1, 2010.

Item 6. Selected Financial Data

As a smaller reporting company, we are not required to include this information in our Annual Report on Form 10-K.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis (“MD&A”) of the financial condition and results of operations of the Company should be read in conjunction with our audited consolidated financial statements and accompanying notes for the years ended December 31, 2010 and 2009, which have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”).  All dollar amounts are in U.S. dollars (“US$” or “$”) unless stated otherwise.  As at March 15, 2011, the Bank of Canada noon rate for conversion of United States dollars to Canadian dollars (CDN$) was US$1 to CDN$0.9830.

Our MD&A is intended to enable readers to gain an understanding of our current results and financial position.  To do so, we provide information and analysis comparing the results of operations and financial position for the current year to those of the preceding comparable year.  We also provide analysis and commentary that we believe is required to assess our future prospects.  Accordingly, certain sections of this MD&A contain forward-looking statements that are based on current plans and expectations.  These forward-looking statements are affected by risks and uncertainties that are discussed in Item 1A of this Annual Report on Form 10-K and below in the section titled “Cautions Regarding Forward-Looking Statements” and that could have a material impact on future prospects.  Readers are cautioned that actual results could vary from those forecasted in this MD&A.

Cautions Regarding Forward-Looking Statements

This MD&A contains certain forward-looking statements that reflect management’s expectations regarding our growth, results of operations, performance and business prospects and opportunities.

Statements about our future plans and intentions, results, levels of activity, performance, goals or achievements or other future events constitute forward-looking statements.  Wherever possible, words such as “may,”  “will,”  “should,”  “could,”  “expect,”  “plan,”  “intend,”  “anticipate,” “believe,” “estimate,” “predict,” or “potential” or the negative or other variations of these words, or similar words or phrases, have been used to identify these forward-looking statements.  These statements reflect management’s current beliefs and are based on information available to management as at the date of this Annual Report on Form 10-K.

Forward-looking statements involve significant risk, uncertainties and assumptions. Many factors could cause actual results, performance or achievements to differ materially from the results discussed or implied in the forward-looking statements. These factors should be considered carefully and readers should not place undue reliance on the forward-looking statements. Although the forward-looking statements contained in this MD&A are based upon what management believes to be reasonable assumptions, we cannot assure readers that actual results will be consistent with these forward-looking statements. These forward-looking statements are made as of the date of this Annual Report on Form 10-K and we assume no obligation to update or revise them to reflect new events or circumstances, except as required by law. Many factors could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements that may be expressed or implied by such forward-looking statements, including: our ability to integrate the operations of TransVideo International Ltd. (“TransVideo”) with our own; our ability to increase revenue; general economic and market segment conditions; our customers’ subscriber levels; the financial health of our customers;  our ability to pursue and consummate acquisitions in a timely manner; our continued relationships with our customers; our ability to negotiate favorable terms for contract renewals; competitor activity; product capability and acceptance rates; technology changes; foreign exchange risk; interest rate risk; and credit risk.  A more detailed assessment of the risks that could cause actual results to materially differ from current expectations is contained in Item 1A, “Risk Factors.”

Overview

We are a leading IPTV company that provides a comprehensive suite of technology and digital services.  “IPTV” refers to the distribution of streamed audio, video and other multimedia content over a broadband network.  Through IPTV, we build and manage private networks for our customers that are used to deliver live and on-demand sports, international, entertainment and variety programming to subscribers and pay-per-view customers.  We also offer our customers a complete web platform that includes e-commerce tools, ticketing solutions and hosting services.  In addition, we stream international programming via proprietary websites targeted to specific communities.  Our core business objective is to enter into agreements with companies seeking to reach target audiences through their own private networks and to provide them with complete IPTV services.  These companies in turn are able to use our services to reach more consumers and to grow their brands and revenues.  We also acquire the rights to certain international content from television broadcasters, which is then streamed to end users through our proprietary networks.

We believe the increasing popularity of Internet-connected devices, coupled with the accelerating worldwide adoption of broadband Internet connections, will fuel long-term growth in the number of consumers viewing IP-based content.  Our short-term financial objectives are to increase revenues and to achieve positive net cash flows.  Our long-term financial objective is to increase shareholder value.  To achieve these objectives, we intend to grow our business with our existing customer base as well as enter into agreements with new customers.

Key Developments in Fiscal 2010

On September 29, 2010, we completed a private placement of $10.0 million of Class 3 Preference Shares (the “Class 3 Preference Shares”) priced at CDN$0.60 per share.  The private placement was made to JK&B Capital V, L.P., to JK&B Special Opportunities Fund, L.P., an entity in which Mr. Wang, the Chairman of the Board of Directors of the Company, holds an ownership interest, and to a trust affiliated with Mr. Battista, another director of the Company.  Mr. Kronfeld, another director of the Company, holds ownership interests in both JK&B entities.  The Class 3 Preference Shares bear certain rights, preferences, privileges and restrictions including, as and when duly declared by the Board of Directors of the Company, the right to receive fixed preferential cumulative dividends at the rate of 8% per annum for a period of five years from issuance, as provided in the Company’s Certificate of Incorporation.  The proceeds of the private placement are being used for general working capital purposes.

On October 1, 2010, we consummated the acquisition of 100% of the outstanding securities of TransVideo International Ltd. (“TransVideo”) in exchange for 22,000,802 shares of our common stock valued at $8,515,641.  TransVideo’s passive investment in KyLinTV, Inc. (“KyLinTV”), an IPTV company, was not included as part of the transaction.  TransVideo is a public Internet-based IPTV technology and solution provider headquartered in Beijing, China.  It develops proprietary hardware designs and software for encoders and transcoders, IPTV STBs, digital media storage boxes, public IPTV media servers, signal transfer and monitoring equipment and software that acts as a public IPTV player.  TransVideo was, and KyLinTV is, controlled by Mr. Wang.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the date of acquisition.

As at October 1, 2010

Cash	$ 243,226
Other current assets	2,936,608
Property, plant and equipment	209,018
Intangible assets	2,123,000
Goodwill	4,701,076
Total assets	10,212,928
Current liabilities	(1,221,076)
Non-controlling interest	(476,211)
Net assets acquired	$ 8,515,641

As noted above, the purchase price allocation of the tangible and intangible assets is preliminary and may be adjusted as a result of obtaining additional information regarding preliminary estimates of fair values made at the date of purchase.

The results of operation for TransVideo for fiscal 2010 have been included in our consolidated statement of operations October 1, 2010 to December 31, 2010 and are summarized below:

October 1, 2010 – December 31, 2010

Total revenue	$ 452,847
Total cost of revenue	(330,660)
Total selling, general and administrative	(461,083)
Other	11,503
Net loss	$ (327,393)

We received a letter of satisfaction from the Director under the Canada Business Corporations Act for the continuance of the Company out of the laws of Canada and on November 30, 2010 received approval from the State of Delaware for the domestication of the Company under the laws of the State of Delaware and Section 388 of the General Corporation Law of the State of Delaware (the “Domestication”).  The purpose of the Domestication was to change our jurisdiction of incorporation from Canada to Delaware.  Additionally, at the time of the Domestication, we changed the number of authorized shares of common stock from unlimited to 300 million, changed the common stock from no par value to $0.01 par value per share and changed the authorized preferred stock from 17.2 million shares to 50 million shares, in the process eliminating the Class 1 Preference Shares and Class 2 Preference Shares.  As a result, we retroactively restated prior periods as if the change in par value was effective for all periods presented.

Overall Performance

We use the term “organic” to refer to the period-over-period changes in our revenues and expenses, excluding the revenues and expenses of INSINC (acquisition consummated on October 31, 2009) and TransVideo (acquisition consummated October 1, 2010).  This permits readers to better compare current year and prior year revenues and expenses, and to understand changes that have occurred, without regard to the effect of the acquisitions of INSINC and TransVideo.

Highlights

➢	Services Revenue, which is our recurring revenue stream, increased by $5.0 million, or 19.0%, as compared to the prior year.

➢	Cost of Services Revenue, exclusive of depreciation and amortization, remained constant at $12.8 million as compared to the prior year.

Overview

Revenue for fiscal 2010 was $33.2 million, an increase of $5.1 million, or 18.1%, from $28.1 million in fiscal 2009.  The revenue growth of $5.1 million was due to the following:

•	organic growth of $2.3 million;
•	increase in revenue from INSINC of $2.3 million; and
•	revenue from TransVideo of $0.5 million.

The organic revenue growth of $2.3 million was due to an increase in our services revenue of $2.5 million offset by a decrease in our equipment revenue of $0.2 million.

Our net loss attributable to common stockholders for fiscal 2010 was $17.5 million, or a loss of $0.14 per basic and diluted share of common stock, compared with a net loss of $19.6 million, or a loss of $0.18 per basic and diluted share of common stock, in fiscal 2009.  The decrease in net loss attributable to common stockholders of $2.1 million, or 10.7%, was due to the following:

•	an increase in total revenue of $5.1 million; and
•	an unrealized gain on derivative of $1.4 million in fiscal 2010 as compared to an $0.8 million loss on derivative in fiscal 2009 (non-cash item),

offset by the following:

•	an increase in selling, general and administrative expenses, excluding stock-based compensation of $2.2 million;
•	an increase in stock-based compensation of $1.2 million (non-cash item);
•	an increase in depreciation and amortization of $1.1 million (non-cash item);
•	a decrease in investment income of $0.2 million;
•	a nominal foreign exchange loss in fiscal 2010 as compared to a foreign exchange gain in fiscal 2009 of $0.1 million; and
•	an adjustment to the carrying amount of redeemable preferred stock of $0.4 million in fiscal 2010.

Our non-GAAP Adjusted EBITDA loss (as defined below) was $11.0 million for the year ended December 31, 2010, compared with $13.9 million for the year ended December 31, 2009.  The improvement in non-GAAP Adjusted EBITDA loss was due to the impact of the items noted in the net loss discussion above.

We report non-GAAP Adjusted EBITDA loss because it is a key measure used by management to evaluate our results and make strategic decisions about the Company, including potential acquisitions.  Non-GAAP Adjusted EBITDA loss represents net loss before interest, income taxes, depreciation and amortization, stock-based compensation, unrealized gain/loss on derivatives, investment income, non-controlling interests and foreign exchange gain/loss.   This measure does not have any standardized meaning prescribed by U.S. GAAP and therefore is unlikely to be comparable to the calculation of similar measures used by other companies, and should not be viewed as an alternative to measures of financial performance or changes in cash flows calculated in accordance with U.S. GAAP.

The reconciliation from consolidated net loss to non-GAAP Adjusted EBITDA loss is as follows:

	Years ended,
	2010	2009
	$	$

Consolidated net loss	(17,167,466)	(19,640,921)

Add back:
Depreciation and amortization	5,177,980	4,141,117
Stock-based compensation	2,360,187	1,167,789
Unrealized (gain) loss on derivative	(1,389,300)	801,350
Investment income and foreign exchange gain (loss)	(14,634)	(362,070)

Non-GAAP Adjusted EBITDA loss	(11,033,233)	(13,892,735)

OPERATIONS

Revenue

We earn revenue in two broad categories:

(i)	Services revenue, which includes:

	●	Subscriber revenue, which consists primarily of subscription, pay-per view and operations fees revenues and is recognized over the period of service or usage;

	●	eCommerce revenue, which consists of advertising, merchandise, donor and ticketing revenues and is recognized as the service is performed; and

	●	Technology revenue, which consists of the set up and transcoder revenue and is recognized over the life of the contract.

(ii)	Equipment revenue, which consists of the sale of STBs to content partners and/or end users is recognized when title to a STB passes to the customer. Shipping revenue is included in equipment revenue.

Cost and Expenses

Cost of services revenue

Cost of services revenue primarily consists of:

•	Cost of subscriber revenue, which consists of :
•	royalty payments;
•	network operating costs;
•	bandwidth usage fees; and
•	colocation fees.

•	Cost of eCommerce revenue, which consists of:
•	merchandising, donor and ticketing revenues, which have minimal associated costs as revenue is booked on a net basis; and
•	cost of advertising revenue, which is subject to revenue shares with the content provider.

•	Cost of technology revenue, which consists of:
•	transcoder licenses purchased from third parties; and
•	maintenance costs for transcoders.

Cost of equipment revenue

Cost of equipment revenue primarily consists of purchases from TransVideo (prior to the acquisition) and Tatung Technology of STB products and parts for resale to customers.  Shipping costs are included in cost of equipment revenue.

Selling, general and administrative expenses, including stock-based compensation

Selling, general and administrative (“SG&A”) costs, including stock-based compensation, include:

•	Wages and benefits – represents compensation for our full-time and part-time employees as well as fees for consultants who we use from time to time;

•
Stock-based compensation – represents the estimated fair value of our options, warrants and stock appreciation rights (“Convertible Securities”) for financial accounting purposes, prepared using the Black-Scholes-Merton model, which requires a number of subjective assumptions, including assumptions about the expected life of the Convertible Securities, risk-free interest rates, dividend rates, forfeiture rates and the future volatility of the price of our shares of common stock.   The estimated fair value of the Convertible Securities is expensed over the vesting period, which is normally four years, with the Convertible Securities vesting in equal amounts each month.  However, our Board of Directors has the discretion to grant options with different vesting periods;

•
Marketing – represents expenses for both global and local marketing programs that focus on various target sports properties and ethnic communities.  These initiatives include online and traditional marketing expenditures, search engine marketing and search engine optimization;

•	Professional fees – represents legal, accounting and recruiting fees; and

•	Other SG&A expenses – represents travel expenses, rent, office supplies, corporate IT services, credit card processing fees and other general operating expenses.

RESULTS OF OPERATIONS

Fiscal 2010 to Fiscal 2009

Our consolidated financial statements for our fiscal years ended December 31, 2010 and 2009 have been prepared in accordance with U.S. GAAP.

	2010	2009	Change
	$	$	%
Revenue
Services revenue	31,500,279	26,464,400	19%
Equipment revenue	1,673,469	1,629,277	3%
Total Revenue	33,173,748	28,093,677	18%

Costs and expenses
Cost of services revenue, exclusive of depreciation
and amortization shown separately below	12,842,304	12,850,002	0%
Cost of equipment revenue	1,575,118	1,537,150	2%
Selling, general and administrative, including
stock-based compensation	32,149,746	28,767,049	12%
Depreciation and amortization	5,177,980	4,141,117	25%
	51,745,148	47,295,318	9%
Operating loss	(18,571,400)	(19,201,641)	-3%

Other income (expense)
Unrealized gain (loss) on derivative	1,389,300	(801,350)	-
(Loss) gain on foreign exchange	(47,160)	68,245	-169%
Investment income	61,794	293,825	-79%
	1,403,934	(439,280)	-337%
Consolidated net and comprehensive loss for the year	(17,167,466)	(19,640,921)	-13%
Net loss attributable to non-controlling interest	8,771	-	-
Net and comprehensive loss attributable to controlling interest	(17,158,695)	(19,640,921)	-13%
Adjustment to the carrying amount of redeemable preferred stock	(362,046)	-	-
Net and comprehensive loss attributable to NeuLion, Inc. common stockholders	(17,520,741)	(19,640,921)	-11%

We use the term “organic” to refer to the period-over-period changes in our revenues and expenses, excluding the revenues and expenses of INSINC (acquisition consummated on October 31, 2009) and TransVideo (acquisition consummated October 1, 2010).  This permits readers to better compare current year and prior year revenues and expenses, and to understand changes that have occurred, without regard to the effect of the acquisitions of INSINC and TransVideo.

Revenue

Services revenue

Services revenue includes revenue from subscribers, eCommerce and technology services.  Services revenue increased from $26.5 million for the year ended December 31, 2009 to $31.5 million for the year ended December 31, 2010.  The $5.0 million increase was due to organic growth of $2.6 million, an increase in revenue from INSINC of $2.3 million and revenue from TransVideo of $0.1 million.  The organic growth of $2.6 million was a result of $1.0 million of revenue from new customers coupled with $1.6 million from existing customers.

Subscriber revenue increased from $18.5 million for the year ended December 31, 2009 to $20.8 million for the year ended December 31, 2010.  The $2.3 million increase was due to organic growth of $1.7 million, an increase in subscriber revenue from INSINC of $0.5 million and revenue from TransVideo of $0.1 million.  The organic growth of $1.7 million was a result of $0.7 million of revenue from new customers coupled with $1.0 million from existing customers.

eCommerce revenue increased from $3.9 million for the year ended December 31, 2009 to $4.2 million for the year ended December 31, 2010.  The $0.3 million increase was due to an increase in advertising revenue.

Technology revenue increased from $4.1 million for the year ended December 31, 2009 to $6.5 million for the year ended December 31, 2010.  The $2.4 million increase was due to organic growth of $0.6 million and an increase in technology revenue from INSINC of $1.8 million.  The organic growth of $0.6 million was a result of $0.3 million of revenue from new customers coupled with $0.3 million from existing customers.

 Equipment revenue

Equipment revenue increased from $1.6 million for the year ended December 31, 2009 to $1.7 million for the year ended December 31, 2010.

Costs and Expenses

Cost of services revenue

Cost of services revenue was $12.8 million for the years ended December 31, 2009 and 2010.  Cost of services revenue as a percentage of services revenue decreased from 49% for the year ended December 31, 2009 to 41% for the year ended December 31, 2010.  The 8% improvement (as a percentage of services revenue) primarily relates to negotiated lower rates on bandwidth costs.

Cost of equipment revenue

Cost of equipment revenue increased from $1.5 million for the year ended December 31, 2009 to $1.6 million for the year ended December 31, 2010, due to the increase in equipment revenue.

Selling, general and administrative, including stock-based compensation

Selling, general and administrative, including stock-based compensation, increased from $28.8 million for the year ended December 31, 2009 to $32.1 million for the year ended December 31, 2010.  The total increase of $3.3 million was due to an organic increase of $1.0 million, an increase from INSINC of $1.8 million and an increase of $0.5 million from TransVideo.  The individual variances are as follows:

•
Wages and benefits increased from $20.0 million for the year ended December 31, 2009 to $20.7 million for the year ended December 31, 2010.  Wages and benefits for INSINC increased by $1.0 million and were $0.3 million for TransVideo.  The organic decrease of $0.6 million was due to a decrease in employees.

•
Stock-based compensation expense increased from $1.2 million for the year ended December 31, 2009 to $2.4 million for the year ended December 31, 2010.  The increase of $1.2 million was primarily due to the modification of 5 million incentive warrants.  On June 15, 2010, our stockholders approved a resolution to extend the expiry date of 5 million incentive warrants from October 20, 2010 to October 20, 2013.  In accordance with ASC 718, the Company recorded an expense of $1.1 million as a result of this modification.

•
Marketing expenses decreased from $1.1 million for the year ended December 31, 2009 to $0.9 million for the year ended December 31, 2010.  The $0.2 million decrease was primarily due to a decrease in online marketing.

•
Professional fees increased from $1.7 million for the year ended December 31, 2009 to $2.2 million for the year ended December 31, 2010.   The $0.5 million increase primarily represents legal fees and valuation services provided in connection with the acquisition of TransVideo.

•
Other SG&A expenses increased from $4.8 million for the year ended December 31, 2009 to $5.9 million for the year ended December 31, 2010.  The $1.1 million increase was primarily due to a $0.6 million reserve for a receivable and an increase in other SG&A expenses relating to INSINC of $0.3 million.  TransVideo comprised $0.1 million of the total other SG&A expenses increase for the year.

Depreciation and amortization

Depreciation and amortization increased from $4.2 million for the year ended December 31, 2009 to $5.2 million for the year ended December 31, 2010.   The $1.0 million increase was due to the amortization of INSINC’s and TransVideo’s acquired fixed and intangible assets.

Unrealized gain (loss) on derivative

Unrealized gain (loss) on derivative improved from a loss of $0.8 million for the year ended December 31, 2009 to a gain of $1.4 million for the year ended December 31, 2010.   We adopted ASC 815-40 effective January 1, 2009, which required us to record at fair value all convertible securities denominated in a currency other than our functional currency.  Accordingly, on January 1, 2009, the grant date fair value of 11,000,000 warrants denominated in Canadian dollars of $2.5 million was reallocated from additional paid-in capital, a derivative liability was recorded in the amount of $0.6 million and an adjustment of $1.9 million was made to opening accumulated deficit.  These warrants expired on October 20, 2010.  The difference between the fair value at December 31, 2010 of zero and the fair value at December 31, 2009 of $1.4 million resulted in an unrealized gain on derivative of $1.4 million.

These warrants were recorded at their relative fair values at issuance, determined using the Black-Scholes-Merton model.  Any change in value between reporting periods was recorded as other income (expense).

 LIQUIDITY AND CAPITAL RESOURCES

Our cash position was $12.9 million at December 31, 2009 and 2010.  We used $8.1 million to fund operations, which included working capital changes of $2.9 million.   Additionally, we received $9.8 million (net) in a private placement, spent $1.9 million to purchase fixed assets and received $0.2 million in cash from the acquisition of TransVideo.

As of December 31, 2010, our principal sources of liquidity included cash and cash equivalents of $12.9 million and trade accounts receivable of $2.4 million.  On July 29, 2010, we entered into an agreement with a U.S. bank to provide for a short-term credit facility of $2.0 million, bearing an interest rate of the London Interbank Offered Rate plus 2.5%, repayable in full on or before October 1, 2010.  On October 1, 2010, this agreement expired without us having drawn on the credit facility.   Additionally, we closed a $10.0 million private placement of our Class 3 Preference Shares on September 29, 2010; we are using these funds for general working capital purposes.  We continue to closely monitor our cash balances to ensure that we have sufficient cash on hand to meet our operating needs.  Management believes that we have sufficient liquidity to meet our working capital and capital expenditure requirements for the next twelve months.

At December 31, 2010, approximately 73% of our cash and cash equivalents were held in accounts with a U.S. bank that received an A- rating from Standard and Poor’s and an A2 rating from Moody’s, and 6% of our cash and cash equivalents were held in bank accounts with two of the top five Canadian commercial banks.  The Company believes that these U.S. and Canadian financial institutions are secure notwithstanding the current global economy and that we will be able to access the remaining balance of bank deposits.  Our investment policy is to invest in low-risk short-term investments which are primarily term deposits.  We have not had a history of any defaults on these term deposits, nor do we expect any in the future given the short term to maturity of these investments.

Our business as currently operated is still in its early stages, with only a few years of operating history.  In 2006, our business model evolved from providing professional information technology services and international programming to providing end-to-end IPTV services for a wide range of professional and collegiate sports properties, entertainment networks and international clients.  From our inception, we have incurred substantial net losses and have an accumulated deficit of $61.0 million; management expects these losses to continue in the short term.  We continue to review our operating structure to maximize revenue opportunities, further reduce costs and achieve profitability.  Based on our current business plan and internal forecasts, and considering the risks that are present in the current global economy, we believe that our cash on hand will be sufficient to meet our working capital and operating cash requirements for the next twelve months.  However, we will require expenditures of significant funds for marketing, building our subscriber management systems, programming and website development, maintaining adequate video streaming and database software, pursuing and maintaining channel distribution agreements with our channel partners, fees relating to acquiring and maintaining Internet streaming rights to our content and the construction and maintenance of our delivery infrastructure and office facilities.  Cash from operations could be affected by various risks and uncertainties, including, but not limited to, the risks detailed herein or incorporated by reference in this Annual Report on Form 10-K in Item 1A, “Risk Factors.”  If our actual cash needs are greater than forecasted and if cash on hand is insufficient to meet our working capital and cash requirements for the next twelve months, we will require outside capital in addition to cash flow from operations in order to fund our business.  Our short operating history, our current lack of profitability and the prolonged upheaval in the capital markets could each or all be factors that might negatively impact our ability to obtain outside capital on reasonable terms, or at all.  If we were ever unable to obtain needed capital, we would reevaluate and reprioritize our planned capital expenditures and operating activities.  We cannot assure you that we will ultimately be able to generate sufficient revenue or reduce our costs in the anticipated time frame to become profitable and have sustainable net positive cash flows.

Working Capital Requirements

Our net working capital at December 31, 2010 was $1.4 million, an increase of $0.4 million from the December 31, 2009 net working capital of $1.0 million.  Included in current liabilities at December 31, 2010 and 2009 are approximately $6.4 million and $5.3 million, respectively, of liabilities (derivative liability and deferred revenue) that we do not anticipate settling in cash.  Excluding these liabilities, our working capital ratios at December 31, 2010 and 2009 were 1.72 and 1.54, respectively.

The change in working capital was primarily due to an increase in current assets and current liabilities of $1.0 million and $0.6 million, respectively.

Current assets at December 31, 2010 were $18.8 million, an increase of $1.0 million from the December 31, 2009 balance of $17.8 million.  The increase was due to a $1.0 million increase in amounts due from related parties, of which $0.8 million represented part of the acquisition of TransVideo.

Current liabilities at December 31, 2010 were $17.4 million, an increase of $0.6 million from the December 31, 2009 balance of $16.8 million.  The change was due to an increase in deferred revenue of $2.6 million, offset by a decrease in our derivative liability of $1.4, a decrease in amounts due to related parties of $0.3 million and decreases in accounts payable and accrued liabilities of $0.3 million.

Cash Flows

Summary Balance Sheet Data:

	As at December 31,
	2010	2009
	$	$
Current Assets
Cash and cash equivalents	12,929,325	12,957,679
Accounts receivable, net	2,356,843	1,809,147
Other receivables	296,154	857,168
Inventory, net	946,780	928,592
Prepaid expenses and deposits	1,014,703	966,101
Due from related parties	1,261,776	246,992
Total current assets	18,805,581	17,765,679

Current Liabilities
Accounts payable	5,504,489	5,383,518
Accrued liabilities	5,431,217	5,822,385
Derivative liability	-	1,389,300
Due to related parties	26	298,595
Deferred revenue	6,432,445	3,907,510
Total current liabilities	17,368,177	16,801,308

Working capital ratio	1.08	1.06

Comparative Summarized Cash Flows

	Year Ended
	December 31,
	2010	2009
	$	$

Cash used in operating activities	(8,105,864)	(11,692,709)
Cash used in investing activities	(1,708,983)	(2,760,337)
Cash provided by financing activities	9,786,493	87,704

Operating activities

Cash used in operating activities for the year ended December 31, 2010 was $8.1 million.  Changes in net cash used in operating activities reflect the consolidated net loss of $17.2 million for the period, less:

•	non-cash items in the amount of $6.2 million, which relates to stock-based compensation, depreciation and amortization and unrealized gain on derivative; and

•	changes in operating assets and liabilities of $2.9 million.

Investing activities

Cash used in investing activities for the year ended December 31, 2010 was $1.7 million.  These funds represent $1.9 million used to purchase fixed assets offset by $0.2 million received from the acquisition of TransVideo.

Financing activities

Cash provided by financing activities was $9.8 million for the year ended December 31, 2010.  These funds were received from a $10.0 million private placement of Class 3 Preference Shares, offset by professional fees of $0.2 million.

Off Balance Sheet Arrangements

The Company did not have any off balance sheet arrangements as of December 31, 2010.

Contractual Obligations and Commitments

The following table summarizes our contractual commitments as at December 31, 2010, and the effect those commitments are expected to have on liquidity and cash flows in future periods:

	Total	2011	2012	2013	2014	2015	2016	Thereafter
	$	$	$	$	$	$	$	$

Operating leases	7,067,893	1,623,692	1,248,347	1,204,142	835,063	834,832	834,832	486,985
Operating lease recovery (1)	(4,918,576)	(787,968)	(721,181)	(743,875)	(743,875)	(743,875)	(743,875)	(433,927)
Minimum guarantees (2)	4,126,373	1,537,239	1,364,825	803,817	280,492	140,000	-	-
Notes payable	122,013	122,013	-	-	-	-	-	-
Other liabilties	122,545	63,292	-	-	-	-	-	59,253

	6,520,248	2,558,268	1,891,991	1,264,084	371,680	230,957	90,957	112,311

(1) The Company has signed a sublease for its Toronto office that offsets its operating lease commitment for that location.
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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our consolidated financial statements are prepared in conformity with U.S. GAAP, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.  On an ongoing basis, management reviews its estimates to ensure they appropriately reflect changes in our business and new information as it becomes available. If historical experience and other factors used by management to make these estimates do not reasonably predict future actual results, our consolidated financial position and results of operations could be materially impacted.

We believe the following critical accounting policies involve the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Business combinations

We allocate the purchase price to tangible assets and intangible assets based on fair values, with the excess of the purchase price being allocated to goodwill.

Our acquisition of TransVideo in 2010 resulted in the allocation of a portion of the purchase price to acquired intangible assets.  In order to determine the fair value of these intangible assets, we make estimates and judgments based on assumptions about the future expected cash flows.  We also make estimates about the useful lives of those acquired intangible assets.  Should different conditions prevail, we could record write-downs of intangible assets or changes in the estimates of useful lives of those intangible assets, which would result in changes to amortization expense.

Accounts receivable

We maintain a provision for estimated losses resulting from the inability of our customers to make required payments. Management considers the following factors when determining the collectability of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends and changes in customer payment terms. If the financial conditions of our customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required.  As of December 31, 2010 and 2009, the allowance for doubtful accounts was $60,555 and $129,550, respectively.

Inventory

We evaluate our ending inventories for estimated excess quantities and obsolescence. This evaluation includes analyses of sales levels and projections of future demand within specific time horizons. Inventories in excess of future demand are reserved. In addition, we assess the impact of changing technology and market conditions on our inventory on hand and write off inventories that are considered obsolete.

Property, plant and equipment

We review the carrying value of property, plant and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. If these future undiscounted cash flows are less than the carrying value of the asset, then the carrying amount of the asset is written down to its fair value, based on the related estimated discounted future cash flows. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property, plant and equipment is used and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, no impairment was recorded for the years ended December 31, 2010 and 2009.

Intangible assets

We review the carrying value of our definite lived intangible assets for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. If these future undiscounted cash flows are less than the carrying value of the asset, then the carrying amount of the asset is written down to its fair value, based on the related estimated discounted future cash flows. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the intangible assets are used and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, no impairment was recorded for the years ended December 31, 2010 and 2009.

Goodwill

Goodwill is not amortized but is subject to an annual impairment test at the reporting unit level and between annual tests if changes in circumstances indicate a potential impairment.  The Company performs an annual goodwill impairment test as of October 1 of each calendar year.  Goodwill impairment is assessed based on a comparison of the fair value of each reporting unit to the underlying carrying value of the reporting unit's net assets, including goodwill. If the carrying value of the reporting unit exceeds its fair value, the Company performs the second step of the goodwill impairment test to determine the amount of the impairment loss. The second step of the impairment test involves comparing the implied fair value of the reporting unit's goodwill with its carrying amount to measure the amount of impairment loss, if any. The Company’s impairment test was based on its single operating segment and reporting unit structure.  For the years ended December 31, 2010 and 2009, there was no impairment loss.

Stock-based compensation and other stock-based payments

We account for all stock options and warrants using a fair value-based method.  The fair value of each stock option and warrant granted is estimated on the date of the grant using the Black-Scholes-Merton option pricing model and the related stock-based compensation expense is recognized over the vesting period.  The fair value of stock options and retention warrants granted to employees is measured at the date of the grant.  The fair value of the warrants granted to non-employees is measured as the warrants vest.

Stock appreciation rights give the holder the right to elect one of three options: receive cash in an amount equal to the excess of the quoted market price over the stock appreciation right price; receive common stock in an amount equal to the fair value of the common stock less the exercise price divided by the market value of the common stock from treasury; or receive common stock by making a cash payment equal to the exercise price.  Our Board of Directors has discretionary authority to accept or reject a cash payment request in whole or in part.  Stock-based compensation expense is calculated as the fair value of the vested portion of the stock appreciation rights outstanding, with ongoing measurement of the outstanding liability at each reporting date.  The liability is classified as a current liability on the consolidated balance sheets.  If the holder elects to purchase common stock, the liability is credited to additional paid-in capital.

Restricted share units give the holder the right to one share of common stock for each vested restricted share unit.  These awards vest on a monthly basis over a four-year vesting period.  Stock-based compensation expense related to restricted share units is recorded based on the market value of the common stock when the common stock is issued, which generally coincides with the vesting period of these awards.

Restricted stock gives the holder the right to one share of common stock for each vested restricted stock.  These awards vest on a yearly basis over a four-year vesting period.  Stock-based compensation expense is recorded based on the market value of the common stock on the grant date and recognized over the vesting period of these awards.

Amortization Policies and Useful Lives

We amortize the cost of property, plant and equipment and intangible assets over the estimated useful service lives of these items. The determinations of estimated useful lives of these long-lived assets involve considerable judgment. In determining these estimates, we take into account industry trends and Company-specific factors including changing technologies and expectations for the in-service period of these assets. On an annual basis, we reassess our existing estimates of useful lives to ensure they match the anticipated life of the technology from a revenue producing perspective. If technological change happens more quickly than anticipated, we might have to shorten our estimate of the useful life of certain equipment, which could result in higher amortization expense in future periods or an impairment charge to write down the value of this equipment.

Taxes

We have tax loss carryforwards available to offset future taxable income of $76.6 million as of December 31, 2010 that expire between the tax years 2011 and 2030 and have not been fully audited by relevant authorities. We have not recorded a financial statement benefit for these attributes as we have no history of profitability.   To the extent we use tax loss carryforwards subsequent to 2010, we expect to record the benefit as a reduction in income tax expense.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In October 2009, the Financial Accounting Standards Board issued Accounting Standards Update 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”). ASU 2009-13 amends guidance included within ASC Topic 605-25 to require an entity to use an estimated selling price when vendor-specific objective evidence or acceptable third-party evidence does not exist for any products or services included in a multiple-element arrangement.  The arrangement consideration should be allocated among the products and services based upon their relative selling prices, thus eliminating the use of the residual method of allocation.  ASU 2009-13 also requires expanded qualitative and quantitative disclosures regarding significant judgments made and changes in applying this guidance. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption and retrospective application are also permitted.  While we are continuing its evaluation of the impact of the adoption of ASU 2009-13, management does not believe the adoption will have a material impact on our consolidated financial position or results of operations.

OUTSTANDING SHARE DATA

We had a total of 139,180,279 shares of common stock outstanding at March 15, 2011.  In addition, at such date we had outstanding, in the aggregate, 43,484,716 Class 3 Preference Shares, options, stock appreciation rights, restricted share units, warrants, retention warrants and restricted stock, each of which is exchangeable for one share of common stock upon exercise or conversion.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Ernst & Young LLP (Canada) served as our auditors from October 2005 to May 2009.  At our Annual and Special Meeting of Shareholders held in May 2009, our stockholders appointed Ernst & Young LLP (US) as our auditors for the fiscal year 2009 and authorized our Board of Directors to fix the remuneration of the auditors.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, with the assistance of other members of our management, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010 (the “Evaluation”).  Based upon the Evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) are effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate “internal control over financial reporting” (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)).  Management evaluates the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission Internal Control - Integrated Framework.  Our Chief Executive Officer and Chief Financial Officer, with the assistance of other members of our management, assessed the effectiveness of our internal control over financial reporting as of December 31, 2010, and concluded that it is effective.

We acquired TransVideo during the year ended December 31, 2010, and the acquisition is reflected in our 2010 consolidated financial statements.  TransVideo’s assets constituted 7% of our total assets as of December 31, 2010, and 1% of our consolidated revenues and 2% of our consolidated net loss attributable to stockholders for the year ended December 31, 2010 are attributable to TransVideo.  We have excluded TransVideo from our annual assessment of and conclusion on the effectiveness of our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

As of as of December 31, 2010, no change in our internal control over financial reporting has been identified that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The information required by this item regarding executive officers is incorporated herein by reference to the section titled “Executive Officers” in Item 1 of this Annual Report on Form 10-K.  The other information required by this item is incorporated herein by reference to the section titled “PROPOSAL 1 – Election of Directors” of the proxy statement for our Annual Meeting of Stockholders scheduled to be held on or about June 7, 2011.  Definitive proxy materials will be filed with the SEC pursuant to Regulation 14A no later than April 30, 2011.

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference to the section titled “STATEMENT OF EXECUTIVE AND DIRECTOR COMPENSATION” of the proxy statement for our Annual Meeting of Stockholders scheduled to be held on or about June 7, 2011.  Definitive proxy materials will be filed with the SEC pursuant to Regulation 14A no later than April 30, 2011.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item related to securities authorized for issuance under our equity compensation plans is incorporated herein by reference to the section titled “Equity Compensation Plan Information” under Item 5 of this Annual Report on Form 10-K.

The information required by this item related to security ownership of certain beneficial owners is incorporated herein by reference to the section titled “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” of the proxy statement for our Annual Meeting of Stockholders scheduled to be held on or about June 7, 2011.  Definitive proxy materials will be filed with the SEC pursuant to Regulation 14A no later than April 30, 2011.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the sections titled “STATEMENT OF EXECUTIVE AND DIRECTOR COMPENSATION–Certain Relationships and Related Transactions” and “CORPORATE GOVERNANCE MATTERS–Independence of Directors” of the proxy statement for our Annual Meeting of Stockholders scheduled to be held on or about June 7, 2011.  Definitive proxy materials will be filed with the SEC pursuant to Regulation 14A no later than April 30, 2011.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the section titled “AUDIT COMMITTEE MATTERS–Services and Fees of Independent Accountants” of the proxy statement for our Annual Meeting of Stockholders scheduled to be held on or about June 7, 2011.  Definitive proxy materials will be filed with the SEC pursuant to Regulation 14A no later than April 30, 2011.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	(1)	Financial Statements:
Consolidated Balance Sheets
Consolidated Statements of Operations and Comprehensive Loss
Consolidated Statements of Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules
None.

(b)	Exhibits

The following exhibits are filed as part of this report:

Exhibit No.	Description

2.1
Acquisition Agreement, dated as of October 5, 2009, by and among NeuLion, Inc., Interactive Netcasting Systems Inc. and Hugh Dobbie, Jr. (portions of this exhibit have been omitted pursuant to a request for confidential treatment on file with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009)

2.2
Share Exchange Agreement dated as of August 12, 2010 by and among NeuLion, Inc., AvantaLion LLC and Wang Yunchuan, Hao Jingfang, Wang Qi, Tan Zhongjun, Wang Xiaohong, Shu Wei, and Zhao Yun (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, Filed August 18, 2010)

3.1	Certificate of Domestication (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 6, 2010)

3.2	Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed December 6, 2010)

3.3	By-laws (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed December 6, 2010)

4	Form of stock specimen (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed December 6, 2010)

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

10.5 #	Restricted Share Plan, as amended (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 5, 2010)

Exhibit No.	Description

10.6 # *	Amended and Restated Directors’ Compensation Plan, as amended

10.7 #	Employee Share Purchase Plan (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form 10, Filed April 9, 2009)

10.8 #	Form of Rights Agreement under the 2006 Stock Appreciation Rights Plan (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form 10, Filed April 9, 2009)

10.9
Contract for Services, dated as of June 1, 2008, between KyLinTV, Inc. and NeuLion, Inc. (portions of this exhibit have been omitted pursuant to a request for confidential treatment on file with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.19 to Amendment No. 3 to the Company’s Registration Statement on Form 10, Filed June 23, 2009)

10.10
Software License and Product Distribution Agreement, dated as of September 29, 2006, between NeuLion, Inc. and TransVideo International Ltd. (portions of this exhibit have been omitted pursuant to a request for confidential treatment on file with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.20 to Amendment No. 3 to the Company’s Registration Statement on Form 10, Filed June 23, 2009)

10.11
Amendment, dated as of July 1, 2008, to Software and Product Distribution Agreement between NeuLion, Inc. and TransVideo International Ltd. (portions of this exhibit have been omitted pursuant to a request for confidential treatment on file with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form 10, Filed April 9, 2009)

10.12
License Agreement, dated as of June 1, 2006, between NeuLion, Inc. and ABS-CBN Global Limited (portions of this exhibit have been omitted pursuant to a request for confidential treatment on file with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.22 to Amendment No. 3 to the Company’s Registration Statement on Form 10, Filed June 23, 2009)

10.13
Contract for Services, dated as of June 22, 2007, between Sky Angel U.S., LLC and NeuLion, Inc. (portions of this exhibit have been omitted pursuant to a request for confidential treatment on file with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form 10, Filed June 23, 2009)

10.14
Contract for Services, dated as of June 25, 2007, between NHL Interactive CyberEnterprises, LLC and NeuLion, Inc. (portions of this exhibit have been omitted pursuant to a request for confidential treatment on file with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.24 to Amendment No. 3 to the Company’s Registration Statement on Form 10, Filed June 23, 2009)

10.15
Amendment to Contract for Services Agreement, dated as of August 1, 2008, between NHL Interactive CyberEnterprises, LLC and NeuLion, Inc. (portions of this exhibit have been omitted pursuant to a request for confidential treatment on file with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on Form 10, Filed April 9, 2009)

10.16
Contract for Products and Services, dated January 4, 2010, between NeuLion, Inc., NeuLion USA, Inc. and DISH Network L.L.C. (portions of this exhibit have been omitted pursuant to a request for confidential treatment on file with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K, Filed March 17, 2010)

10.17
Amendment to that Certain “Contract for Services” Agreement dated June 22, 2007 by and between Sky Angel U.S. LLC and NeuLion, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, Filed July 2, 2010)

10.18
Customer Support Service Amendment to Contract for Products and Services made and entered into July 7, 2010, by and among NeuLion USA, Inc., DISH Network, L.L.C and NeuLion, Inc. (portions of this exhibit have been omitted pursuant to a request for confidential treatment on file with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, Filed  July 16, 2010)

Exhibit No.	Description

10.19
Subscription Agreement dated as of August 12, 2010 between NeuLion, Inc. and JK&B Capital V Special Opportunities Fund, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, Filed August 18, 2010)

10.20
Subscription Agreement dated as of August 12, 2010 between NeuLion, Inc. and JK&B Capital V, L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, Filed August 18, 2010)

10.21
Subscription Agreement dated as of August 12, 2010, between NeuLion, Inc. and The Gabriel A. Battista Revocable Trust Under a Trust dated August 22, 2006 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, Filed August 18, 2010)

21*	Subsidiaries

31.1*	Certification of the Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) of the Exchange Act

31.2*	Certification of the Chief Financial Officer (Principal Financial Officer) pursuant to Rule 13a-14(a) of the Exchange Act

32*	Certification of the Chief Executive Officers pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith
# Management contract or compensatory plan or arrangements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEULION, INC.

March 17, 2011	By:	/s/ Nancy Li
Name: Nancy Li
Title: Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Charles B. Wang	Chairman of the Board	March 17, 2011
Charles B. Wang	and Director

/s/ Nancy Li	Chief Executive Officer	March 17, 2011
Nancy Li	and Director (Principal
Executive Officer)

/s/ G. Scott Paterson	Vice Chairman of the Board	March 17, 2011
G. Scott Paterson	and Director

/s/ Arthur J. McCarthy	Chief Financial Officer	March 17, 2011
Arthur J. McCarthy	(Principal Financial Officer)

/s/ Roy E. Reichbach	General Counsel, Corporate	March 17, 2011
Roy E. Reichbach	Secretary and Director

	Director	March 17, 2011
John R. Anderson

	Director	March 17, 2011
Gabriel A. Battista

	Director	March 17, 2011
Shirley Strum Kenny

/s/ David Kronfeld	Director	March 17, 2011
David Kronfeld

NeuLion, Inc.

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
NeuLion, Inc.

We have audited the accompanying consolidated balance sheets of NeuLion, Inc. (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations and comprehensive loss, equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NeuLion, Inc. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
Jericho, New York
March 17, 2011

NEULION, INC.

CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. dollars, unless otherwise noted)

	As at December 31,

	2010	2009
	$	$

ASSETS
Current
Cash and cash equivalents	12,929,325	12,957,679
Accounts receivable, net (note 2)	2,356,843	1,809,147
Other receivables	296,154	857,168
Inventory (note 4)	946,780	928,592
Prepaid expenses and deposits	1,014,703	966,101
Due from related parties (note 7)	1,261,776	246,992
Total current assets	18,805,581	17,765,679
Property, plant and equipment, net (note 5)	5,119,422	5,754,255
Intangible assets, net (notes 3 and 6)	9,283,151	9,542,071
Goodwill (notes 3 and 6)	11,240,432	6,757,194
Other assets	259,497	449,964
Total assets	44,708,083	40,269,163

LIABILITIES AND EQUITY
Current
Accounts payable	5,504,489	5,383,518
Accrued liabilities	5,431,217	5,822,385
Derivative liability (note 17)	—	1,389,300
Due to related parties (note 7)	26	298,595
Deferred revenue	6,432,445	3,907,510
Total current liabilities	17,368,177	16,801,308
Long-term deferred revenue	548,309	469,191
Other long-term liabilities	495,275	728,330
Total liabilities	18,411,761	17,998,829

Redeemable preferred stock, net (note 9)
Class 3 Preference Shares (par value: $0.01; authorized: 17,176,818; issued and
outstanding: 17,176,818 and 0, respectively)	10,128,667	—

NeuLion, Inc. stockholders' equity
Common stock (par value: $0.01; authorized: 300,000,000; issued and outstanding:
139,180,279 and 116,731,794, respectively) (notes 1 and 10)	1,391,802	1,167,317
Additional paid-in capital	75,480,756	65,116,665
Promissory notes receivable	(209,250)	(209,250)
Accumulated deficit	(60,963,093)	(43,804,398)
Total NeuLion, Inc. stockholders’ equity	15,700,215	22,270,334
Non-controlling interest	467,440	—
Total equity	16,167,655	22,270,334
Total liabilities and equity	44,708,083	40,269,163

See accompanying notes

NEULION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS
(Expressed in U.S. dollars, unless otherwise noted)

	Years ended December 31,

	2010	2009
	$	$

Revenue
Services revenue	31,500,279	26,464,400
Equipment revenue	1,673,469	1,629,277
	33,173,748	28,093,677

Costs and Expenses
Cost of services revenue, exclusive of depreciation and	12,842,304	12,850,002
amortization shown separately below
Cost of equipment revenue	1,575,118	1,537,150
Selling, general and administrative, including stock-based compensation (note 11)	32,149,746	28,767,049
Depreciation and amortization	5,177,980	4,141,117
	51,745,148	47,295,318
Operating loss	(18,571,400)	(19,201,641)

Other income (expense)
Unrealized gain (loss) on derivative (note 17)	1,389,300	(801,350)
(Loss) gain on foreign exchange	(47,160)	68,245
Investment income	61,794	293,825
	1,403,934	(439,280)
Consolidated net and comprehensive loss for the year	(17,167,466)	(19,640,921)
Net loss attributable to non-controlling interest	8,771	—
Net and comprehensive loss attributable to controlling interest	(17,158,695)	(19,640,921)
Adjustment to the carrying amount of redeemable preferred stock	(362,046)	—
Net and comprehensive loss attributable to NeuLion, Inc. common stockholders	(17,520,741)	(19,640,921)

Net loss per weighted average number of shares of common stock
outstanding - basic and diluted (note 12)	$(0.14)	$(0.18)

Weighted average number of shares of common stock
outstanding - basic and diluted (note 12)	122,364,447	111,314,653

See accompanying notes

NEULION, INC.

CONSOLIDATED STATEMENTS OF EQUITY
(Expressed in U.S. dollars, unless otherwise noted)

						Non-
			Additional	Promissory	Accumulated	Controlling	Total
	Common stock		paid-in capital	Notes	deficit	interest	equity
	#	$	$	$	$	$	$

Balance, December 31, 2008	110,084,044	1,100,840	62,161,515	(209,250)	(26,039,527)	—	37,013,578

Cumulative effect of change in
accounting principle	—	—	(2,464,000)	—	1,876,050	—	(587,950)
Exercise of stock options for
common stock	187,417	1,874	85,830	—	—	—	87,704
Issuance of common stock on
acquisition of Interactive
Netcasting Systems Inc.	6,000,012	60,000	4,313,793	—	—	—	4,373,793
Stock-based compensation:
Issuance of common stock
on vesting of restricted
share units	52,498	525	31,106	—	—	—	31,631
Release of common stock
from escrow for services	—	—	51,757	—	—	—	51,757
Issuance of common stock
under Directors’
Compensation Plan	407,823	4,078	246,579	—	—	—	250,657
Stock options and warrants	—	—	690,085	—	—	—	690,085
Net loss	—	—	—	—	(19,640,921)	—	(19,640,921)

Balance, December 31, 2009	116,731,794	1,167,317	65,116,665	(209,250)	(43,804,398)	—	22,270,334

Exercise of stock options for
common stock	63,228	632	31,523	—	—	—	32,155
Issuance of common stock on
acquisition of TransVideo
International Ltd. (note 3(i))	22,000,802	220,008	8,278,549	—	—	—	8,498,557
Non-controlling interest on
acquisition of TransVideo
International Ltd. (note 3(i))	—	—	—	—	—	476,211	476,211
Accretion of issuance costs
on Class 3 Preference Shares	—	—	(12,283)	—	—	—	(12,283)
Adjustment to the carrying amount of Class 3 Preference Shares	—	—	(362,046)	—	—	—	(362,046)
Stock-based compensation:
Issuance of common stock
on vesting of restricted
share units	6,724	67	3,743	—	—	—	3,810
Release of common stock
from escrow for services	—	—	41,401	—	—	—	41,401
Issuance of common stock
under Directors’
Compensation Plan	377,731	3,778	182,722	—	—	—	186,500
Stock options, warrants
and other compensation	—	—	2,200,482	—	—	—	2,200,482
Net loss	—	—	—	—	(17,158,695)	(8,771)	(17,167,466)
Balance, December 31, 2010	139,180,279	1,391,802	75,480,756	(209,250)	(60,963,093)	467,440	16,167,655

See accompanying notes

NEULION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. dollars, unless otherwise noted)

	Years ended December 31,

	2010	2009
	$	$

OPERATING ACTIVITIES
Consolidated net loss	(17,167,466)	(19,640,921)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation and amortization	5,177,980	4,141,117
Stock-based compensation	2,360,187	1,167,789
Unrealized (gain) loss on derivative	(1,389,300)	801,350

Changes in operating assets and liabilities
Accounts receivable	(2,753)	848,375
Inventory	381,710	(580,992)
Prepaid expenses, deposits and other assets	248,208	1,832,496
Other receivables	1,205,584	265,222
Due from related parties	483,874	77,067
Accounts payable	(350,837)	275,907
Accrued liabilities	(402,536)	(1,364,330)
Deferred revenue	1,928,935	510,383
Long-term liabilities	(233,055)	(267,941)
Due to related parties	(346,395)	241,769
Cash used in operating activities	(8,105,864)	(11,692,709)

INVESTING ACTIVITIES
Purchase of property, plant and equipment, net	(1,952,209)	(1,198,432)
Acquired cash of TransVideo	243,226	—
Acquisition of INSINC, net of cash of $344,371	—	(1,561,905)
Cash used in investing activities	(1,708,983)	(2,760,337)

FINANCING ACTIVITIES
Private placement, net	9,754,338	—
Proceeds from exercise of stock options	32,155	87,704
Cash provided by financing activities	9,786,493	87,704
Net decrease in cash and cash equivalents during the year	(28,354)	(14,365,342)
Cash and cash equivalents, beginning of year	12,957,679	27,323,021
Cash and cash equivalents, end of year	12,929,325	12,957,679

See accompanying notes

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
December 31, 2010

1. Nature of Operations

On June 4, 2009, NeuLion, Inc. changed its name to NeuLion USA, Inc. (“NeuLion USA”).  On July 13, 2009, JumpTV Inc. changed its name to NeuLion, Inc. (“NeuLion” or the “Company”).  In conjunction with the name change, NeuLion’s stock symbol on the Toronto Stock Exchange was changed from “JTV” to “NLN”.  The notes to these consolidated financial statements reflect the name changes described above as they are effective as of the date of these financial statements.

On September 29, 2010, the Company completed a private placement of $10.0 million of Class 3 Preference Shares (the "Class 3 Preference Shares") priced at CDN$0.60 per share.  The private placement was made to JK&B Capital V, L.P., JK&B Special Opportunities Fund, L.P., an entity in which Charles B. Wang, the Chairman of the Board of Directors of the Company, holds an ownership interest, and to a trust affiliated with Gabriel A. Battista, another director of the Company.  David Kronfeld, another director of the Company, holds ownership interests in both JK&B entities.  The Class 3 Preference Shares bear certain rights, preferences, privileges and restrictions including, as and when duly declared by the Board of Directors of the Company, the right to receive fixed preferential cumulative dividends at the rate of 8% per annum for a period of five years from issuance, as provided in the Company's Certificate of Incorporation.  The proceeds of the private placement are being used for general working capital purposes. (note 9)

On October 1, 2010, the Company completed the acquisition of 100% of the outstanding securities of TransVideo International Ltd. (“TransVideo”) in exchange for 22,000,802 shares of common stock of the Company valued at $8,515,641.  TransVideo’s passive investment in KyLinTV, Inc. (“KyLinTV”), an IPTV company, was not included as part of the transaction.  TransVideo is a public Internet-based IPTV technology and solution provider headquartered in Beijing, China.  It develops proprietary hardware designs and software for encoders and transcoders, IPTV STBs, digital media storage boxes, public IPTV media servers, signal transfer and monitoring equipment and software that acts as a public IPTV player.  TransVideo was, and KyLinTV is, controlled by Mr. Wang. (note 3(i))

The Company received a letter of satisfaction from the Director under the Canada Business Corporations Act for the continuance of the Company out of the laws of Canada and on November 30, 2010 received approval from the State of Delaware for the domestication of the Company under the laws of the State of Delaware and Section 388 of the General Corporation Law of the State of Delaware (the “Domestication”).  The purpose of the Domestication was to change the Company's jurisdiction of incorporation from Canada to Delaware.  Additionally, at the time of the Domestication, the Company changed the number of authorized shares of common stock from unlimited to 300 million, changed the common stock from no par value to $0.01 par value per share and changed the authorized preferred stock from 17.2 million shares to 50 million shares, in the process eliminating the Class 1 Preference Shares and Class 2 Preference Shares.  As a result, the Company retroactively restated prior periods as if the change in par value was effective for all periods presented.

The Company is a leading IPTV company that provides a comprehensive suite of technology and digital services.  “IPTV” refers to the distribution of streamed audio, video and other multimedia content over a broadband network.  Through IPTV, the Company builds and manages private networks for its customers that are used to deliver live and on-demand sports, international, entertainment and variety programming to subscribers and pay-per-view customers.  The Company also offers its customers a complete web platform that includes e-commerce tools, ticketing solutions and hosting services.  In addition, the Company streams international programming via proprietary websites targeted to specific communities.  The Company’s core business objective is to enter into agreements with companies seeking to reach target audiences through their own private networks and to provide them with complete IPTV services.  These companies in turn are able to use the Company’s services to reach more consumers and to grow their brands and revenues.  The Company also acquires the rights to certain international content from television broadcasters, which is then streamed to end users through the Company’s proprietary networks.

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
December 31, 2010

2. Basis of Presentation and Significant Accounting Policies

The accompanying consolidated financial statements reflect the accounts of the Company and all of its wholly-owned and majority-owned subsidiaries and have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”).  As at December 31, 2010, the Company had a 12.2% equity interest in KyLinTV (2009 – 17.1%).  This investment is accounted for using the equity method of accounting.

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

For arrangements with multiple elements, the Company allocates revenue to each element using the residual method; this allocation is based on vendor specific objective evidence (“VSOE”) of fair value of the undelivered items. VSOE is based on the price that the Company charges for the undelivered element based on the sales price of each element when sold on a standalone basis.  In addition, the Company defers the portion of the arrangement fee equal to the fair value of the undelivered elements until they are delivered.

The Company, at the request of one customer, has entered into a “bill and hold” arrangement.  The Company accounts for its bill and hold revenue arrangement consistent with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition,” and recognizes revenue when the risk of ownership has passed to the customer and a fixed commitment to purchase the goods is received.  The Company does not retain any specific performance obligations, such that the earning process is not complete and ordered goods are segregated from the Company's inventory and not subject to fulfilling other orders.  Inventory consists of finished goods.  For the years ended December 31, 2010 and 2009, the Company recognized $586,500 and $0 in revenue associated with this arrangement, respectively.

The Company earns revenue as follows:

(i) Services Revenue:

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

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
December 31, 2010

eCommerce revenue

eCommerce revenue consists of services provided by the Company to its content providers, which include software applications for merchandising (e.g. sale of merchandise), ticketing for a content provider’s events and management of a content provider’s donor efforts.  Included in eCommerce revenue is advertising revenue earned through the insertion of advertising impressions on websites and in streaming video at a cost per thousand impressions.  Advertising revenue is recognized based on the number of impressions displayed (“served”) during the period.  Deferred revenue for eCommerce represents the timing difference between collection of advertising revenue and when the advertisements are served, which is typically between thirty and ninety days.

Technology revenue

Technology revenue consists of the setup and maintenance services the Company provides such as website (Internet) or console (STB) design, user interface optimization and streaming configuration.  Included in technology revenue is the licensing of the technology required to convert, compress and transmit video signals to the Company’s content distribution network and ultimately to end users.  Revenue is recognized as the service is performed.  Deferred revenue on technology fees is as follows:

(a) Setup fees are deferred at the beginning of the service period and recognized over the term of the arrangement, which is generally one to five years.

(b) Maintenance fees are deferred at the beginning of the maintenance period and are recognized over the term of the maintenance service, which is generally one year.

(c) Licensing fees for software are deferred at the beginning of the service period and recognized over the term of the arrangement, which is generally one to five years.

(ii) Equipment Revenue

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

Accounts receivable

Accounts receivable are carried at original invoice amount.  The Company maintains a provision for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectability of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends and changes in customer payment terms. If the financial conditions of the Company's customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required.  As of December 31, 2010 and 2009, the allowance for doubtful accounts was $60,555 and $129,550, respectively.

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
December 31, 2010
Inventory

Inventories are recorded at the lower of cost and net realizable value. Cost is accounted for on a first-in, first-out basis. The Company evaluates its ending inventories for estimated excess quantities and obsolescence. This evaluation includes analyses of sales levels and projections of future demand within specific time horizons. Inventories in excess of future demand are reserved. In addition, the Company assesses the impact of changing technology and market conditions on its inventory-on-hand and writes off inventories that are considered obsolete.

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

Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which are as follows:

Computer hardware	5 years
Computer software	3 years
Furniture and fixtures	7 years
Vehicles	5 years
Leasehold improvements	Shorter of useful life and lease term

The Company reviews the carrying value of property, plant and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. If these future undiscounted cash flows are less than the carrying value of the asset, then the carrying amount of the asset is written down to its fair value, based on the related estimated discounted future cash flows. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property, plant and equipment is used and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, no impairment was recorded for the years ended December 31, 2010 and 2009.

Intangible assets

Intangible assets are recorded at cost less amortization.  Cost for intangible assets acquired through business combinations represents their fair market value at the date of acquisition.  Amortization is calculated using the straight-line method over the estimated useful lives of the intangible assets which are as follows:

Customer relationships	5-7 years
Completed technology	5 years
Trademarks	1 year

The Company reviews the carrying value of its definite lived intangible assets for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. If these future undiscounted cash flows are less than the carrying value of the asset, then the carrying amount of the asset is written down to its fair value, based on the related estimated discounted future cash flows. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the intangible assets are used and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, no impairment was recorded for the years ended December 31, 2010 and 2009.

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
December 31, 2010

Goodwill

Goodwill represents the excess, at the date of acquisition, of the cost of an acquired business over the fair value of the identifiable assets acquired and liabilities assumed. Goodwill is not amortized but is subject to an annual impairment test at the reporting unit level and between annual tests if changes in circumstances indicate a potential impairment.  The Company performs an annual goodwill impairment test as of October 1 of each calendar year.  Goodwill impairment is assessed based on a comparison of the fair value of each reporting unit to the underlying carrying value of the reporting unit’s net assets, including goodwill. If the carrying value of the reporting unit exceeds its fair value, the Company performs the second step of the goodwill impairment test to determine the amount of the impairment loss. The second step of the impairment test involves comparing the implied fair value of the reporting unit's goodwill with its carrying amount to measure the amount of impairment loss, if any. The Company’s impairment test was based on its single operating segment and reporting unit structure.  For the years ended December 31, 2010 and 2009, there was no impairment loss.

Investment in affiliate

Investee companies that are not consolidated, but over which the Company exercises significant influence, are accounted for under the equity method of accounting. Whether or not the Company exercises significant influence with respect to an investee depends on an evaluation of several factors including, among others, representation on the investee’s board of directors and voting rights. Under the equity method of accounting, an investee's accounts are not reflected within the Company's consolidated balance sheets and statements of operations and comprehensive loss; however, the Company's share of the losses of the investee company is reflected in the caption “Equity in loss of affiliate”, in the consolidated statements of operations and comprehensive loss.  Due to KyLinTV’s accumulated losses, the investment was reduced to zero at December 31, 2008.  No further charges will be recorded as the Company has no obligation to fund the losses of KyLinTV.

Deferred transcoder costs

Deferred transcoder costs, included in other assets on the consolidated balance sheets, represent the unamortized costs of licensing fees incurred in connection with the set-up of new channels for NeuLion's customers.  These costs are recognized as a charge to the consolidated statements of operations and comprehensive loss consistent with the related revenue over the remaining initial term of the contract between NeuLion and each customer, which typically ranges from three to five years.

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

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
December 31, 2010

The Company operates in a number of countries worldwide. Its income tax liability is therefore a consolidation of its tax liabilities in various locations. Its tax rate is affected by the profitability of its operations in various locations, the tax rates and taxation systems of the countries in which the Company operates, its tax policies and the impact of certain tax planning strategies which have been implemented.

To determine its worldwide tax liability, the Company makes estimates of possible tax liabilities. Tax filings, positions and strategies are subject to review under local or international tax audit and the outcomes of such reviews are uncertain. In addition, these audits generally take place years after the period in which the tax provision in question was provided and it may take a substantial amount of time before the final outcome of any audit is known. Future tax audits could differ materially from the amounts recorded in our financial statements.

A valuation allowance is recorded to reduce deferred tax assets to the amount that is more likely than not to be realized. The Company has recorded substantial tax losses over the years: therefore, a full valuation allowance has been recorded against all net deferred tax assets.

Foreign currency translation

The functional currency of the Company is the U.S. dollar.   Monetary assets and liabilities denominated in foreign currencies are translated into U.S. dollars at exchange rates in effect at the balance sheet dates, and non-monetary assets and liabilities in foreign currencies are translated at exchange rates in effect on the date of each transaction.  These transactional foreign exchange gains or losses are included in the consolidated statements of operations and comprehensive loss.

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

With respect to accounts receivable, the Company is exposed to credit risk arising from the potential for counterparties to default on their contractual obligations to the Company.  The Company controls credit risk through credit approvals, credit limits and monitoring procedures. The Company performs credit evaluations on its customers, but generally does not require collateral to support accounts receivable.  The Company establishes an allowance for doubtful accounts that corresponds with the specific credit risk of its customers, historical trends and economic circumstances.

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
December 31, 2010

Advertising

Advertising costs are expensed as incurred and totaled $918,228 and $1,138,400 for the years ended December 31, 2010 and 2009, respectively.

Stock-based compensation and other stock-based payments

The Company accounts for all stock options and warrants using a fair value-based method.  The fair value of each stock option and warrant granted is estimated on the date of the grant using the Black-Scholes-Merton option pricing model and the related stock-based compensation expense is recognized over the vesting period.  The fair value of stock options and retention warrants granted to employees is measured at the date of the grant.  The fair value of the warrants granted to non-employees is measured as the warrants vest.

Stock appreciation rights give the holder the right to elect one of three options: receive cash in an amount equal to the excess of the quoted market price over the stock appreciation right price; or receive common stock in an amount equal to the fair value of the common stock less the exercise price divided by the market value of the common stock from treasury; or receive common stock by making a cash payment equal to the exercise price.  The Board of Directors has discretionary authority to accept or reject a cash payment request in whole or in part.  Stock-based compensation expense is calculated as the fair value of the vested portion of the stock appreciation rights outstanding, with ongoing measurement of the outstanding liability at each reporting date.  The liability is classified as a current liability on the consolidated balance sheets.  If the holder elects to purchase common stock, the liability is credited to additional paid-in capital.

Restricted share units give the holder the right to one share of common stock for each vested restricted share plan unit.  These awards vest on a monthly basis over a four-year vesting period.  Stock-based compensation expense related to restricted share units is recorded based on the market value of the common stock when the common stock is issued, which generally coincides with the vesting period of these awards.

Restricted stock gives the holder the right to one common stock for each vested restricted stock.  These awards vest on a yearly basis over a four-year vesting period.  Stock-based compensation expense is recorded based on the market value of the common stock on the grant date and recognized over the vesting period of these awards.

Recently issued accounting standards

In October 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”). ASU 2009-13 amends guidance included within ASC Topic 605-25 to require an entity to use an estimated selling price when vendor-specific objective evidence or acceptable third-party evidence does not exist for any products or services included in a multiple-element arrangement.  The arrangement consideration should be allocated among the products and services based upon their relative selling prices, thus eliminating the use of the residual method of allocation.  ASU 2009-13 also requires expanded qualitative and quantitative disclosures regarding significant judgments made and changes in applying this guidance. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, or January 1, 2011 for the Company. Early adoption and retrospective application are also permitted.  While the Company is continuing its evaluation of the impact of the adoption of ASU 2009-13, management does not believe the adoption will have a material impact on the Company’s consolidated financial position or results of operations.

Comparative information

We have reclassified certain prior year information to conform with the current year’s presentation.

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
December 31, 2010

3.  Business Combinations

(i) TransVideo

On October 1, 2010, the Company completed the acquisition of 100% of the outstanding securities of TransVideo in exchange for 22,000,802 shares of common stock of the Company valued at $8,515,641. TransVideo's passive investment in KyLinTV, an IPTV company, was not included as part of the transaction.  TransVideo is a public Internet-based IPTV technology and solution provider headquartered in Beijing, China.  It develops proprietary hardware designs and software for encoders and transcoders, IPTV STBs, digital media storage boxes, public IPTV media servers, signal transfer and monitoring equipment and software that acts as a public IPTV player.  TransVideo was, and KyLinTV is, controlled by Mr. Wang.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the date of acquisition.

As at October 1, 2010
Cash	$243,226
Other current assets	2,936,608
Property, plant and equipment	209,018
Intangible assets	2,123,000
Goodwill	4,701,076
Total assets	10,212,928
Current liabilities	(1,221,076)
Non-controlling interest	(476,211)
Net assets acquired	$8,515,641

Of the $2,123,000 of acquired intangible assets, $100,000 was assigned to the TransVideo brand, $423,000 was assigned to customer relationships and $1,600,000 was assigned to completed technology.  None of the intangible assets are expected to be deductible for tax purposes.

All of the $4,701,076 of goodwill was assigned to the Company as a whole as it operates in one segment.  The goodwill is not expected to be deductible for tax purposes.

As noted above, the purchase price allocation of the tangible and intangible assets is preliminary and may be adjusted as a result of obtaining additional information regarding preliminary estimates of fair values made at the date of purchase.

Pro forma

The results of operations for NeuLion and TransVideo have been included in the Company’s consolidated statements of operations since the consumation of the acquisition on October 1, 2010.   The following unaudited pro forma financial information presents the combined results of NeuLion and TransVideo as if the acquisition had occurred at the beginning of 2009:

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
December 31, 2010

Unaudited Pro Forma
	December 31,	December 31,
	2010	2009
	$	$

Total revenue	34,856,609	29,162,091
Total cost of services revenue, exclusive of depreciation and
amortization shown separately below	(12,843,960)	(12,850,002)
Total cost of equipment revenue	(2,580,850)	(1,735,381)
Total sales, general and administrative	(31,762,336)	(27,243,412)
Stock-based compensation	(2,360,187)	(3,374,767)
Depreciation and amortization	(5,527,244)	(5,332,806)
Operating loss	(20,217,968)	(21,374,277)
Net loss attributable to common stockholders	(19,033,607)	(21,738,495)
Net loss per weighted average number of shares of common stock
outstanding – basic and diluted	(0.14)	(0.16)

In determining the pro forma amounts above, the Company made adjustments to depreciation and amortization as a result of the revision of fair values of tangible and intangible assets performed as a result of the acquisition.

(ii) Interactive Netcasting Systems Inc. (“INSINC”)

On October 31, 2009, the Company consummated the acquisition of 100% of the outstanding securities of INSINC.  Under the terms of the acquisition agreement, shareholders of INSINC received consideration consisting of 6,000,012 shares of common stock of the Company, CDN$2.5 million in cash, 1,000,000 purchase warrants to acquire shares of common stock at US$1.35 per share and 500,000 purchase warrants to acquire shares of common stock at US$1.80 per share.  Both series of warrants are exercisable for a period of 2 years.  In addition, the Company incurred approximately $515,000 of direct transaction costs.

The purchase price of $6,694,293 represents: the fair value of 6,000,012 shares of common stock issued of $4,035,043; cash in the amount of $2,320,500; and the fair value of the common stock purchase warrants in the amount of $338,750.

The following table summarizes the final fair values of the assets acquired and liabilities assumed at the date of acquisition.

As at October 31, 2009

Cash	$344,371
Other current assets	997,298
Property, plant and equipment	739,690
Intangible assets	5,275,000
Goodwill	797,688
Total assets	8,154,047
Current liabilities	(1,339,754)
Long-term liabilities	(120,000)
Net assets acquired, net of cash	$6,694,293

Of the $5,275,000 of acquired intangible assets, $95,000 was assigned to the INSINC brand, and $5,180,000 was assigned to customer relationships.  None of the intangible assets are expected to be deductible for tax purposes.

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
December 31, 2010

All of the $797,688 of goodwill was assigned to the Company as a whole as it operates in one segment.  The goodwill is not expected to be deductible for tax purposes.

Pro forma

The results of operations for NeuLion and INSINC have been included in the Company’s consolidated statements of operations since the completion of the acquisition on October 31, 2009.   The following unaudited pro forma financial information presents the combined results of the Company and the acquisition as if the acquisition had occurred at the beginning of 2009:

Unaudited
	December 31,	December 31,
	2010	2009
	$	$
	[actual]	[pro forma]

Total revenue	33,173,748	31,429,239
Total cost of services revenue, exclusive of depreciation and
amortization shown separately below	(12,842,304)	(14,712,545)
Total cost of equipment revenue	(1,575,118)	(1,537,150)
Total sales, general and administrative	(29,789,559)	(28,971,112)
Stock-based compensation	(2,360,187)	(1,167,789)
Depreciation and amortization	(5,177,980)	(5,315,560)
Operating loss	(18,571,400)	(20,274,917)
Net loss attributable to common stockholders	(17,520,741)	(20,714,197)
Net loss per weighted average number of common stock
outstanding – basic and diluted	(0.14)	(0.18)

In determining the pro forma amounts above, the Company made adjustments to depreciation and amortization as a result of the revision of fair values of tangible and intangible assets performed as a result of the acquisition.

4. Inventory

Inventory consists of the following:

	December 31,	December 31,
	2010	2009
	$	$

Raw materials	277,092	—
Finished goods	669,688	928,592
	946,780	928,592

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
December 31, 2010

5. Property, Plant and Equipment

The details of property, plant and equipment and the related accumulated depreciation are set forth below:

	December 31, 2010
		Accumulated	Non-cash	Net book
	Cost	amortization	Impairment	value
	$	$	$	$

Computer hardware	8,715,629	4,012,568	978,720	3,724,341
Computer software	4,673,451	3,483,867	—	1,189,584
Vehicles	88,699	16,175	—	72,524
Furniture and fixtures	220,595	63,245	58,273	99,077
Leasehold improvements	45,035	11,139	—	33,896
	13,743,409	7,586,994	1,036,993	5,119,422

	December 31, 2009
		Accumulated	Non-cash	Net book
	Cost	amortization	Impairment	value
	$	$	$	$

Computer hardware	6,752,515	2,428,478	978,720	3,345,317
Computer software	4,649,297	2,319,488	—	2,329,809
Furniture and fixtures	186,617	49,215	58,273	79,129
Leasehold improvements	6,471	6,471	—	—
	11,594,900	4,803,652	1,036,993	5,754,255

Depreciation expense for the years ended December 31, 2010 and 2009 was $2,796,060 and $2,658,856, respectively.

6. Goodwill and Intangible Assets

The change in the net carrying amount of goodwill is set forth below:
$

Balance – December 31, 2008	6,846,183
Acquisition of INSINC	1,015,525
Final purchase price adjustment for NeuLion	(1,104,514)
Balance – December 31, 2009	6,757,194
Acquisition of TransVideo	4,701,076
Final purchase price adjustment for INSINC	(217,838)
Balance – December 31, 2010	11,240,432

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
December 31, 2010

The details of intangible assets and the related accumulated amortization are set forth below:

	December 31, 2010
		Accumulated	Net book
	Cost	amortization	value
	$	$	$

Customer relationships	11,503,000	3,814,849	7,688,151
Completed technology	1,600,000	80,000	1,520,000
Trademarks	295,000	220,000	75,000
	13,398,000	4,114,849	9,283,151

	December 31, 2009
		Accumulated	Net book
	Cost	amortization	value
	$	$	$

Customer relationships	11,080,000	1,617,096	9,462,904
Trademarks	195,000	115,833	79,167
	11,275,000	1,732,929	9,542,071

Amortization expense for the years ended December 31, 2010 and 2009 was $2,381,920 and $1,482,261, respectively.

Based on the amount of intangible assets subject to amortization, the Company's estimated amortization expense over the next five years is as follows:

$

2011	2,671,429
2012	2,596,429
2013	2,360,429
2014	1,243,762
2015	300,429

7. Related Party Transactions

The Company has entered into certain transactions and agreements in the normal course of operations with related parties.  Significant related party transactions are as follows:

TransVideo

TransVideo, a company controlled by the Chairman of the Board of Directors of the Company prior to October 1, 2010, is a public Internet-based IPTV technology and solution provider headquartered in Beijing, China.  It develops proprietary hardware designs and software for encoders and transcoders, IPTV STBs, digital media storage boxes, public IPTV media servers, signal transfer and monitoring equipment and software that acts as a public IPTV player.  For the period from January 1, 2010 to September 30, 2010, STB purchases from TransVideo were $263,628 and transcoder license fees paid to TransVideo were $0.  For the period from January 1, 2010 to September 30, 2010, included in cost of equipment revenue is the cost of STBs sold of $308,773.  For the year ended December 31, 2009, STB purchases from TransVideo were $1,029,136 and transcoder licensing fees paid to TransVideo were $78,000.  For the year ended December 31, 2009, included in cost of equipment revenue is the cost of STBs sold of $937,204.

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
December 31, 2010

KyLinTV

KyLinTV is an IPTV company that is controlled by the Chairman of the Board of Directors of the Company.  On June 1, 2008, the Company entered into an agreement with KyLinTV to build and deliver the setup and back office operations for KyLinTV’s IPTV service.  The Company also provides and charges KyLinTV for administrative and general corporate support.  For each of the periods presented, the amounts received for these services provided by the Company for the years ended December 31, 2010 and 2009 were $457,951 and $645,722, respectively.

New York Islanders Hockey Club, L.P. (“New York Islanders”)

The Company provides IT-related professional and administrative services to the New York Islanders, a professional hockey club that is owned by the Chairman of the Board of Directors of the Company.

Renaissance Property Associates, LLC (“Renaissance”)

Renaissance is a real estate management company owned by the Chairman of the Board of Directors of the Company.  In June 2009, the Company signed a sublease agreement with Renaissance for office space in Plainview, New York.  Rent expense paid by the Company to Renaissance of $416,762 and 388,975, inclusive of taxes and utilities, is included in selling, general and administrative expense for the years ended December 31, 2010 and 2009, respectively.

Hawaii IPTV, LLC (“Hawaii”)

Hawaii, whose principals are family members of the Chairman of the Board of Directors of the Company, was an IPTV customer of the Company.  Hawaii ceased operations during the third quarter of 2009.

Smile Train, Inc. (“Smile Train”)

The Company provides IT-related professional services to Smile Train, a public charity whose founder and significant benefactor is the Chairman of the Board of Directors of the Company.

The Company recognized revenue from related parties for the years ended December 31 as follows:

	December 31,	December 31,
	2010	2009
	$	$

New York Islanders	424,675	395,681
Renaissance	120,000	140,580
Smile Train	108,000	108,000
Hawaii	—	41,789
KyLinTV	2,060,981	1,755,985
	2,713,656	2,442,035

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
December 31, 2010

As at December 31, 2010 and 2009, the amounts due from (to) related parties are as follows:

	December 31,	December 31,
	2010	2009
	$	$

New York Islanders	(26)	(304)
Renaissance	70	—
TransVideo	—	(298,291)
KyLinTV	1,261,706	246,992
	1,261,750	(51,603)

Investment in affiliate – KyLinTV

The Company records its investment in KyLinTV using the equity method.

From January 1, 2008 through February 26, 2010, the Company’s equity interest in KyLinTV was 17.1%.  On February 26, 2010, a group of private investors invested $10.0 million in KyLinTV, which reduced the Company’s equity interest to 12.2%.  Of the total $10.0 million investment, $1.0 million was invested by AvantaLion LLC, a company controlled by the Chairman of the Board of Directors of the Company.  Management has determined that, as a result of the 12.2% equity interest combined with the services that the Company provides KyLinTV, the Company continues to have significant influence on the operating activities of KyLinTV; therefore, the Company continues to account for its investment in KyLinTV using the equity method.  As previously discussed, the Company also provides and charges KyLinTV for administrative and general corporate support.

The Company’s proportionate share of the equity loss from KyLinTV has been accounted for as a charge on the Company's consolidated statements of operations and comprehensive loss.   Due to KyLinTV’s accumulated losses, the investment was reduced to zero as at December 31, 2008.  No further charges will be recorded as the Company has no obligation to fund the losses of KyLinTV.

8. 401(k) Profit Sharing Plan

The Company sponsors a 401(k) Profit Sharing Plan to provide retirement and incidental benefits to its eligible employees. Employees may contribute a percentage of their annual compensation through salary reduction, subject to certain qualifications and Internal Revenue Code limitations. The Company provides for voluntary matching contributions up to certain limits. Matching contributions vest over five years.

For the years ended December 31, 2010 and 2009, the Company made aggregate net matching contributions of $392,090 and $436,716, respectively.

9.  Redeemable Preferred Stock

The Company has 50,000,000 authorized shares of preferred stock, $0.01 par value per share, of which 17,176,818 shares have been designated as Class 3 Preference Shares.  On September 29, 2010, the Company issued the 17,176,818 Class 3 Preference Shares, at a price of CDN$0.60 per share in a private offering, for aggregate gross proceeds of $10,000,000.  Expenses related to the share issuance were $245,662.  The principal terms of the Class 3 Preference Shares are as follows:

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
December 31, 2010

Voting rights – The Class 3 Preference Shares have voting rights (one vote per share) equal to those of the Company’s common stock.

Dividend rights – The Class 3 Preference Shares carry a fixed cumulative dividend, as and when declared by our Board of Directors, of 8% per annum, accrued daily, compounded annually and payable in cash upon a liquidation event for up to five years, as well as the right to receive any dividends paid to holders of common stock.

Conversion rights – The holders of the Class 3 Preference Shares have the right to convert any or all of their Class 3 Preference Shares, at the option of the holder, at any time, into common stock on a one for one basis.  In addition, the Class 3 Preference Shares will automatically be converted into common stock in the event that the holders of a majority of the outstanding Class 3 Preference Shares consent to such conversion.  In the event of conversion to common stock, accrued but unpaid dividends shall be paid in cash and shall not increase the number of shares of common stock issuable upon such conversion.

Redemption rights – At any time after five years from the date of issuance, the holders of a majority of the Class 3 Preference Shares may elect to have the Company redeem the Class 3 Preference Shares for an amount equal to CDN$0.60 per Class 3 Preference Share plus all accrued and unpaid dividends. At any time after five years from the date of issuance, the Company may, at its option, redeem the Class 3 Preference Shares for an amount equal to CDN$0.60 per Class 3 Preference Share plus all accrued and unpaid dividends.

Liquidation entitlement – In the event of any liquidation, dissolution or winding up of the Company, the holders of the Class 3 Preference Shares shall be entitled to receive, in preference to the holders of common stock, an amount equal to the aggregate Redemption Amount (as defined in the Certificate of Incorporation) of all Class 3 Preference Shares, together with any accrued but unpaid dividends.

Other provisions – There will be proportional adjustments for stock splits, stock dividends, recapitalizations and the like.

Accounting for Class 3 Preference Shares – If certain criteria are met, companies must bifurcate conversion options from their host instruments and account for them as free-standing derivative instruments.  The Company has evaluated the conversion option on the Class 3 Preference Shares and determined that the embedded conversion option should not be bifurcated.  Additionally, the Company analyzed the conversion feature and determined that the effective conversion price was higher than the market price at the date of issuance; therefore no beneficial conversion feature was recorded.  The Company has classified the Class 3 Preference Shares as temporary equity because they are redeemable upon the occurrence of an event that is not solely within the control of the issuer.  As noted above, the holders of the Class 3 Preference Shares may demand redemption at any time after five years from the date of issue.  As the redemption amount is denominated in Canadian Dollars, the Company re-measures the redeemable preferred stock amount recorded in the consolidated balance sheet each period, based on prevailing exchange rates.  The resulting adjustment, along with the accretion of the issuance costs, is recorded in stockholders’ equity.

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
December 31, 2010

10. Common Stock

Common stock consists of the following:

	December 31,	December 31,
	2010	2009
	$	$

Authorized
300,000,000 shares of common stock, voting, $0.01 par value, discretionary non-cumulative dividend

Issued and outstanding
Common stock
December 31, 2010: Issued and outstanding: 139,180,279
(December 31, 2009: Issued and outstanding: 116,731,794)	1,391,802	1,167,317

During the year ended December 31, 2010, the Company completed the following issuances:

Date	#	$

Balance – December 31, 2009	116,731,794	1,167,317
Exercise of stock options and retention warrants	63,228	632
Issuance of common stock in connection with acquisition [note 3[i]]	22,000,802	220,008
Issuance of restricted share units	6,724	67
Issuance of common stock pursuant to Directors’ Compensation Plan	377,731	3,778
Balance – December 31, 2010	139,180,279	1,391,802

11. Stock Option and Stock-Based Compensation Plans

The total stock-based compensation expense included in the Company’s consolidated statement of operations for  the years ended December 31, 2010 and 2009 was $2,360,187 and $1,167,789, respectively.

(i) Second Amended and Restated Stock Option Plan (the “Plan”)

The Plan applies to all grants of options to directors, officers, employees and consultants of the Company or any entity controlled by the Company.  The exercise price for any new option granted under the Plan is determined by the closing price of the Company’s common stock prior to the grant date.  If the option is granted on a pre-determined basis the exercise price is determined using the five-day volume weighted average price of the Company's common stock on the Toronto Stock Exchange prior to the date of grant.  In all cases the exercise price is not less than fair market value.  Options are exercisable during a period established at the time of their grant provided that such period will expire no later than five years after the date of grant, subject to early termination of the option in the event the holder of the option dies or ceases to be a director, officer or employee of the Company or ceases to provide ongoing management or consulting services to the Company or entity controlled by the Company.  The maximum number of shares of common stock issuable upon exercise of options granted pursuant to the Plan is equal to the greater of (i) 4,000,000 shares of common stock; and (ii) 12.5% of the number of issued and outstanding shares of common stock.

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
December 31, 2010

A summary of stock option activity under the Plan is as follows:
		Weighted average
		exercise price
	#	$
Outstanding, December 31, 2009	8,657,897	0.98
Granted	5,085,000	0.51
Exercised	(63,228)	0.47
Forfeited	(932,001)	0.70
Outstanding, December 31, 2010	12,747,668	0.81

The following table summarizes information regarding stock options granted under the Plan as at December 31, 2010:

		Weighted average		Aggregate
Exercise	Number	remaining	Number	intrinsic
price	outstanding	contractual life	exercisable	value
$	#	(years)	#	$

0.42	1,350,000	4.87	—	—
0.47	3,922,188	2.88	2,084,310	145,902
0.51	2,358,854	4.37	371,369	11,141
0.58	50,000	2.50	50,000	—
0.59	1,250,000	4.22	245,551	—
0.60	2,391,251	2.79	1,339,388	—
0.64	30,000	2.25	20,616	—
0.67	500,000	3.84	145,448	—
0.88	40,000	3.63	13,717	—
2.50	175,000	0.24	175,000	—
3.00	81,250	1.44	79,390	—
4.00	17,500	0.32	17,500	—
5.00	100,000	0.61	100,000	—
6.05	450,000	1.27	405,955	—
6.26	29,125	1.38	28,647	—
6.43	2,500	0.94	2,500	—
	12,747,668	3.39	5,079,391	157,043

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of fiscal 2010 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2010.  The amount changes based on the fair market value of the Company’s common stock.

For the year ended December 31, 2010 and 2009, $919,870 and $638,442, respectively, were recorded for total stock-based compensation expense related to stock options under the Plan.  The weighted average exercise price of options exercisable as at December 31, 2010 was $1.21.

The Company estimates the fair value of stock options granted using a Black-Scholes-Merton option pricing model. The assumptions used in determining the fair value of stock options granted are as follows:

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
December 31, 2010

Years ended December 31,
	2010	2009

Weighted average
Exercise price of stock options granted	$0.51	$0.46
Fair value of stock options granted	$0.33	$0.32
Expected volatility	96%	98%
Risk-free interest rate	2.61%	1.97%
Expected life (years)	4	4
Dividend yield	0%	0%

The exercise price of stock options granted on a pre-determined basis is calculated using the five-day volume weighted average price of the Company’s common stock on the Toronto Stock Exchange preceding the grant date. The Company estimates volatility based on a blended rate between the Company’s historical volatility and the volatility of comparable companies. The Company estimates the risk-free rate based on the federal reserve rate.  The Company currently estimates the expected life of its stock options to be four years.

As at December 31, 2010, there was $2,551,605 of total unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a weighted-average period of 2.81 years.

(ii) Restricted Share Plan

Restricted share units give the holder the right to one share of common stock for each vested restricted share unit.  These awards vest on a monthly basis over a 48-month period.  The maximum number of restricted share units awardable is 1,000,000 and the maximum number of shares of common stock issuable shall be 1,000,000, subject to adjustment for changes in share capital.

A summary of restricted share unit activity under the Restricted Share Plan is as follows:

#
Outstanding, December 31, 2009	6,724
Vested and issued for common stock	(6,724)
Outstanding, December 31, 2010	—

During the years ended December 31, 2010 and 2009, the Company recognized stock-based compensation expense of $3,810 and $31,631, respectively, related to its Restricted Share Plan.

(iii) Warrants

On October 20, 2008, the Company granted 5,000,000 fully-vested warrants with an exercise price of $0.63 exercisable for two years to employees of the Company in connection with a merger.   On June 15, 2010, the stockholders of the Company approved a resolution to extend the expiry date of these warrants from October 20, 2010 to October 20, 2013.  In accordance with ASC Topic 718, the Company recorded an expense of $1,117,500 in selling, general and administrative, including stock-based compensation, on its consolidated statements of operations for the year ended December 31, 2010 to reflect this modification.

On October 31, 2009, the Company granted 1,000,000 common stock purchase warrants to acquire shares of common stock at $1.35 per share and 500,000 common stock purchase warrants to acquire shares of common stock at $1.80 per share in conjunction with the acquisition of INSINC.  Both series of warrants are exercisable for a period of two years.  The fair value of these warrants, in the amount of $338,750, has been included in the purchase price of INSINC.

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
December 31, 2010

On January 4, 2010, the Company granted 2,000,000 Series D Warrants to a customer of the Company that are exercisable if the customer achieves certain subscriber levels.  In accordance with ASC Topic 718, “Stock Compensation,” the Company has not recorded any expense for the year ended December 31, 2010 as the subscriber levels have not been met.

The total stock-based compensation expense related to warrants during the years ended December 31, 2010 and 2009 was $1,118,421 and $920, respectively.

A summary of the warrant activity is as follows:
		Weighted average
		exercise price
	#	$
Outstanding, December 31, 2009	17,697,500	1.07
Granted	2,000,000	1.84
Forfeited	(11,055,000)	1.16
Outstanding, December 31, 2010	8,642,500	1.14

The fair value of warrants was determined using the Black-Scholes-Merton option pricing model.

The following table summarizes the warrant information as at December 31, 2010:

		Weighted average		Aggregate
Exercise	Number	remaining	Number	intrinsic
Price	outstanding	contractual life	exercisable	value
$	#	(years)	#	$

0.63	4,945,000	2.81	4,945,000	—
1.35	1,000,000	0.84	1,000,000	—
1.50	650,000	2.48	—	—
1.80	500,000	0.84	500,000	—
2.00	1,350,000	4.01	—	—
2.20	30,000	6.85	30,000	—
6.00	17,500	0.34	17,500	—
6.23	100,000	0.92	100,000	—
n/a	50,000	—	—	—
	8,642,500	2.61	6,592,500	—

The weighted fair value of warrants granted during the years ended December 31, 2010 and 2009 was, based on the following assumptions:

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
December 31, 2010

Years ended December 31,
	2010	2009

Weighted average
Exercise price of warrants granted	$1.84	$1.50
Expected volatility	—	100%
Risk-free interest rate	—	2.28%
Expected life (years)	—	2
Dividend yield	0%	0%

(iv) Amended and Restated Retention Warrants Plan (“Warrant Plan”)

The Company’s Warrant Plan applies to all grants of retention warrants to employees, officers, directors and consultants of the Company or any entity controlled by the Company.  The exercise price for any retention warrant granted under the Warrant Plan to be issued on a pre-determined date in the future will be determined by the five-day weighted average closing price of the Company's common stock prior to the date of grant but cannot be less than such a price.  Retention warrants are exercisable during a period on the Toronto Stock Exchange established at the time of their grant provided that such period will expire no later than five years after the date of grant, subject to early termination of the retention warrant in the event the holder of the retention warrant dies or ceases to be an employee, officer, director or consultant of the Company or ceases to provide ongoing management or consulting services to the Company or entity controlled by the Company.  The maximum number of shares of common stock issuable upon exercise of retention warrants granted pursuant to the Warrant Plan is equal to 2,500,000 shares of common stock.

A summary of the retention warrant activity during the year ended December 31, 2010 is as follows:

		Weighted average
		exercise price
	#	$
Outstanding, December 31, 2009	847,892	2.67
Forfeited	(105,162)	2.98
Outstanding, December 31, 2010	742,730	2.63

The following table summarizes the retention warrant information as at December 31, 2010:

		Weighted average		Aggregate
Exercise	Number	remaining	Number	intrinsic
price	outstanding	contractual life	exercisable	value
$	#	(years)	#	$

0.64	175,500	2.20	130,924	—
0.70	91,417	2.35	60,407	—
0.80	20,500	2.62	16,749	—
3.86	455,313	1.66	379,968	—
	742,730	1.90	588,048	—

There were no retention warrants granted during the years ended December 31, 2010 and 2009.

As at December 31, 2010, there was $70,233 of total unrecognized compensation cost related to non-vested retention warrants which is expected to be recognized over a weighted-average period of 0.93 years.

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
December 31, 2010

(v) 2006 Stock Appreciation Rights Plan (“SARS Plan”)

The maximum number of units that can be granted under the SARS Plan is equivalent to the greater of (i) 4,150,000 shares of common stock and (ii) 5% of the aggregate number of issued and outstanding shares of common stock.  The exercise price shall be determined by the Board of Directors at the time of grant but in no event shall the exercise price be lower than the market price of the common stock at the time of the grant.  Each unit granted under the SARS Plan has a maximum life of five years from the date of the grant.  The SARS Plan provides the holder the right to settle the award as follows:

(1)	Receive cash compensation less the exercise price or to purchase or receive an equivalent number of shares of common stock, less the exercise price;

(2)
In lieu of receiving a cash settlement, the holder can elect to receive a number of shares of common stock from treasury equal to the fair value of the common stock less the exercise price, divided by the market value of the common stock; or

(3)	Elect to pay the Company the exercise price and receive shares of common stock from treasury equal to the number of stock appreciation rights (“SARS”) granted under the SARS Plan.

The Board of Directors has discretionary authority to accept or reject a cash payment request in whole or in part.

A summary of the SARS activity during the year ended December 31, 2010 is as follows:

		Weighted average
		exercise price
	#	$
Outstanding, December 31, 2009 and 2010	1,675,000	2.63

The following table summarizes the SARS information as at December 31, 2010:

		Weighted average		Aggregate
Exercise	Number	remaining	Number	intrinsic
price	outstanding	contractual life	exercisable	value
$	#	(years)	#	$
0.60	475,000	2.81	260,746	—
0.64	200,000	2.33	137,440	—
4.00	1,000,000	0.24	1,000,000	—
	1,675,000	1.21	1,398,186	—

There were no SARS granted during the years ended December 31, 2010 and 2009.

(vi) Amended and Restated Directors’ Compensation Plan (“Directors’ Compensation Plan”)

Non-management directors of the Company receive a minimum 50% of their retainers and fees in the form of common stock and may elect to receive a greater portion of their retainers and fees in common stock.  The number of shares of common stock to be issued to non-management directors is determined by dividing the dollar value of the retainers and fees by the closing price of the common stock on the relevant payment date.  The maximum number of shares of common stock available to be issued by the Company under the Directors’ Compensation Plan is 1,500,000.

 NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
December 31, 2010

During the year ended December 31, 2010, the Company issued 377,731 shares of common stock with a fair value of $186,500 as payment of fees and retainers due to non-management directors.   During the year ended December 31, 2009, the Company issued 407,823 shares of common stock with a fair value of $250,657 as payment of fees and retainers due to non-management directors.

(vii) Restricted Stock

On November 9, 2010, the Company granted 2,500,000 restricted shares to an employee that vest yearly over a four year period.

The total stock-based compensation expense related to the restricted shares during the years ended December 31, 2010 and 2009 was $36,586 and zero, respectively.

As at December 31, 2010, there was $990,629 of total unrecognized compensation cost related to non-vested restricted stock which is expected to be recognized over a weighted-average period of 4.87 years.

12. Loss Per Share

Basic loss per share is computed by dividing net loss for the period by the weighted average number of common stock outstanding for the period. Diluted loss per share is computed by dividing net loss for the year by the weighted average number of common stock outstanding, and excludes the effect of potential common stock, as their inclusion would be anti-dilutive due to the losses recorded by the Company.

The following table summarizes the potential common stock that was outstanding as at December 31, 2010 and 2009 but was not included in the computation of diluted loss per share as their effect would have been anti-dilutive.  See notes 9 and 11 for additional details.
	2010	2009
	#	#

Class 3 Preference Shares	17,176,818	—
Stock options	12,747,668	8,657,897
Restricted share units	—	6,724
Stock appreciation rights	1,675,000	1,675,000
Warrants	8,642,500	17,697,500
Retention warrants	742,730	847,892
Restricted stock	2,500,000	—

13. Supplemental Cash Flow Information

For each of the years presented, the Company did not pay any cash income taxes or cash interest expense.

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
December 31, 2010

14. Commitments and Contingencies

Commitments

The Company has operating lease commitments for its premises in the United States (Plainview, New York; New York, New York; and Sanford, Florida), Canada (Toronto, Ontario and Vancouver, British Columbia), England (London) and China (Beijing and Shanghai).  In addition, the Company has operating leases for certain computer hardware and infrastructure equipment.  Furthermore, the Company has marketing and content license fee commitments to channel partners.  Future minimum annual payments over the next five years and thereafter (exclusive of taxes, insurance and maintenance costs) under these commitments are as follows:

$

2011	2,558,269
2012	1,891,991
2013	1,264,083
2014	371,680
2015	230,957
Thereafter	203,268
6,520,248

Rent expense for the years ended December 31, 2010 and 2009 was $969,249 and $955,420, respectively.

The Company has signed a sublease for its Toronto office, which is expected to create a total recovery of $4,918,576.

Contingencies

During the ordinary course of business activities, the Company may be contingently liable for litigation and a party to claims.  Management believes that adequate provisions have been made in the accounts where required.  Although the extent of potential costs and losses, if any, is uncertain, management believes that the ultimate resolution of such contingencies will not have an adverse effect on the consolidated financial position or results of operations of the Company.

15. Segmented Information

The Company operates, as one reportable segment, to provide end-to-end enterprise-level IPTV and other professional services.  Substantially all of Company’s revenues are generated and long-lived assets are located in the United States.

 NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
December 31, 2010

16. Income Taxes

The Company is subject to income and other taxes in a variety of jurisdictions, including the U.S., Canada, and various state jurisdictions.  A reconciliation of income taxes computed at the U.S. and Canadian statutory rate to the Company's effective income tax rate for the years ended December 31, 2010 and 2009 is shown below.  As discussed in Note 1, the Company completed the Domestication on November 30, 2010.  Therefore, the statutory rate for the year ended December 31, 2010 represents the U.S. rate and the statutory rate for the year ended December 31, 2009 represents the Canadian statutory rate.

	2010	2009
	$	$
Combined basic federal and provincial rates	35%	33.0%
Income tax benefit based on statutory income tax rate	(6,008,613)	(6,481,504)
Increase in income taxes resulting from:
Non-deductible expenses	680,267	409,699
Increase in valuation allowance	(5,328,346)	6,071,805
Income tax expense	—	—

Deferred income taxes result principally from temporary differences in the recognition of loss carry-forwards and expense items for financial and income tax reporting purposes.  Significant components of the Company’s deferred tax assets as of December 31, 2010 and 2009 were as follows:

	December 31,	December 31,
	2010	2009
	$	$

Accrued expenses and deferred revenue	1,926,751	1,888,644
Property, plant and equipment	(642,984)	(1,065,154)
Share issue cost	-	1,754,781
Intangible assets	15,936,509	18,928,595
Net operating losses	30,646,477	54,637,518
	47,866,753	76,144,384
Valuation allowance	(47,866,753)	(76,144,384)
Total deferred tax assets	—	—

During 2010, the Company reclassified certain prior year deferred tax asset balances.  However as the Company has recorded a full valuation allowance against its net deferred tax assets, there was no impact to the consolidated balance sheet or statement of operations. Additionally, as a result of the domestication, the Company will not have the ability to carry forward all of their Canadian net operating losses that were created in prior years, and therefore has reduced its 2010 deferred tax assets and related valuation allowance.

The Company has approximately $76.6 million in net operating tax losses carryforwards available to be applied against future years' income, which if not utilized, will begin to expire in 2025.  The Company is still in its early stages, with only a few years of operating history.  From the Company’s inception, significant losses have been recorded.  Accordingly, a valuation allowance was recorded due to the uncertainty of realizing the benefits of operating loss carryforwards and other tax deferred assets.

The Company does not believe there are any uncertain tax provisions under ASC 740, nor are there any examinations from taxing authorities currently ongoing.

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
December 31, 2010

17. Derivative Instruments

Effective January 1, 2009, the Company adopted ASC Topic 815-40, “Derivatives and Hedging” (“ASC 815-40”).   ASC 815-40 states that an equity-linked financial instrument will not be considered indexed to the entity’s own stock if the strike price is denominated in a currency other than the issuer’s functional currency.  ASC 815-40 specifies that a contract will not be treated as a derivative if it meets the following conditions:  (a) indexed to the Company’s own stock; and (b) classified in shareholders’ equity in the Company’s statement of financial position.  The Company’s outstanding warrants denominated in Canadian dollars are not considered to be indexed to its own stock because the exercise price is denominated in Canadian dollars and the Company’s functional currency is United States dollars.   Therefore, these warrants have been treated as derivative financial instruments and recorded at their fair value as liabilities.  All other outstanding convertible instruments are considered to be indexed to the Company’s stock, because their exercise prices are denominated in the same currency as the Company’s functional currency, and are included in stockholders’ equity.

The Company’s only derivative instruments were 11,000,000 warrants, the exercise price for which was denominated in a currency other than the Company’s functional currency, as follows:

•	5,500,000 Series A warrants exercisable at Cdn$1.25 that expired on October 20, 2010.
•	5,500,000 Series B warrants exercisable at Cdn$1.50 that expired on October 20, 2010.

These warrants were recorded at their relative fair values at issuance and continued to be recorded at fair value at each subsequent balance sheet date.  Any change in value between reporting periods was recorded as other income (expense).  The fair value of these warrants was estimated using the Black-Scholes-Merton option-pricing model.

As of January 1, 2009, the grant date fair value of these warrants in the amount of $2,464,000 was reallocated from additional paid-in capital and a derivative liability was recorded in the amount of $587,950, which was the fair value of the warrants on January 1, 2009 offset by an adjustment to accumulated deficit of $1,876,050.

On October 20, 2010, these warrants expired; accordingly, the Company recorded an unrealized gain (loss) of $1,389,300 and $(801,350) in other income (expense) on the consolidated statements of operations for the years ended December 31, 2010 and 2009, respectively, related to the change in the fair value of these warrants.