Form 10-K/A
period 2010-12-31
NEULION, INC.
filed 2011-05-10
CIK 1387713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010.

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

Explanatory Note

This Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 is being filed to correct the certifications of our principal executive officer and principal financial officer to include the introductory language in paragraph 4 and the language in paragraph 4(b) of the certifications referring to internal control over financial reporting.  No other information in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 is hereby amended.

Item 15. Exhibits and Financial Statement Schedules

(b)  Exhibits

The following exhibits are filed as part of this report:

Exhibit No.                      Description

31.1*	Certification of the Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of the Chief Financial Officer (Principal Financial Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEULION, INC.

Date: May 10, 2011	By:	/s/ Nancy Li
		Name:	Nancy Li
		Title:	Chief Executive Officer
(Principal Executive Officer)