Form 10-Q
period 2011-03-31
NEULION, INC.
filed 2011-05-12
CIK 1387713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

As of May 11, 2011, there were 139,330,279 shares of the registrant’s Common Stock, $0.01 par value, outstanding.

NEULION, INC.

PART I.  FINANCIAL INFORMATION

Item 1.      Financial Statements

NEULION, INC.

CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. dollars, unless otherwise noted)

	March 31,	December 31,
	2011	2010
	(unaudited)
	$	$

ASSETS
Current
Cash and cash equivalents	8,082,507	12,929,325
Accounts receivable, net of allowance for doubtful accounts of $48,419 and $60,555,
respectively	2,454,411	2,356,843
Other receivables	201,789	296,154
Inventory (note 4)	1,094,082	946,780
Prepaid expenses and deposits	1,320,032	1,014,703
Due from related parties (note 6)	1,349,091	1,261,776
Total current assets	14,501,912	18,805,581
Property, plant and equipment, net	4,648,292	5,119,422
Intangible assets, net	8,608,148	9,283,151
Goodwill	11,240,432	11,240,432
Other assets	280,505	259,497
Total assets	39,279,289	44,708,083

LIABILITIES AND EQUITY
Current
Accounts payable	4,890,307	5,504,489
Accrued liabilities	5,720,687	5,431,217
Due to related parties (note 6)	—	26
Deferred revenue	4,779,999	6,432,445
Total current liabilities	15,390,993	17,368,177
Long-term deferred revenue	604,047	548,309
Other long-term liabilities	492,596	495,275
Total liabilities	16,487,636	18,411,761

Redeemable preferred stock, net (note 12)
Class 3 Preference Shares (par value: $0.01; authorized: 17,176,818; issued and
outstanding: 17,176,818)	10,408,606	10,128,667

NeuLion, Inc. stockholders' equity
Common stock (par value: $0.01; authorized: 300,000,000; issued and outstanding:
139,330,279 and 139,180,279, respectively)	1,393,302	1,391,802
Additional paid-in capital	75,597,702	75,480,756
Promissory notes receivable	(209,250)	(209,250)
Accumulated deficit	(64,856,393)	(60,963,093)
Total NeuLion, Inc. stockholders’ equity	11,925,361	15,700,215
Non-controlling interest	457,686	467,440
Total equity	12,383,047	16,167,655
Total liabilities and equity	39,279,289	44,708,083

See accompanying notes

NEULION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS
(unaudited)
(Expressed in U.S. dollars, unless otherwise noted)

	Three months ended
	March 31,

	2011	2010
	$	$

Revenue
Services revenue	9,563,930	7,462,899
Equipment revenue	382,068	381,596
	9,945,998	7,844,495

Costs and Expenses
Cost of services revenue, exclusive of depreciation and	3,668,811	3,364,407
amortization shown separately below
Cost of equipment revenue	311,562	354,690
Selling, general and administrative, including stock-based compensation (note 9)	8,399,074	7,332,912
Depreciation and amortization	1,445,419	1,276,965
	13,824,866	12,328,974
Operating loss	(3,878,868)	(4,484,479)

Other income (expense)
Unrealized gain on derivative (note 13)	—	999,900
Loss on foreign exchange	(38,096)	(49,129)
Investment income	13,910	21,906
	(24,186)	972,677
Consolidated net and comprehensive loss	(3,903,054)	(3,511,802)
Net loss attributable to non-controlling interest	9,754	—
Net and comprehensive loss attributable to controlling interest	(3,893,300)	(3,511,802)
Adjustment to the carrying amount of redeemable preferred stock	(267,656)	—
Net and comprehensive loss attributable to NeuLion, Inc. common stockholders	(4,160,956)	(3,511,802)

Net loss per weighted average number of shares of common stock
outstanding - basic and diluted (note 7)	$(0.03)	$(0.03)

Weighted average number of shares of common stock
outstanding - basic and diluted (note 7)	139,196,946	116,742,433

See accompanying notes

NEULION, INC.

CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)
(Expressed in U.S. dollars, unless otherwise noted)

						Non-
			Additional	Promissory	Accumulated	controlling	Total
	Common stock		paid-in capital	notes	deficit	interest	equity
	#	$	$	$	$	$	$

Balance, December 31, 2010	139,180,279	1,391,802	75,480,756	(209,250)	(60,963,093)	467,440	16,167,655

Accretion of issuance costs
on Class 3 Preference Shares	—	—	(12,283)	—	—	—	(12,283)
Adjustment to the carrying
amount of Class 3
Preference Shares	—	—	(267,656)	—	—	—	(267,656)
Stock-based compensation:
Issuance of common stock
under Directors’
Compensation Plan	150,000	1,500	—	—	—	—	1,500
Stock options, warrants
and other compensation	—	—	396,885	—	—	—	396,885
Net loss	—	—	—	—	(3,893,300)	(9,754)	(3,903,054)
Balance, March 31, 2011	139,330,279	1,393,302	75,597,702	(209,250)	(64,856,393)	457,686	12,383,047

See accompanying notes

NEULION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Expressed in U.S. dollars, unless otherwise noted)

	Three months ended
	March 31,

	2011	2010
	$	$

OPERATING ACTIVITIES
Consolidated net loss	(3,903,054)	(3,511,802)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation and amortization	1,445,419	1,276,965
Stock-based compensation	395,214	207,257
Unrealized gain on derivative	—	(999,900)

Changes in operating assets and liabilities
Accounts receivable	(97,568)	(120,910)
Inventory	(147,302)	376,349
Prepaid expenses, deposits and other assets	(326,337)	(237,392)
Other receivables	94,365	62,941
Due from related parties	(87,315)	38,942
Accounts payable	(614,182)	(1,413,568)
Accrued liabilities	283,266	(206,844)
Deferred revenue	(1,596,708)	(85,183)
Long-term liabilities	(2,679)	(74,054)
Due to related parties	9,349	(188,909)
Cash used in operating activities	(4,547,532)	(4,876,108)

INVESTING ACTIVITIES
Purchase of property, plant and equipment	(299,286)	(298,285)
Cash used in investing activities	(299,286)	(298,285)

FINANCING ACTIVITIES
Proceeds from exercise of stock options	—	7,197
Cash provided by financing activities	—	7,197
Net decrease in cash and cash equivalents during the period	(4,846,818)	(5,167,196)
Cash and cash equivalents, beginning of period	12,929,325	12,957,679
Cash and cash equivalents, end of period	8,082,507	7,790,483

See accompanying notes

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
Information as at March 31, 2011 and for the three months ended
March 31, 2011 and 2010 is unaudited

1. Nature of Operations

NeuLion, Inc. (“NeuLion” or the “Company”) is a leading IPTV company that provides a comprehensive suite of technology and digital services.  “IPTV” refers to the distribution of streamed audio, video and other multimedia content over a broadband network.  Through IPTV, the Company builds and manages private networks for its customers that are used to deliver live and on-demand sports, international, entertainment and variety programming to subscribers and pay-per-view customers.  The Company also offers its customers a complete web platform that includes e-commerce tools, ticketing solutions and hosting services.  In addition, the Company streams international programming via proprietary websites targeted to specific communities.  The Company’s core business objective is to enter into agreements with companies seeking to reach target audiences through their own private networks and to provide them with complete IPTV services.  These companies in turn are able to use the Company’s services to reach more consumers and to grow their brands and revenues.  The Company also acquires the rights to certain international content from television broadcasters, which is then streamed to end users through the Company’s proprietary networks.

2. Basis of Presentation and Significant Accounting Policies

The Company’s accounting policies are consistent with those presented in our annual consolidated financial statements as at December 31, 2010.  These interim unaudited consolidated financial statements do not include all footnote disclosures required by U.S. generally accepted accounting principles (“GAAP”) for annual financial statements and therefore should be read in conjunction with the audited consolidated financial statements, including the notes thereto, for the year ended December 31, 2010 as they appear in the Company’s Annual Report on Form 10-K.

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

In the opinion of management, these interim unaudited consolidated financial statements contain all of the adjustments of a normal and recurring nature necessary to present fairly the Company’s financial position as at March 31, 2011 and December 31, 2010 and the results of operations and cash flows for the three months ended March 31, 2011 and 2010.

Revenue recognition

The Company, at the request of certain customers, enters into “bill and hold” arrangements.  The Company accounts for its bill and hold revenue arrangements consistent with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition,” and recognizes revenue when the risk of ownership has passed to the customer and a fixed commitment to purchase the goods is received.  The Company does not retain any specific performance obligations such that the earning process is not complete and ordered goods are segregated from the Company’s inventory and not available to fulfill other orders.  Inventory consists of finished goods.  For the three months ended March 31, 2011 and 2010, the Company recognized $0 and $172,500, respectively, in revenue associated with these arrangements.

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
Information as at March 31, 2011 and for the three months ended
March 31, 2011 and 2010 is unaudited

Recently issued accounting standard

In October 2009, the FASB issued Accounting Standards Update (“ASU”)  2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”). ASU 2009-13 amends guidance included within ASC Topic 605-25 to require an entity to use an estimated selling price when vendor-specific objective evidence or acceptable third-party evidence does not exist for any products or services included in a multiple-element arrangement.  The arrangement consideration should be allocated among the products and services based upon their relative selling prices, thus eliminating the use of the residual method of allocation.  ASU 2009-13 also requires expanded qualitative and quantitative disclosures regarding significant judgments made and changes in applying this guidance. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption and retrospective application are also permitted. The Company adopted ASU 2009-13 on January 1, 2011, and its application did not have a material impact on the Company’s interim consolidated financial statements.

Advertising

Advertising costs are expensed as incurred and totaled $170,329 and $246,592 for the three months ended March 31, 2011 and 2010, respectively.

Comparative information

Certain prior period information was reclassified to conform with the current period’s presentation.

3.  Business Combinations

TransVideo International, Ltd. (“TransVideo”)

On October 1, 2010, the Company completed the acquisition of 100% of the outstanding securities of TransVideo in exchange for 22,000,802 shares of common stock of the Company valued at $8,515,641. TransVideo’s passive investment in KyLinTV, Inc. (“KyLinTV”), an IPTV company, was not included as part of the transaction.  TransVideo is a public Internet-based IPTV technology and solution provider headquartered in Beijing, China.  It develops proprietary hardware designs and software for encoders and transcoders, IPTV set top boxes (“STBs”), digital media storage boxes, public IPTV media servers, signal transfer and monitoring equipment and software that acts as a public IPTV player.  TransVideo was, and KyLinTV is, controlled by Charles B. Wang, the Chairman of the Board of Directors of the Company.

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

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
Information as at March 31, 2011 and for the three months ended
March 31, 2011 and 2010 is unaudited

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

Pro forma

The results of operations for NeuLion and TransVideo have been included in the Company’s consolidated statements of operations since the consummation of the acquisition on October 1, 2010.   The following unaudited pro forma financial information presents the combined results of NeuLion and TransVideo for the three month periods as if the acquisition had occurred at the beginning of 2010:

Unaudited Pro Forma
	March 31,	March 31,
	2011	2010
	$	$

Total revenue	9,945,998	8,244,386
Total cost of services revenue, exclusive of depreciation and
amortization shown separately below	(3,668,811)	(3,364,407)
Total cost of equipment revenue	(311,562)	(654,208)
Total sales, general and administrative	(8,003,860)	(7,531,980)
Stock-based compensation	(395,214)	(207,257)
Depreciation and amortization	(1,445,419)	(1,406,806)
Operating loss	(3,878,868)	(4,920,272)
Net loss attributable to common stockholders	(4,160,956)	(3,960,479)
Net loss per weighted average number of shares of common stock
outstanding – basic and diluted	(0.03)	(0.03)

In determining the pro forma amounts above, the Company made adjustments to depreciation and amortization as a result of the acquired tangible and intangible assets.

4. Inventory

Inventory consists of the following:

	March 31,	December 31,
	2011	2010
	$	$

Raw materials	266,035	277,092
Finished goods	828,047	669,688
	1,094,082	946,780

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
Information as at March 31, 2011 and for the three months ended
March 31, 2011 and 2010 is unaudited

5. Economic Dependence and Concentration of Credit Risk

As at March 31, 2011, one customer accounted for 17% of accounts receivable.

For the three months ended March 31, 2011, one customer accounted for 15% of revenue.

There were no significant concentrations of accounts receivable or revenue in 2010.

6. Related Party Transactions

The Company has entered into certain transactions and agreements in the normal course of operations with related parties.  Significant related party transactions are as follows:

KyLinTV

KyLinTV is an IPTV company that is controlled by the Chairman of the Board of Directors of the Company.  On June 1, 2008, the Company entered into an agreement with KyLinTV to build and deliver the setup and back office operations for KyLinTV’s IPTV service.  The Company also provides and charges KyLinTV for administrative and general corporate support.  For each of the periods presented, the amounts earned for these services provided by the Company for the three months ended March 31, 2011 and 2010 were $94,316 and $145,101, respectively.

New York Islanders Hockey Club, L.P. (“New York Islanders”)

The Company provides IT-related professional and administrative services to the New York Islanders, a professional ice hockey club that is owned by the Chairman of the Board of Directors of the Company.

Renaissance Property Associates, LLC (“Renaissance”)

Renaissance is a real estate management company owned by the Chairman of the Board of Directors of the Company.  In June 2009, the Company signed a sublease agreement with Renaissance for office space in Plainview, New York.  Rent expense paid by the Company to Renaissance of $102,733 and $103,627, inclusive of taxes and utilities, is included in selling, general and administrative expense for the three months ended March 31, 2011 and 2010, respectively.

Smile Train, Inc. (“Smile Train”)

The Company provides IT-related professional services to Smile Train, a public charity whose founder and significant benefactor is the Chairman of the Board of Directors of the Company.

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
Information as at March 31, 2011 and for the three months ended
March 31, 2011 and 2010 is unaudited

The Company recognized revenue from related parties for the three months ended as follows:

	March 31,	March 31,
	2011	2010
	$	$

New York Islanders	87,378	96,979
Renaissance	30,000	30,000
Smile Train	27,000	27,000
KyLinTV	530,190	477,213
	674,568	631,192

As at March 31, 2011 and December 31, 2010, the amounts due from (to) related parties are as follows:

	March 31,	December 31,
	2011	2010
	$	$

New York Islanders	120,081	(26)
Renaissance	1,540	70
KyLinTV	1,227,470	1,261,706
	1,349,091	1,261,750

7. Loss Per Share

Basic loss per share is computed by dividing net loss for the period by the weighted average number of shares of common stock outstanding for the period. Diluted loss per share is computed by dividing net loss for the period by the weighted average number of shares of common stock and dilutive potential shares of common stock outstanding.  For the three months ended March 31, 2011 and 2010, diluted earnings per share excludes the effect of potential shares of common stock, as their inclusion would be anti-dilutive due to the losses recorded by the Company.

The following table summarizes the potential shares of common stock that were outstanding as at March 31, 2011 and 2010 but were not included in the computation of diluted loss per share as their effect would have been anti-dilutive.

	March 31,	March 31,
	2011	2010
	#	#

Stock options	12,317,292	9,639,975
Restricted share units	—	1,888
Stock appreciation rights	675,000	1,675,000
Warrants	8,642,500	19,697,500
Retention warrants	739,876	801,788
Restricted stock	2,500,000	—
Class 3 Preference Shares	17,176,818	—

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
Information as at March 31, 2011 and for the three months ended
March 31, 2011 and 2010 is unaudited

8.  Contingencies

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

9.  Stock Option and Stock-Based Compensation Plans

The following table shows the breakdown of total stock-based compensation expense included in the Company’s interim consolidated statement of operations:

	March 31,	March 31,
	2011	2010
	$	$

Stock options, retention warrants and warrants	256,053	195,106
Restricted share units	—	2,929
Stock appreciation rights	(3,171)	(46,530)
Directors’ compensation	20,617	12,503
Escrowed shares	—	43,249
Consultant compensation	58,394	—
Restricted stock	63,321	—
	395,214	207,257

10. Segmented Information

The Company operates as one reportable segment to provide end-to-end enterprise-level IPTV and other professional services.  Substantially all of Company’s revenues originate from, and long-lived assets are located in, the United States.

11. Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, “Income Taxes Recognition”.  There were no accrued interest and penalties associated with uncertain tax positions as of March 31, 2011 or December 31, 2010.

The Company’s effective tax rate is zero due to current year losses and the associated valuation allowance on the Company’s net operating losses.

12.  Redeemable Preferred Stock

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

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
Information as at March 31, 2011 and for the three months ended
March 31, 2011 and 2010 is unaudited

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

Accounting for Class 3 Preference Shares

If certain criteria are met, companies must bifurcate conversion options from their host instruments and account for them as free-standing derivative instruments.  The Company has evaluated the conversion option on the Class 3 Preference Shares and determined that the embedded conversion option should not be bifurcated.  Additionally, the Company analyzed the conversion feature and determined that the effective conversion price was higher than the market price at the date of issuance; therefore, no beneficial conversion feature was recorded.  The Company has classified the Class 3 Preference Shares as temporary equity because they are redeemable upon the occurrence of an event that is not solely within the control of the issuer.  As noted above, the holders of the Class 3 Preference Shares may demand redemption at any time after five years from the date of issuance.  As the redemption amount is denominated in Canadian dollars, the Company re-measures the redeemable preferred stock amount recorded in the consolidated balance sheet each period, based on prevailing exchange rates.  The resulting adjustment, along with the accretion of the issuance costs, is recorded in stockholders’ equity.

13. Derivative Instruments

Effective January 1, 2009, the Company adopted ASC Topic 815-40, “Derivatives and Hedging” (“ASC 815-40”).   ASC 815-40 states that an equity-linked financial instrument will not be considered indexed to the entity’s own stock if the strike price is denominated in a currency other than the issuer’s functional currency.  ASC 815-40 specifies that a contract will not be treated as a derivative if it meets the following conditions:  (a) indexed to the Company’s own stock; and (b) classified in shareholders’ equity in the Company’s statement of financial position.  The Company’s outstanding warrants denominated in Canadian dollars were not considered to be indexed to its own stock because the exercise price was denominated in Canadian dollars and the Company’s functional currency is United States dollars.   Therefore, these warrants were treated as derivative financial instruments and recorded at their fair value as liabilities.  All of the Company’s other outstanding convertible instruments are considered to be indexed to the Company’s stock, because their exercise prices are denominated in the same currency as the Company’s functional currency, and are included in stockholders’ equity.

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
Information as at March 31, 2011 and for the three months ended
March 31, 2011 and 2010 is unaudited

The Company’s only derivative instruments were 11,000,000 warrants, the exercise price for which was denominated in a currency other than the Company’s functional currency, as follows:

●	5,500,000 Series A warrants exercisable at Cdn$1.25 that expired on October 20, 2010.
●	5,500,000 Series B warrants exercisable at Cdn$1.50 that expired on October 20, 2010.

These warrants were recorded at their relative fair values at issuance and continued to be recorded at fair value at each subsequent balance sheet date.  Any change in value between reporting periods was recorded as other income (expense).  The fair value of these warrants was estimated using the Black-Scholes-Merton option-pricing model.

On October 20, 2010, these warrants expired.  The Company recorded an unrealized gain of $999,900 in other income (expense) on the consolidated statements of operations for the three months ended March 31, 2010, related to the change in the fair value of these warrants.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis (“MD&A”) of the financial condition and results of operations of the Company should be read in conjunction with our unaudited consolidated financial statements and accompanying notes for the three months ended March 31, 2011 and 2010, which have been prepared in accordance with United States generally accepted accounting principles (“GAAP”).  All dollar amounts are in U.S. dollars (“US$” or “$”) unless stated otherwise.  As at May 9, 2011, the Bank of Canada noon rate for conversion of United States dollars to Canadian dollars (CDN$) was US$1 to CDN$0.9661.

Our MD&A is intended to enable readers to gain an understanding of our current results and financial position.  To do so, we provide information and analysis comparing the results of operations and financial position for the current period to those of the preceding comparable period.  We also provide analysis and commentary that we believe is required to assess our future prospects.  Accordingly, certain sections of this MD&A contain forward-looking statements that are based on current plans and expectations.  These forward-looking statements are affected by risks and uncertainties that are discussed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010 and below in the section titled “Cautions Regarding Forward-Looking Statements” and that could have a material impact on future prospects.  Readers are cautioned that actual results could vary from those forecasted in this MD&A.

Cautions Regarding Forward-Looking Statements

This MD&A contains certain forward-looking statements that reflect management’s expectations regarding our growth, results of operations, performance and business prospects and opportunities.

Statements about our future plans and intentions, results, levels of activity, performance, goals or achievements or other future events constitute forward-looking statements.  Wherever possible, words such as “may,”  “will,”  “should,”  “could,”  “expect,”  “plan,”  “intend,”  “anticipate,” “believe,” “estimate,” “predict,” or “potential” or the negative or other variations of these words, or similar words or phrases, have been used to identify these forward-looking statements.  These statements reflect management’s current beliefs and are based on information available to management as of the date of this MD&A.

Forward-looking statements involve significant risk, uncertainties and assumptions. Many factors could cause actual results, performance or achievements to differ materially from the results discussed or implied in the forward-looking statements. These factors should be considered carefully and readers should not place undue reliance on the forward-looking statements. Although the forward-looking statements contained in this MD&A are based upon what management believes to be reasonable assumptions, we cannot assure readers that actual results will be consistent with these forward-looking statements. These forward-looking statements are made as of the date of this MD&A and we assume no obligation to update or revise them to reflect new events or circumstances, except as required by law. Many factors could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements that may be expressed or implied by such forward-looking statements, including: our ability to integrate the operations of TransVideo with our own; our ability to increase revenue; general economic and market segment conditions; our customers’ subscriber levels; the financial health of our customers;  our ability to pursue and consummate acquisitions in a timely manner; our continued relationships with our customers; our ability to negotiate favorable terms for contract renewals; competitor activity; product capability and acceptance rates; technology changes; foreign exchange risk; interest rate risk; and credit risk.  A more detailed assessment of the risks that could cause actual results to materially differ from current expectations is contained in Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2010 available on www.sec.gov and www.sedar.com.

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

Overall Performance

Highlights

➢	Services Revenue, which is our recurring revenue stream, increased by $2.1 million, or 28%, as compared to the prior period.

➢	Cost of Services Revenue, exclusive of depreciation and amortization , decreased by 7% as a percentage of services revenue as compared to the prior period.

Overview

We use the term “organic” to refer to the period-over-period changes in our revenues and expenses, excluding the revenues and expenses of TransVideo (acquisition completed October 1, 2010).  This permits readers to better compare current period and prior period revenues and expenses, and to understand changes that have occurred, without regard to the effect of the acquisition of TransVideo.

Revenue for three months ended March 31, 2011 was $9.9 million, an increase of $2.1 million, or 28%, from $7.8 million for the three months ended March 31, 2010.  The revenue growth was due to the following:

●	organic growth of $1.9 million; and
●	revenue from TransVideo of $0.2 million.

The organic revenue growth of $1.9 million was due to an increase in our services revenue of $2.1 million offset by a decrease in our equipment revenue of $0.2 million.

Our net loss attributable to common stockholders for the three months ended March 31, 2011 was $4.2 million, or a loss of $0.03 per basic and diluted share of common stock, compared with a net loss of $3.5 million, or a loss of $0.03 per basic and diluted share of common stock, for the three months ended March 31, 2010.  The increase in net loss attributable to common stockholders of $0.7 million, or 20%, was due to the following:

●	an increase in total revenue of $2.1 million; and

offset by the following:

●	an increase in cost of revenue, exclusive of depreciation and amortization of $0.3 million;
●	an increase in selling, general and administrative expenses, excluding stock-based compensation of $0.9 million;
●	an increase in stock-based compensation of $0.2 million (non-cash item);
●	an increase in depreciation and amortization of $0.1 million (non-cash item);
●
an unrealized gain on derivative of $0 for the three months ended March 31, 2011 as compared to an unrealized gain on derivative of $1.0 million for the three months ended March 31, 2010 (non-cash item); and

●	an adjustment to the carrying amount of Class 3 Preference Shares of $0.3 million for the three months ended March 31, 2011 (non-cash item).

Our non-GAAP Adjusted EBITDA loss (as defined below) was $2.0 million for the three months ended March 31, 2011, compared with $3.0 million for the three months ended March 31, 2010.  The improvement in non-GAAP Adjusted EBITDA loss was due to the impact of the items noted in the net loss discussion above.

We report non-GAAP Adjusted EBITDA loss because it is a key measure used by management to evaluate our results and make strategic decisions about the Company, including potential acquisitions.  Non-GAAP Adjusted EBITDA loss represents consolidated net loss before interest, income taxes, depreciation and amortization, stock-based compensation, unrealized gain/loss on derivatives, investment income, non-controlling interests and foreign exchange gain/loss.   This measure does not have any standardized meaning prescribed by U.S. GAAP and therefore is unlikely to be comparable to the calculation of similar measures used by other companies, and should not be viewed as an alternative to measures of financial performance or changes in cash flows calculated in accordance with U.S. GAAP.

The reconciliation from consolidated net loss to non-GAAP Adjusted EBITDA loss is as follows:

Consolidated Statement of Operations Reconciliation:
	Three months ended,
	March 31,
	2011	2010
	$	$

Consolidated net loss on a GAAP basis	(3,903,054)	(3,511,802)

Depreciation and amortization	1,445,419	1,276,965
Stock-based compensation	395,214	207,257
Unrealized gain on derivative	0	(999,900)
Investment income and foreign exchange loss	24,186	27,223

Non-GAAP Adjusted EBITDA loss	(2,038,235)	(3,000,257)

OPERATIONS

Revenue

We earn revenue in two broad categories:

(i)           Services revenue, which includes:

●	Subscriber revenue, which consists primarily of subscription, pay-per view and operations fees revenues and is recognized over the period of service or usage;

●	eCommerce revenue, which consists of advertising, merchandise, donor and ticketing revenues and is recognized as the service is performed; and

●	Technology revenue, which consists of set-up and transcoder revenue and is recognized over the life of the contract.

(ii)
Equipment revenue, which consists of the sale of set top boxes (“STBs”) to content partners and/or end users and is recognized when title to an STB passes to the customer.  Shipping revenue is included in equipment revenue.

Cost and Expenses

Cost of services revenue

Cost of services revenue primarily consists of:

●	Cost of subscriber revenue, which consists of:
●	royalty payments;
●	network operating costs;
●	bandwidth usage fees; and
●	colocation fees.

●	Cost of eCommerce revenue, which consists of:
●	merchandising, donor and ticketing revenues, which have minimal associated costs as revenue is booked on a net basis; and
●	cost of advertising revenue, which is subject to revenue shares with the content provider.

●	Cost of technology revenue, which consists of:
●	transcoder licenses purchased from third parties; and
●	maintenance costs for transcoders.

Cost of equipment revenue

Cost of equipment revenue primarily consists of purchases from TransVideo (prior to the acquisition) of STB products and parts for resale to customers.  Shipping costs are included in cost of equipment revenue.

Selling, general and administrative expenses, including stock-based compensation

Selling, general and administrative (“SG&A”) costs, including stock-based compensation, include:

●	Wages and benefits – represents compensation for our full-time and part-time employees as well as fees for consultants who we use from time to time;

●
Stock-based compensation – represents the estimated fair value of our options, warrants and stock appreciation rights (“Convertible Securities”) for financial accounting purposes, prepared using the Black-Scholes-Merton model;

●
Marketing – represents expenses for both global and local marketing initiatives that focus on various target sports properties and ethnic communities and include online and traditional marketing expenditures, search engine marketing and search engine optimization;

●	Professional fees – represents legal, accounting and recruiting fees; and

●	Other SG&A expenses – represents travel expenses, rent, office supplies, corporate IT services, credit card processing fees and other general operating expenses.

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 2011 to Three Months Ended March 31, 2010

Our consolidated financial statements for the three months ended March 31, 2011 and 2010 have been prepared in accordance with U.S. GAAP.

(Unaudited)

	2011	2010	Change
	$	$	%
Revenue
Services revenue	9,563,930	7,462,899	28%
Equipment revenue	382,068	381,596	0%
Total Revenue	9,945,998	7,844,495	27%

Costs and expenses
Cost of services revenue, exclusive of depreciation
and amortization shown separately below	3,668,811	3,364,407	9%
Cost of equipment revenue	311,562	354,690	-12%
Selling, general and administrative, including
stock-based compensation	8,399,074	7,332,912	15%
Depreciation and amortization	1,445,419	1,276,965	13%
	13,824,866	12,328,974	12%
Operating loss	(3,878,868)	(4,484,479)	-14%

Other income (expense)
Unrealized gain on derivative	-	999,900	-
Loss on foreign exchange	(38,096)	(49,129)	-22%
Investment income	13,910	21,906	-37%
	(24,186)	972,677	-102%
Net and comprehensive loss for the period	(3,903,054)	(3,511,802)	11%
Net loss attributable to non-controlling interest	9,754	-	-
Net loss attributable to controlling interest	(3,893,300)	(3,511,802)	11%
Adjustment to the carrying amount of redeemable preferred stock	(267,656)	-	-
Net and comprehensive loss attributable to NeuLion, Inc. common stockholders	(4,160,956)	(3,511,802)	18%

We use the term “organic” to refer to the period-over-period changes in our revenues and expenses, excluding the revenues and expenses of TransVideo (acquisition completed October 1, 2010).  This permits readers to better compare current period and prior period revenues and expenses, and to understand changes that have occurred, without regard to the effect of the acquisition of TransVideo.

Revenue

Services revenue

Services revenue includes revenue from subscribers, eCommerce and technology services.  Services revenue increased from $7.5 million for the three months ended March 31, 2010 to $9.6 million for the three months ended March 31, 2011.  The $2.1 million increase was due to organic growth of $1.9 million and revenue from TransVideo of $0.2 million.  The organic growth of $1.9 million was a result of $0.9 million of revenue from new customers coupled with $1.0 million from existing customers.

Subscriber revenue increased from $5.1 million for the three months ended March 31, 2010 to $6.2 million for the three months ended March 31, 2011.  The $1.1 million increase was due to organic growth.  The organic growth was a result of $0.7 million of revenue from new customers coupled with $0.4 million from existing customers.

eCommerce revenue was $1.0 million for the three months ended March 31, 2010 and 2011.

Technology revenue increased from $1.4 million for the three months ended March 31, 2010 to $2.4 million for the three months ended March 31, 2011.  The $1.0 million increase was due to organic growth.  The organic growth was a result of $0.2 million of revenue from new customers coupled with $0.8 million from existing customers.

Equipment revenue

Equipment revenue was $0.4 million for the three months ended March 31, 2010 and 2011.

Costs and Expenses

Cost of services revenue

Cost of services revenue increased from $3.4 million for the three months ended March 31, 2010 to $3.7 million for the three months ended March 31, 2011.  Cost of services revenue as a percentage of services revenue decreased from 45% for the three months ended March 31, 2010 to 38% for the three months ended March 31, 2011.  The 7% improvement (as a percentage of services revenue) primarily relates to negotiated lower rates on bandwidth costs.

Cost of equipment revenue

Cost of equipment revenue decreased from $0.4 million for the three months ended March 31, 2010 to $0.3 million for the three months ended March 31, 2011.  The decrease was a result of purchasing STBs at a cheaper cost that occurred upon the acquisition of TransVideo.

Selling, general and administrative expenses, including stock-based compensation

Selling, general and administrative expenses, including stock-based compensation, increased from $7.3 million for the three months ended March 31, 2010 to $8.4 million for the three months ended March 31, 2011.  The total increase of $1.1 million was due to an organic increase of $0.6 million and an increase of $0.5 million from TransVideo.  The individual variances are as follows:

●
Wages and benefits increased from $5.3 million for the three months ended March 31, 2010 to $5.9 million for the three months ended March 31, 2011.  Wages and benefits were $0.3 million for TransVideo.  The organic increase of $0.3 million was due to an increase in employees.

●
Stock-based compensation expense increased from $0.2 million for the three months ended March 31, 2010 to $0.4 million for the three months ended March 31, 2011.  The increase of $0.2 million was due to additional compensation relating to a consultant’s fees and restricted stock.

●	Marketing expenses were $0.2 million for the three months ended March 31, 2010 and 2011.

●	Professional fees were $0.5 million for the three months ended March 31, 2010 and 2011.

●
Other SG&A expenses increased from $1.1 million for the three months ended March 31, 2010 to $1.4 million for the three months ended March 31, 2011.  The $0.3 million increase was primarily due to an increase in travel expenses.  TransVideo comprised $0.1 million of the total other SG&A expenses increase for the period.

Depreciation and amortization

Depreciation and amortization increased from $1.3 million for the three months ended March 31, 2010 to $1.4 million for the three months ended March 31, 2011.   The $0.1 million increase was due to the amortization of TransVideo’s acquired fixed and intangible assets.

Unrealized gain on derivative

Unrealized gain on derivative decreased from a gain of $1.0 million for the three months ended March 31, 2010 to $0 for the three months ended March 31, 2011.   We adopted ASC 815-40 effective January 1, 2009, which required us to record at fair value all Convertible Securities denominated in a currency other than our functional currency.

These warrants were recorded at their relative fair values at issuance, determined using the Black-Scholes-Merton model.  Any change in value between reporting periods was recorded as other income (expense).

LIQUIDITY AND CAPITAL RESOURCES

Our cash position was $8.1 million at March 31, 2011.  In the quarterly period ended March 31, 2011, we used $4.5 million to fund operations, which included changes in operating assets and liabilities of $2.5 million.  Historically, cash used for working capital is the highest in the first fiscal quarter.  Management does not anticipate similar usages of cash for working capital for the remainder of the fiscal year.  Additionally, we spent $0.3 million to purchase fixed assets.

As of March 31, 2011, our principal sources of liquidity included cash and cash equivalents of $8.1 million and trade accounts receivable of $2.5 million.  We closed a $10.0 million private placement of our Class 3 Preference Shares on September 29, 2010; we are using these funds for general working capital purposes.  We continue to closely monitor our cash balances to ensure that we have sufficient cash on hand to meet our operating needs.  Management believes that we have sufficient liquidity to meet our operating cash, working capital and capital expenditure requirements for the next twelve months.

At March 31, 2011, approximately 50% of our cash and cash equivalents were held in accounts with a U.S. bank that received an BBB+ rating from Standard and Poor’s and an A3 rating from Moody’s, and 17% of our cash and cash equivalents were held in bank accounts with two of the top five Canadian commercial banks.  We believe that these U.S. and Canadian financial institutions are secure notwithstanding the current global economy and that we will be able to access the remaining balance of bank deposits.  Our investment policy is to invest in low-risk short-term investments, which are primarily term deposits.  We have not had a history of any defaults on these term deposits, nor do we expect any in the future given the short term to maturity of these investments.

Our business as currently operated is still in its early stages, with only a few years of operating history.  In 2006, our business model evolved from providing professional information technology services and international programming to providing end-to-end IPTV services for a wide range of professional and collegiate sports properties, entertainment networks and international clients.  From our inception, we have incurred substantial net losses and have an accumulated deficit of $64.9 million; management expects these losses to continue in the short term.  We continue to review our operating structure to maximize revenue opportunities, further reduce costs and achieve profitability.  Based on our current business plan and internal forecasts, and considering the risks that are present in the current global economy, we believe that our cash on hand will be sufficient to meet our operating cash, working capital and capital expenditure requirements for the next twelve months.  However, we will require expenditures of significant funds for marketing, building our subscriber management systems, programming and website development, maintaining adequate video streaming and database software, pursuing and maintaining channel distribution agreements with our channel partners, fees relating to acquiring and maintaining Internet streaming rights to our content and the construction and maintenance of our delivery infrastructure and office facilities.  Cash from operations could be affected by various risks and uncertainties, including, but not limited to, the risks detailed herein or incorporated by reference in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 in Item 1A, “Risk Factors.”  If our actual cash needs are greater than forecasted and if cash on hand is insufficient to meet our operating cash, working capital and capital expenditure requirements for the next twelve months, we will require outside capital in addition to cash flow from operations in order to fund our business.  Our short operating history, our current lack of profitability and the prolonged upheaval in the capital markets could each or all be factors that might negatively impact our ability to obtain outside capital on reasonable terms, or at all.  If we were ever unable to obtain needed capital, we would reevaluate and reprioritize our planned capital expenditures and operating activities.  We cannot assure you that we will ultimately be able to generate sufficient revenue or reduce our costs in the anticipated time frame to become profitable and have sustainable net positive cash flows.

Working Capital Requirements

Our net working capital at March 31, 2011 was $(0.9) million, a decrease of $2.3 million from the December 31, 2010 net working capital of $1.4 million.  Historically, cash used for working capital is the highest in the first fiscal quarter.  Management does not anticipate similar usages of cash for working capital for the remainder of the fiscal year.  Included in current liabilities at March 31, 2011 and December 31, 2010 are approximately $4.8 million and $6.4 million, respectively, of liabilities (deferred revenue) that we do not anticipate settling in cash.  Excluding these liabilities, our working capital ratios at March 31, 2011 and December 31, 2010 were 1.37 and 1.72, respectively.

The change in working capital was primarily due to a decrease in current assets and current liabilities of $4.3 million and $2.0 million, respectively.

Current assets at March 31, 2011 were $14.5 million, a decrease of $4.3 million from the December 31, 2010 balance of $18.8 million.  The decrease was primarily due to a $4.8 million decrease in cash and cash equivalents.

Current liabilities at March 31, 2011 were $15.4 million, a decrease of $2.0 million from the December 31, 2010 balance of $17.4 million.  The change was due to a decrease in deferred revenue of $1.7 million and a decrease in accounts payable of $0.6 million offset by an increase in accrued liabilities of $0.3 million.

Cash Flows

Summary Balance Sheet Data:

	March 31,	December 31,
	2011	2010
	$	$
Current Assets
Cash and cash equivalents	8,082,507	12,929,325
Accounts receivable, net	2,454,411	2,356,843
Other receivables	201,789	296,154
Inventory, net	1,094,082	946,780
Prepaid expenses and deposits	1,320,032	1,014,703
Due from related parties	1,349,091	1,261,776
Total Current Assets	14,501,912	18,805,581

Current Liabilities
Accounts payable	4,890,307	5,504,489
Accrued liabilities	5,720,687	5,431,217
Due to related parties	-	26
Deferred revenue	4,779,999	6,432,445
Total Current Liabilities	15,390,993	17,368,177

Working Capital Ratio	0.94	1.08

Comparative Summarized Cash Flows

	Three months ended
	March 31,
	2011	2010
	$	$

Cash used in operating activities	(4,547,532)	(4,876,108)
Cash used in investing activities	(299,286)	(298,285)
Cash provided by financing activities	-	7,197

Operating activities

Cash used in operating activities for the three months ended March 31, 2011 was $4.5 million.  Changes in net cash used in operating activities reflect the consolidated net loss of $3.9 million for the period, less:

●	non-cash items in the amount of $1.9 million, related to stock-based compensation and depreciation and amortization; and

●	changes in operating assets and liabilities of $2.5 million.

Investing activities

Cash used in investing activities for the three months ended March 31, 2011 was $0.3 million.  These funds were used to purchase fixed assets.

Financing activities

Cash provided by financing activities was $0 for the three months ended March 31, 2011.

Recently Issued Accounting Standard

In October 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”). ASU 2009-13 amends guidance included within ASC Topic 605-25 to require an entity to use an estimated selling price when vendor-specific objective evidence or acceptable third-party evidence does not exist for any products or services included in a multiple-element arrangement.  The arrangement consideration should be allocated among the products and services based upon their relative selling prices, thus eliminating the use of the residual method of allocation.  ASU 2009-13 also requires expanded qualitative and quantitative disclosures regarding significant judgments made and changes in applying this guidance. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption and retrospective application are also permitted. The Company adopted ASU 2009-13 on January 1, 2011, and its application did not have a material impact on the Company’s interim consolidated financial statements.

Off Balance Sheet Arrangements

The Company did not have any off balance sheet arrangements as of March 31, 2011.

Item 3.            Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 4.            Controls and Procedures

Evaluation of Disclosure Controls and Procedures

           In connection with the preparation of this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011, our management, including our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”).  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2011.

Changes in Internal Control over Financial Reporting

During our most recent fiscal quarter, no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

1.           On March 21, 2011, the Company issued shares of common stock, without registration under the Securities Act of 1933, as amended (the “Securities Act”), to non-management directors pursuant to the Company’s Directors’ Compensation Plan as additional compensation in recognition of outstanding efforts in 2010 in the following aggregate amounts:

John R. Anderson	50,000
Gabriel A. Battista	50,000
Shirley Strum Kenny	50,000
Total	150,000

The aggregate value of the 150,000 shares of common stock issued to Dr. Kenny and Messrs. Anderson and Battista was $61,242 on the date of issuance. The Company sold these shares pursuant to the exemption from registration set forth in Section 4(2) of the Securities Act and Regulation D promulgated there under. This issuance qualified for exemption from registration under the Securities Act because (i) each of the directors was an accredited investor at the time of the sale, (ii) the Company did not engage in any general solicitation or advertising in connection with the sale, and (iii) each of the directors received restricted securities.

 Item 6.  Exhibits

 (b)   Exhibits

The exhibits listed below are filed as part of this report.

Exhibit No.		Description
3.2		Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K/A filed with the SEC on February 18, 2011)

31.1	*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*           Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEULION, INC.

Date: May 12, 2011	/s/ Nancy Li
Name: Nancy Li
Title: Chief Executive Officer

Date: May 12, 2011	/s/ Arthur J. McCarthy
Name: Arthur J. McCarthy
Title: Chief Financial Officer