Form 10-Q
period 2011-06-30
NEULION, INC.
filed 2011-08-11
CIK 1387713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

As of August 10, 2011, there were 139,868,063 shares of the registrant’s Common Stock, $0.01 par value, outstanding.

NEULION, INC.

PART I.  FINANCIAL INFORMATION

Item 1.      Financial Statements

NEULION, INC.

CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. dollars, unless otherwise noted)

	June 30,	December 31,
	2011	2010
	(unaudited)
	$	$

ASSETS
Current
Cash and cash equivalents	9,338,782	12,929,325
Accounts receivable, net of allowance for doubtful accounts of $57,631 and $60,555,
respectively	3,566,272	2,356,843
Other receivables	184,120	296,154
Inventory (note 4)	1,059,862	946,780
Prepaid expenses and deposits	1,112,498	1,014,703
Due from related parties (note 6)	295,619	1,261,776
Total current assets	15,557,153	18,805,581
Property, plant and equipment, net	4,129,403	5,119,422
Intangible assets, net	7,936,910	9,283,151
Goodwill	11,240,432	11,240,432
Other assets	277,731	259,497
Total assets	39,141,629	44,708,083

LIABILITIES AND EQUITY
Current
Accounts payable	3,691,809	5,504,489
Accrued liabilities	5,150,781	5,431,217
Due to related parties (note 6)	—	26
Deferred revenue	4,527,985	6,432,445
Total current liabilities	13,370,575	17,368,177
Long-term deferred revenue	541,000	548,309
Other long-term liabilities	473,915	495,275
Total liabilities	14,385,490	18,411,761

Redeemable preferred stock, net (note 12)
Class 3 Preference Shares (par value: $0.01; authorized: 17,176,818; issued and
outstanding: 17,176,818)	10,000,000	10,128,667
Class 4 Preference Shares (par value: $0.01; authorized: 10,912,265; issued and
outstanding: 10,912,265)	4,903,906	—
Total redeemable preferred stock	14,903,906	10,128,667

NeuLion, Inc. stockholders' equity
Common stock (par value: $0.01; authorized: 300,000,000; issued and outstanding:
139,868,063 and 139,180,279, respectively)	1,398,680	1,391,802
Additional paid-in capital	76,384,706	75,480,756
Promissory notes receivable	(209,250)	(209,250)
Accumulated deficit	(68,167,858)	(60,963,093)
Total NeuLion, Inc. stockholders’ equity	9,406,278	15,700,215
Non-controlling interest	445,955	467,440
Total equity	9,852,233	16,167,655
Total liabilities and equity	39,141,629	44,708,083

See accompanying notes

NEULION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS
(unaudited)
(Expressed in U.S. dollars, unless otherwise noted)

	Three months		Six months
	ended		ended
	June 30,		June 30,
	2011	2010	2011	2010
	$	$	$	$

Revenue
Services revenue	8,813,595	6,692,792	18,377,525	14,155,691
Equipment revenue	1,144,529	565,943	1,526,597	947,539
	9,958,124	7,258,735	19,904,122	15,103,230

Costs and expenses
Cost of services revenue, exclusive of depreciation and
amortization shown separately below	3,150,377	2,650,266	6,819,188	6,014,674
Cost of equipment revenue	826,326	540,192	1,137,888	894,881
Selling, general and administrative, including
stock-based compensation (note 9)	7,929,138	8,862,335	16,328,212	16,195,247
Depreciation and amortization	1,378,592	1,285,325	2,824,011	2,562,290
	13,284,433	13,338,118	27,109,299	25,667,092
Operating loss	(3,326,309)	(6,079,383)	(7,205,177)	(10,563,862)

Other income (expense)
Unrealized gain on derivative (note 13)	—	319,000	—	1,318,900
Gain (loss) on foreign exchange	(3,796)	20,176	(41,892)	(28,952)
Investment income	6,909	9,106	20,819	31,011
	3,113	348,282	(21,073)	1,320,959
Net and comprehensive loss	(3,323,196)	(5,731,101)	(7,226,250)	(9,242,903)
Net loss attributable to non-controlling interest	11,731	—	21,485	—
Net and comprehensive loss attributable to controlling interest	(3,311,465)	(5,731,101)	(7,204,765)	(9,242,903)
Adjustment to the carrying amount of redeemable preferred stock	420,889	—	153,233	—
Net and comprehensive loss attributable to NeuLion, Inc.
common stockholders	(2,890,576)	(5,731,101)	(7,051,532)	(9,242,903)

Net loss per weighted average number of shares
outstanding - basic and diluted (note 7)	$(0.02)	$(0.05)	$(0.05)	$(0.08)

Weighted average number of shares
outstanding - basic and diluted (note 7)	139,389,376	116,786,463	139,293,692	116,764,569

See accompanying notes

NEULION, INC.

CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)
(Expressed in U.S. dollars, unless otherwise noted)

						Non-
			Additional	Promissory	Accumulated	controlling	Total
	Common stock		paid-in capital	notes	deficit	interest	equity
	#	$	$	$	$	$	$

Balance, December 31, 2010	139,180,279	1,391,802	75,480,756	(209,250)	(60,963,093)	467,440	16,167,655

Accretion of issuance costs
on Class 3 Preference Shares	—	—	(24,566)	—	—	—	(24,566)
Adjustment to the carrying
amount of Class 3
Preference Shares	—	—	153,233	—	—	—	153,233
Stock-based compensation:
Issuance of common stock
under Directors’
Compensation Plan	382,031	3,820	—	—	—	—	3,820
Issuance of common stock
to consultant for services	305,753	3,058	—	—	—	—	3,058
Stock options, warrants
and other compensation	—	—	775,283	—	—	—	775,283
Net loss	—	—	—	—	(7,204,765)	(21,485)	(7,226,250)
Balance, June 30, 2011	139,868,063	1,398,680	76,384,706	(209,250)	(68,167,858)	445,955	9,852,233

See accompanying notes

NEULION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Expressed in U.S. dollars, unless otherwise noted)

Three months		Six months
ended		ended
June 30,		June 30,
2011	2010	2011	2010
$	$	$	$
OPERATING ACTIVITIES

Net loss	(3,323,196)	(5,731,101)	(7,226,250)	(9,242,903)
Adjustments to reconcile net loss to net cash used in
operating activities
Depreciation and amortization	1,378,592	1,285,325	2,824,011	2,562,290
Stock-based compensation	334,183	1,345,359	729,397	1,552,616
Unrealized gain on derivative	—	(319,000)	—	(1,318,900)

Changes in operating assets and liabilities
Accounts receivable	(1,111,861)	(123,728)	(1,209,429)	(244,638)
Inventory	34,220	111,814	(113,082)	488,163
Prepaid expenses, deposits and other assets	210,308	421,706	(116,029)	184,314
Other receivables	17,669	91,801	112,034	154,742
Due from related parties	1,053,472	109,306	966,157	148,248
Accounts payable	(1,105,163)	(735,616)	(1,719,345)	(2,149,182)
Accrued liabilities	(613,148)	214,361	(329,882)	7,515
Deferred revenue	(315,061)	(428,371)	(1,911,769)	(513,554)
Long-term liabilities	(18,681)	(74,672)	(21,360)	(148,726)
Due to related parties	(500)	114,425	8,849	(74,484)
Cash used in operating activities	(3,459,166)	(3,718,391)	(8,006,698)	(8,594,499)

INVESTING ACTIVITIES
Purchase of property, plant and equipment	(188,465)	(525,847)	(487,751)	(824,132)
Cash used in investing activities	(188,465)	(525,847)	(487,751)	(824,132)

FINANCING ACTIVITIES
Private placement, net	4,903,906	—	4,903,906	—
Proceeds from exercise of stock options	—	24,958	—	32,155
Cash provided by financing activities	4,903,906	24,958	4,903,906	32,155

Net increase (decrease) in cash and cash equivalents
during the period	1,256,275	(4,219,280)	(3,590,543)	(9,386,476)
Cash and cash equivalents, beginning of period	8,082,507	7,790,483	12,929,325	12,957,679
Cash and cash equivalents, end of period	9,338,782	3,571,203	9,338,782	3,571,203

See accompanying notes

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
Information as at June 30, 2011 and for the three and six months ended
June 30, 2011 and 2010 is unaudited

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

These financial statements were prepared in conformity with U.S. GAAP, which requires management to make certain estimates that affect the reported amounts in the interim unaudited consolidated financial statements, and the disclosures made in the accompanying notes. Despite the Company’s intention to establish accurate estimates and use reasonable assumptions, actual results may differ from these estimates.  All significant intercompany transactions and accounts have been eliminated on consolidation.

In the opinion of management, these interim unaudited consolidated financial statements contain all of the adjustments of a normal and recurring nature necessary to present fairly the Company’s financial position as at June 30, 2011 and December 31, 2010 and the results of operations and cash flows for the three and six months ended June 30, 2011 and 2010.

Revenue recognition

The Company, at the request of certain customers, enters into “bill and hold” arrangements.  The Company accounts for its bill and hold revenue arrangements consistent with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition,” and recognizes revenue when the risk of ownership has passed to the customer and a fixed commitment to purchase the goods is received.  The Company does not retain any specific performance obligations such that the earning process is not complete and ordered goods are segregated from the Company’s inventory and not available to fulfill other orders.  Inventory consists of finished goods.  For each of the three and six months ended June 30, 2011, the Company recognized $586,500 in revenue associated with these arrangements (three and six months ended June 30, 2010 - $414,000 and $586,500, respectively).

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
Information as at June 30, 2011 and for the three and six months ended
June 30, 2011 and 2010 is unaudited

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

Advertising

Advertising costs are expensed as incurred and totaled $274,262 and $444,591 for the three and six months ended June 30, 2011, respectively (three and six months ended June 30, 2010 - $341,593 and $588,185, respectively).

Comparative information

Certain prior period information was reclassified to conform with the current period’s presentation.

3.  Business Combinations

TransVideo International Ltd. (“TransVideo”)

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

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the date of acquisition:
As at October 1, 2010

Cash	$243,226
Other current assets	2,936,608
Property, plant and equipment	209,018
Intangible assets	2,123,000
Goodwill	4,701,076
Total assets	10,212,928
Current liabilities	(1,221,076)
Non-controlling interest	(476,211)
Net assets acquired	$8,515,641

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
Information as at June 30, 2011 and for the three and six months ended
June 30, 2011 and 2010 is unaudited

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

Pro forma

The results of operations for NeuLion and TransVideo have been included in the Company’s consolidated statements of operations since the completion of the acquisition on October 1, 2010.   The following unaudited pro forma financial information presents the combined results of NeuLion and TransVideo for the three and six month periods as if the acquisition had occurred at the beginning of 2010:

Unaudited Pro Forma

	Three months		Six months
	ended		ended
	June 30		June 30,
	2011	2010	2011	2010
	$	$	$	$
	(unaudited	(unaudited	(unaudited	(unaudited
	actual)	pro forma)	actual)	pro forma)

Total revenue	9,958,124	7,677,044	19,904,122	15,818,748
Cost of services revenue, exclusive of depreciation
and amortization shown separately below	(3,150,377)	(2,650,266)	(6,819,188)	(6,014,674)
Cost of equipment revenue	(826,326)	(707,032)	(1,137,888)	(1,258,557)
Selling, general and administrative expenses	(7,594,955)	(8,103,477)	(15,598,815)	(15,635,459)
Stock-based compensation	(334,183)	(1,345,359)	(729,397)	(1,552,616)
Depreciation and amortization	(1,378,592)	(1,414,039)	(2,824,011)	(2,820,845)
Operating loss	(3,326,309)	(6,543,129)	(7,205,177)	(11,463,403)
Net loss attributable to common stockholders	(2,890,576)	(6,194,847)	(7,051,532)	(10,127,450)
Net loss per weighted average number of shares
outstanding – basic and diluted	(0.02)	(0.04)	(0.05)	(0.07)

In determining the pro forma amounts above, the Company made adjustments to depreciation and amortization as a result of the revised fair values of tangible and intangible assets recorded as a result of the acquisition.

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
Information as at June 30, 2011 and for the three and six months ended
June 30, 2011 and 2010 is unaudited

4. Inventory

Inventory consists of the following:

	June 30,	December 31,
	2011	2010
	$	$

Raw materials	232,483	277,092
Finished goods	827,379	669,688
	1,059,862	946,780

5. Economic Dependence and Concentration of Credit Risk

As at June 30, 2011, two customers accounted for 40% of accounts receivable as follows: 29% and 11%.

For the three and six months ended June 30, 2011, one customer accounted for 14% of revenue.

There were no significant concentrations of accounts receivable or revenue in 2010.

6. Related Party Transactions

The Company has entered into certain transactions and agreements in the normal course of operations with related parties.  Significant related party transactions are as follows:

KyLinTV

KyLinTV is an IPTV company that is controlled by the Chairman of the Board of Directors of the Company.  On June 1, 2008, the Company entered into an agreement with KyLinTV to build and deliver the setup and back office operations for KyLinTV’s IPTV service.  The Company also provides and charges KyLinTV for administrative and general corporate support.  For each of the periods presented, the amounts earned for these administrative and general corporate services provided by the Company for the three and six months ended June 30, 2011 were $69,877 and $164,194, respectively (three and six months ended June 30, 2010 - $105,008 and $250,109, respectively).

New York Islanders Hockey Club, L.P. (“New York Islanders”)

The Company provides IT-related professional and administrative services to the New York Islanders, a professional ice hockey club that is owned by the Chairman of the Board of Directors of the Company.

Renaissance Property Associates, LLC (“Renaissance”)

Renaissance is a real estate management company owned by the Chairman of the Board of Directors of the Company.  In June 2009, the Company signed a sublease agreement with Renaissance for office space in Plainview, New York.  Rent expense paid by the Company to Renaissance of $102,733 and $205,466, inclusive of taxes and utilities, is included in selling, general and administrative expense for the three and six months ended June 30, 2011, respectively (three and six months ended June 30, 2010 - $102,333 and $205,960, respectively).

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
Information as at June 30, 2011 and for the three and six months ended
June 30, 2011 and 2010 is unaudited

Smile Train, Inc. (“Smile Train”)

The Company provides IT-related professional services to Smile Train, a public charity whose founder and significant benefactor is the Chairman of the Board of Directors of the Company.

The Company recognized revenue from related parties for the three and six months ended June 30, 2011 and 2010 as follows:

	Three months		Six months
	ended		ended
	June 30,		June 30,
	2011	2010	2011	2010
	$	$	$	$

New York Islanders	78,519	140,506	168,686	237,485
Renaissance	30,000	30,000	60,000	60,000
Smile Train	27,000	27,000	54,000	54,000
KyLinTV	873,753	490,290	1,484,300	967,503
	1,009,272	687,796	1,766,986	1,318,988

As at June 30, 2011 and December 31, 2010, the amounts due from (to) related parties are as follows:

	June 30,	December 31,
	2011	2010
	$	$

New York Islanders	461	(26)
Renaissance	—	70
KyLinTV	295,158	1,261,706
	295,619	1,261,750

7. Loss Per Share

Basic loss per share is computed by dividing net loss for the period by the weighted average number of shares of common stock outstanding for the period. Diluted loss per share is computed by dividing net loss for the period by the weighted average number of shares of common stock and dilutive potential shares of common stock outstanding.  For the three and six months ended June 30, 2011 and 2010, diluted earnings per share excludes the effect of potential shares of common stock, as their inclusion would be anti-dilutive due to the losses recorded by the Company.

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
Information as at June 30, 2011 and for the three and six months ended
June 30, 2011 and 2010 is unaudited

The following table summarizes the potential shares of common stock that were outstanding as at June 30, 2011 and 2010 but were not included in the computation of diluted loss per share as their effect would have been anti-dilutive:

	June 30,	June 30,
	2011	2010
	#	#

Stock options	16,460,853	11,948,354
Restricted share units	—	1,264
Stock appreciation rights	675,000	1,675,000
Warrants	8,625,000	19,697,500
Retention warrants	723,218	754,094
Restricted stock	2,500,000	—
Class 3 Preference Shares	17,176,818	—
Class 4 Preference Shares	10,912,265	—

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

9.  Stock Option and Stock-Based Compensation Plans

The following table shows the breakdown of total stock-based compensation expense included in the Company’s interim consolidated statement of operations:

	Three months		Six months
	ended		ended
	June 30,		June 30,
	2011	2010	2011	2010
	$	$	$	$

Stock options and warrants	291,738	1,315,540	547,791	1,510,646
Restricted share units	—	317	—	3,245
Stock appreciation rights	(49,593)	(31,638)	(52,764)	(78,168)
Directors’ compensation	33,875	50,000	54,492	93,250
Escrowed shares	—	11,140	—	23,643
Consultant compensation	(5,158)	—	53,236	—
Restricted stock	63,321	—	126,642	—
	334,183	1,345,359	729,397	1,552,616

 10. Segmented Information

The Company operates as one reportable segment to provide end-to-end enterprise-level IPTV and other professional services.  Substantially all of Company’s revenues originate from, and long-lived assets are located in, the United States.

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
Information as at June 30, 2011 and for the three and six months ended
June 30, 2011 and 2010 is unaudited

11. Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, “Income Taxes Recognition”.  There were no accrued interest or penalties associated with uncertain tax positions as of June 30, 2011 or December 31, 2010.

The Company’s effective tax rate is zero due to current year losses and the associated valuation allowance on the Company’s net operating losses.

12.  Redeemable Preferred Stock

The Company has 50,000,000 authorized shares of preferred stock, $0.01 par value per share, of which 17,176,818 shares have been designated as Class 3 Preference Shares and 10,912,265 have been designated as Class 4 Preference Shares.

Class 3 Preference Shares

On September 29, 2010, the Company issued 17,176,818 Class 3 Preference Shares, at a price of CDN$0.60 per share in a private offering, for aggregate gross proceeds of $10,000,000.  Expenses related to the share issuance were $245,662.  The principal terms of the Class 3 Preference Shares are as follows:

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

Redemption rights – At any time after five years from the date of issuance, the holders of a majority of the Class 3 Preference Shares may elect to have the Company redeem the Class 3 Preference Shares for an amount equal to CDN$0.60 per Class 3 Preference Share plus all accrued and unpaid dividends (the “Class 3 Redemption Amount”). At any time after five years from the date of issuance, the Company may, at its option, redeem the Class 3 Preference Shares for an amount equal to CDN$0.60 per Class 3 Preference Share plus all accrued and unpaid dividends.

On June 7, 2011, shareholders of the Company approved a resolution to amend the Company’s Certificate of Incorporation to change the Redemption Amount (as defined in the Certificate of Incorporation) of the Class 3 Preference Shares from CDN$0.60 to US$0.58218 per share, plus all accrued and unpaid dividends thereon.

Liquidation entitlement – In the event of any liquidation, dissolution or winding up of the Company, the holders of the Class 3 Preference Shares shall be entitled to receive, in preference to the holders of common stock, an amount equal to the aggregate Class 3 Redemption Amount.

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
Information as at June 30, 2011 and for the three and six months ended
June 30, 2011 and 2010 is unaudited

Other provisions – There will be proportional adjustments for stock splits, stock dividends, recapitalizations and the like.

Accounting for Class 3 Preference Shares

If certain criteria are met, companies must bifurcate conversion options from their host instruments and account for them as free-standing derivative instruments.  The Company has evaluated the conversion option on the Class 3 Preference Shares and determined that the embedded conversion option should not be bifurcated.  Additionally, the Company analyzed the conversion feature and determined that the effective conversion price was higher than the market price at the date of issuance; therefore, no beneficial conversion feature was recorded.  The Company has classified the Class 3 Preference Shares as temporary equity because they are redeemable upon the occurrence of an event that is not solely within the control of the issuer.  As noted above, the holders of the Class 3 Preference Shares may demand redemption at any time after five years from the date of issuance.  As the redemption amount was denominated in Canadian dollars, the Company re-measured the redeemable preferred stock amount recorded in the consolidated balance sheet each period, based on prevailing exchange rates.  The resulting adjustment, along with the accretion of the issuance costs, was recorded in stockholders’ equity.

As a result of the aforementioned change in the Class 3 Redemption Amount, from CDN$0.60 to US$0.58218 per share, the Company has adjusted the carrying amount of the Class 3 Preference Shares at June 30, 2011 to US$10 million.

Class 4 Preference Shares

On June 29, 2011, the Company issued 10,912,265 Class 4 Preference Shares, at a price of $0.4582 per share in a private offering, for aggregate gross proceeds of $5,000,000.  Expenses related to the share issuance were $96,094.  The principal terms of the Class 4 Preference Shares are as follows:

Voting rights – The Class 4 Preference Shares have voting rights (one vote per share) equal to those of the Company’s common stock.

Dividend rights – The Class 4 Preference Shares carry a fixed cumulative dividend at a rate of 8% per annum to be paid as and when declared by the Company’s Board of Directors.  Notwithstanding the foregoing, such dividends are automatically payable in cash upon a liquidation event or redemption by the Company for up to five years.

Conversion rights – The holders of the Class 4 Preference Shares have the right to convert any or all of their Class 4 Preference Shares, at the option of the holder, at any time, into common stock on a one for one basis.  In addition, the Class 4 Preference Shares will automatically be converted into common stock in the event that the holders of a majority of the outstanding Class 4 Preference Shares consent to such conversion.  In the event of conversion to common stock, declared and accrued, but unpaid, dividends shall be paid in shares of common stock based on a conversion price equal to the trading price of the common stock at the close of business on the last trading day prior to the date of conversion.

Redemption rights – At any time after five years from the date of issuance, the holders of a majority of the Class 4 Preference Shares may elect to have the Company redeem the Class 4 Preference Shares for an amount equal to $0.4582 per Class 4 Preference Share plus all declared and accrued, but unpaid dividends (the “Class 4 Redemption Amount”).  At any time after five years from the date of issuance, the Company may, at its option, redeem the Class 4 Preference Shares for an amount equal to $0.4582 per Class 4 Preference Share plus all accrued and unpaid dividends.

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
Information as at June 30, 2011 and for the three and six months ended
June 30, 2011 and 2010 is unaudited

Liquidation entitlement – In the event of any liquidation, dissolution or winding up of the Company, the holders of the Class 4 Preference Shares shall be entitled to automatically receive, in preference to the holders of common stock and Class 3 Preference Shares, an amount equal to the aggregate $0.4582 per Class 4 Preference Share plus all accrued and unpaid dividends.

Other provisions – There will be proportional adjustments for stock splits, stock dividends, recapitalizations and the like.

Accounting for Class 4 Preference Shares

If certain criteria are met, companies must bifurcate conversion options from their host instruments and account for them as free-standing derivative instruments.  The Company has evaluated the conversion option on the Class 4 Preference Shares and determined that the embedded conversion option should not be bifurcated.  Additionally, the Company analyzed the conversion feature and determined that the effective conversion price was higher than the market price at the date of issuance; therefore, no beneficial conversion feature was recorded.  The Company has classified the Class 4 Preference Shares as temporary equity because they are redeemable upon the occurrence of an event that is not solely within the control of the issuer.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis (“MD&A”) of the financial condition and results of operations of the Company should be read in conjunction with our unaudited consolidated financial statements and accompanying notes for the three and six months ended June 30, 2011 and 2010, which have been prepared in accordance with United States generally accepted accounting principles (“GAAP”).  All dollar amounts are in U.S. dollars (“US$” or “$”) unless stated otherwise.  As at August 5, 2011, the Bank of Canada noon rate for conversion of United States dollars to Canadian dollars (CDN$) was US$1 to CDN$0.9843.

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

Forward-looking statements involve significant risk, uncertainties and assumptions. Many factors could cause actual results, performance or achievements to differ materially from the results discussed or implied in the forward-looking statements. These factors should be considered carefully and readers should not place undue reliance on the forward-looking statements. Although the forward-looking statements contained in this MD&A are based upon what management believes to be reasonable assumptions, we cannot assure readers that actual results will be consistent with these forward-looking statements. These forward-looking statements are made as of the date of this MD&A and we assume no obligation to update or revise them to reflect new events or circumstances, except as required by law. Many factors could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements that may be expressed or implied by such forward-looking statements, including: our ability to integrate the operations of TransVideo with our own; our ability to increase revenue; general economic and market segment conditions; our customers’ subscriber levels; the financial health of our customers;  our ability to pursue and consummate acquisitions in a timely manner; our continued relationships with our customers; our ability to negotiate favorable terms for contract renewals; competitor activity; product capability and acceptance rates; technology changes; foreign exchange risk; interest rate risk; and credit risk.  A more detailed assessment of the risks that could cause actual results to materially differ from current expectations is contained in Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2010 available on www.sec.gov and www.sedar.com.

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

Overall Performance – Three months ended June 30, 2011 vs three months ended June 30, 2010

Highlights

➢	Services Revenue, which is our recurring revenue stream, increased by $2.1 million, or 32%, as compared to the prior period.

➢	Cost of Services Revenue, exclusive of depreciation and amortization, as a percentage of Services Revenue, decreased by 4%, as compared to the prior period.

➢	Non-GAAP Adjusted EBITDA (as defined below) improved by $1.8 million, or 53%, as compared to the prior period.

Overview

Revenue for the three months ended June 30, 2011 was $10.0 million, an increase of $2.7 million, or 37%, from $7.3 million for the three months ended June 30, 2010.  The revenue growth was due to the following:

•	organic growth of $2.3 million; and
•	revenue from TransVideo of $0.4 million.

The organic revenue growth of $2.3 million was due to an increase in our services revenue of $2.1 million and increase in our equipment revenue of $0.2 million.

Our net loss attributable to common stockholders for the three months ended June 30, 2011 was $2.9 million, or a loss of $0.02 per basic and diluted share of common stock, compared with a net loss of $5.7 million, or a loss of $0.05 per basic and diluted share of common stock, for the three months ended June 30, 2010.  The improvement in net loss attributable to common stockholders of $2.8 million, or 49%, was due to the following:

•	an increase in total revenue of $2.7 million;
•	a decrease in stock-based compensation of $1.0 million (non-cash item); and
•	an adjustment to the carrying amount of Class 3 Preference Shares of $0.4 million for the three months ended June 30, 2011 (non-cash item).

offset by the following:

•	an increase in cost of revenue, exclusive of depreciation and amortization of $0.8 million;

•	an increase in selling, general and administrative expenses, excluding stock-based compensation of $0.1 million;
•	an increase in depreciation and amortization of $0.1 million (non-cash item); and
•	an unrealized gain on derivative of $0.3 million for the three months ended June 30, 2010 (non-cash item).

Our non-GAAP Adjusted EBITDA loss (as defined below) was $1.6 million for the three months ended June 30, 2011, compared with $3.4 million for the three months ended June 30, 2010.  The improvement in non-GAAP Adjusted EBITDA loss was due to the impact of the items noted in the net loss discussion above.

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

The reconciliation from consolidated net loss to non-GAAP Adjusted EBITDA loss is as follows:

	Three months ended,
	June 30,
	2011	2010
	$	$

Net loss	(3,323,196)	(5,731,101)

Depreciation and amortization	1,378,592	1,285,325
Stock-based compensation	334,183	1,345,359
Unrealized gain on derivative	0	(319,000)
Investment income and foreign exchange gain/loss	(3,113)	(29,282)

Non-GAAP Adjusted EBITDA loss	(1,613,534)	(3,448,699)

Overall Performance – Six months ended June 30, 2011 vs six months ended June 30, 2010

Highlights

➢	Services Revenue, which is our recurring revenue stream, increased by $4.2 million, or 30%, as compared to the prior period.

➢	Cost of Services Revenue, exclusive of depreciation and amortization, as a percentage of Services Revenue, decreased by 5%, as compared to the prior period.

➢	Non-GAAP Adjusted EBITDA (as defined below) improved by $2.8 million, or 43%, as compared to the prior period.

Overview

Revenue for six months ended June 30, 2011 was $19.9 million, an increase of $4.8 million, or 32%, from $15.1 million for the six months ended June 30, 2010.  The revenue growth was due to the following:

•	organic growth of $4.2 million; and
•	revenue from TransVideo of $0.6 million.

The organic revenue growth of $4.2 million was due to an increase in our services revenue.

Our net loss attributable to common stockholders for the six months ended June 30, 2011 was $7.0 million, or a loss of $0.05 per basic and diluted share of common stock, compared with a net loss of $9.2 million, or a loss of $0.08 per basic and diluted share of common stock, for the six months ended June 30, 2010.  The improvement in net loss attributable to common stockholders of $2.2 million, or 24%, was due to the following:

•	an increase in total revenue of $4.8 million;
•	a decrease in stock-based compensation of $0.8 million (non-cash item); and
•	an adjustment to the carrying amount of Class 3 Preference Shares of $0.2 million for the six months ended June 30, 2011 (non-cash item).

offset by the following:

•	an increase in cost of revenue, exclusive of depreciation and amortization of $1.0 million;
•	an increase in selling, general and administrative expenses, excluding stock-based compensation of $1.0 million;
•	an increase in depreciation and amortization of $0.3 million (non-cash item); and
•	an unrealized gain on derivative of $1.3 million for the six months ended June 30, 2010 (non-cash item).

Our non-GAAP Adjusted EBITDA loss was $3.7 million for the six months ended June 30, 2011, compared with $6.4 million for the six months ended June 30, 2010.  The improvement in non-GAAP Adjusted EBITDA loss was due to the impact of the items noted in the net loss discussion above.

The reconciliation from consolidated net loss to non-GAAP Adjusted EBITDA loss is as follows:

	Six months ended,
	June 30,
	2011	2010
	$	$

Net loss	(7,226,250)	(9,242,903)

Depreciation and amortization	2,824,011	2,562,290
Stock-based compensation	729,397	1,552,616
Unrealized gain on derivative	0	(1,318,900)
Investment income and foreign exchange loss	21,073	(2,059)

Non-GAAP Adjusted EBITDA loss	(3,651,769)	(6,448,956)

OPERATIONS

Revenue

We earn revenue in two broad categories:

(i)           Services revenue, which includes:

•	Subscriber revenue, which consists primarily of subscription, pay-per view and operations fees revenues and is recognized over the period of service or usage;

•	eCommerce revenue, which consists of advertising, merchandise, donor and ticketing revenues and is recognized as the service is performed; and

•	Technology revenue, which consists of set-up and transcoder revenue and is recognized over the life of the contract.

(ii)
Equipment revenue, which consists of the sale and rental of set top boxes (“STBs”) to content partners and/or end users and is recognized when title to an STB passes to the customer.  Shipping revenue is included in equipment revenue.

Cost and Expenses

Cost of services revenue

Cost of services revenue primarily consists of:

●	Cost of subscriber revenue, which consists of:
•	royalty payments;
•	network operating costs;
•	bandwidth usage fees; and
•	colocation fees.

●	Cost of eCommerce revenue, which consists of:
•	merchandising, donor and ticketing revenues, which have minimal associated costs as revenue is booked on a net basis; and
•	cost of advertising revenue, which is subject to revenue shares with the content provider.

●	Cost of technology revenue, which consists of:
•	transcoder licenses purchased from third parties; and
•	maintenance costs for transcoders.

Cost of equipment revenue

Cost of equipment revenue primarily consists of purchases of STB products and parts for resale to customers.  Shipping costs are included in cost of equipment revenue.

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

•
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

RESULTS OF OPERATIONS

Comparison of Three Months Ended June 30, 2011 to Three Months Ended June 30, 2010

Our consolidated financial statements for the three months ended June 30, 2011 and 2010 have been prepared in accordance with U.S. GAAP.

(Unaudited)

	2011	2010	Change
	$	$	%
Revenue
Services revenue	8,813,595	6,692,792	32%
Equipment revenue	1,144,529	565,943	102%
Total Revenue	9,958,124	7,258,735	37%

Costs and expenses
Cost of services revenue, exclusive of depreciation
and amortization shown separately below	3,150,377	2,650,266	19%
Cost of equipment revenue	826,326	540,192	53%
Selling, general and administrative, including
stock-based compensation	7,929,138	8,862,335	-11%
Depreciation and amortization	1,378,592	1,285,325	7%
	13,284,433	13,338,118	0%
Operating loss	(3,326,309)	(6,079,383)	-45%

Other income (expense)
Unrealized gain on derivative	-	319,000	-
Gain (loss) on foreign exchange	(3,796)	20,176	-119%
Investment income	6,909	9,106	-24%
	3,113	348,282	-99%
Net and comprehensive loss	(3,323,196)	(5,731,101)	-42%
Net loss attributable to non-controlling interest	11,731	-	-
Net loss attributable to controlling interest	(3,311,465)	(5,731,101)	-42%
Adjustment to the carrying amount of redeemable preferred stock	420,889	-	-
Net and comprehensive loss attributable to NeuLion, Inc. common stockholders	(2,890,576)	(5,731,101)	-50%

Revenue

Services revenue

Services revenue includes revenue from subscribers, eCommerce and technology services.  Services revenue increased from $6.7 million for the three months ended June 30, 2010 to $8.8 million for the three months ended June 30, 2011.  The $2.1 million increase was due to organic growth.  The organic growth was a result of $0.3 million of revenue from new customers coupled with $1.8 million from existing customers.

Subscriber revenue increased from $4.5 million for the three months ended June 30, 2010 to $5.6 million for the three months ended June 30, 2011.  The $1.1 million increase was due to organic growth.  The organic growth was a result of $0.1 million of revenue from new customers coupled with $1.0 million from existing customers.

eCommerce revenue decreased from $0.8 million for the three months ended June 30, 2010 to $0.7 million for the three months ended June 30, 2011.  The $0.1 million decrease was a result of a decrease in merchandising revenue.

Technology revenue increased from $1.4 million for the three months ended June 30, 2010 to $2.5 million for the three months ended June 30, 2011.  The $1.1 million increase was due to organic growth.  The organic growth was a result of $0.2 million of revenue from new customers coupled with $0.9 million from existing customers.

Equipment revenue

Equipment revenue increased from $0.6 million for the three months ended June 30, 2010 to $1.2 million for the three months ended June 30, 2011.  The $0.6 million increase was a result of $0.4 million in revenue from TransVideo and $0.2 million from organic growth.  The organic growth of $0.2 million was due to an increase in purchases from an existing customer.

Costs and Expenses

Cost of services revenue

Cost of services revenue increased from $2.7 million for the three months ended June 30, 2010 to $3.2 million for the three months ended June 30, 2011.  Cost of services revenue as a percentage of services revenue decreased from 40% for the three months ended June 30, 2010 to 36% for the three months ended June 30, 2011.  The 4% improvement (as a percentage of services revenue) primarily relates to negotiated lower rates on bandwidth costs.

Cost of equipment revenue

Cost of equipment revenue increased from $0.5 million for the three months ended June 30, 2010 to $0.8 million for the three months ended June 30, 2011.  Cost of equipment revenue as a percentage of equipment revenue decreased from 95% for the three months ended June 30, 2010 to 72% for the three months ended June 30, 2011.  The 23% improvement (as a percentage of equipment revenue) was a result of purchasing STBs at a cheaper cost that occurred upon the acquisition of TransVideo.

Selling, general and administrative expenses, including stock-based compensation

Selling, general and administrative expenses, including stock-based compensation, decreased from $8.9 million for the three months ended June 30, 2010 to $7.9 million for the three months ended June 30, 2011.  The total decrease of $1.0 million was due to an organic decrease of $1.4 million and an increase of $0.4 million from TransVideo.  The individual variances are as follows:

•
Wages and benefits increased from $5.0 million for the three months ended June 30, 2010 to $5.8 million for the three months ended June 30, 2011.  Wages and benefits were $0.3 million for TransVideo.  The organic increase of $0.5 million was due to an increase in employees.

•
Stock-based compensation expense decreased from $1.3 million for the three months ended June 30, 2010 to $0.3 million for the three months ended June 30, 2011.  The decrease was a result of a modification of 5,000,000 incentive warrants which resulted in an expense of $1.1 million in the prior period offset by additional compensation relating to a consultant’s fees and restricted stock.

•	Marketing expenses were $0.3 million for the three months ended June 30, 2010 and 2011.

•
Professional fees decreased from $1.0 million for the three months ended June 30, 2010 to $0.5 million for the three months ended June 30, 2011.  The decrease was a result of legal and valuation services incurred on the acquisition of TransVideo in the prior period.

•
Other SG&A expenses decreased from $1.3 million for the three months ended June 30, 2010 to $1.0 million for the three months ended June 30, 2011.  The $0.3 million decrease was primarily due to a decrease in bank and processing fees.

Depreciation and amortization

Depreciation and amortization increased from $1.3 million for the three months ended June 30, 2010 to $1.4 million for the three months ended June 30, 2011.   The $0.1 million increase was due to the amortization of TransVideo’s acquired fixed and intangible assets.

Unrealized gain on derivative

Unrealized gain on derivative decreased from a gain of $0.3 million for the three months ended June 30, 2010 to $0 for the three months ended June 30, 2011.   We adopted ASC 815-40 effective January 1, 2009, which required us to record at fair value all Convertible Securities denominated in a currency other than our functional currency.

These warrants were recorded at their relative fair values at issuance, determined using the Black-Scholes-Merton model.  Any change in value between reporting periods was recorded as other income (expense).

These warrants expired on October 20, 2010.

Comparison of Six Months Ended June 30, 2011 to Six Months Ended June 30, 2010

Our consolidated financial statements for the six months ended June 30, 2011 and 2010 have been prepared in accordance with U.S. GAAP.

(Unaudited)

	2011	2010	Change
	$	$	%
Revenue
Services revenue	18,377,525	14,155,691	30%
Equipment revenue	1,526,597	947,539	61%
Total Revenue	19,904,122	15,103,230	32%

Costs and expenses
Cost of services revenue, exclusive of depreciation
and amortization shown separately below	6,819,188	6,014,674	13%
Cost of equipment revenue	1,137,888	894,881	27%
Selling, general and administrative, including
stock-based compensation	16,328,212	16,195,247	1%
Depreciation and amortization	2,824,011	2,562,290	10%
	27,109,299	25,667,092	6%
Operating loss	(7,205,177)	(10,563,862)	-32%

Other income (expense)
Unrealized gain on derivative	-	1,318,900	-
Loss on foreign exchange	(41,892)	(28,952)	45%
Investment income	20,819	31,011	-33%
	(21,073)	1,320,959	-102%
Net and comprehensive loss	(7,226,250)	(9,242,903)	-22%
Net loss attributable to non-controlling interest	21,485	-	-
Net loss attributable to controlling interest	(7,204,765)	(9,242,903)	-22%
Adjustment to the carrying amount of redeemable preferred stock	153,233	-	-
Net and comprehensive loss attributable to NeuLion, Inc. common stockholders	(7,051,532)	(9,242,903)	-24%

Revenue

Services revenue

Services revenue includes revenue from subscribers, eCommerce and technology services.  Services revenue increased from $14.2 million for the six months ended June 30, 2010 to $18.4 million for the six months ended June 30, 2011.  The $4.2 million increase was due to organic growth.  The organic growth was a result of $0.6 million of revenue from new customers coupled with $3.6 million from existing customers.

Subscriber revenue increased from $9.5 million for the six months ended June 30, 2010 to $11.8 million for the six months ended June 30, 2011.  The $2.3 million increase was due to organic growth.  The organic growth was a result of $0.3 million of revenue from new customers coupled with $2.0 million from existing customers.

eCommerce revenue decreased from $1.8 million for the six months ended June 30, 2010 to $1.6 million for the 6 months ended June 30, 2011.  The $0.2 million decrease was a result of a decrease in merchandising revenue.

Technology revenue increased from $2.9 million for the six months ended June 30, 2010 to $5.0 million for the six months ended June 30, 2011.  The $2.1 million increase was due to organic growth.  The organic growth was a result of $0.3 million of revenue from new customers coupled with $1.8 million from existing customers.

Equipment revenue

Equipment revenue increased from $0.9 million for the six months ended June 30, 2010 to $1.5 million for the six months ended June 30, 2011.   The $0.6 million increase was due to revenue from TransVideo.

Costs and Expenses

Cost of services revenue

Cost of services revenue increased from $6.0 million for the six months ended June 30, 2010 to $6.8 million for the six months ended June 30, 2011.  Cost of services revenue as a percentage of services revenue decreased from 42% for the six months ended June 30, 2010 to 37% for the six months ended June 30, 2011.  The 5% improvement (as a percentage of services revenue) primarily relates to negotiated lower rates on bandwidth costs.

Cost of equipment revenue

Cost of equipment revenue increased from $0.9 million for the six months ended June 30, 2010 to $1.1 million for the six months ended June 30, 2011.  Cost of equipment revenue as a percentage of equipment revenue decreased from 94% for the six months ended June 30, 2010 to 75% for the six months ended June 30, 2011.  The 19% improvement (as a percentage of equipment revenue) was a result of purchasing STBs at a cheaper cost that occurred upon the acquisition of TransVideo.

Selling, general and administrative expenses, including stock-based compensation

Selling, general and administrative expenses, including stock-based compensation, increased from $16.2 million for the six months ended June 30, 2010 to $16.3 million for the six months ended June 30, 2011.  The total increase of $0.1 million was due to an organic decrease of $0.8 million and an increase of $0.9 million from TransVideo.  The individual variances are as follows:

•
Wages and benefits increased from $10.3 million for the six months ended June 30, 2010 to $11.7 million for the six months ended June 30, 2011.  Wages and benefits were $0.6 million for TransVideo.  The organic increase of $0.8 million was due to an increase in employees.

•
Stock-based compensation expense decreased from $1.6 million for the six months ended June 30, 2010 to $0.7 million for the six months ended June 30, 2011.  The decrease of $0.9 was a result of a modification of 5,000,000 incentive warrants which resulted in an expense of $1.1 million in the prior period offset by additional compensation relating to a consultant’s fees and restricted stock.

•
Marketing expenses decreased from $0.6 million for the six months ended June 30, 2010 to $0.4 million for the six months ended June 30, 2011.  The decrease was the result of marketing expenses incurred for our subsidiary Talfazat in the prior period.

•
Professional fees decreased from $1.4 million for the six months ended June 30, 2010 to $0.9 million for the six months ended June 30, 2011.  The decrease was a result of legal and valuation services incurred on the acquisition of TransVideo in the prior period.

•
Other SG&A expenses increased from $2.3 million for the six months ended June 30, 2010 to $2.6 million for the six months ended June 30, 2011.  TransVideo comprised $0.3 million of the total other SG&A expenses increase for the period.

Depreciation and amortization

Depreciation and amortization increased from $2.6 million for the six months ended June 30, 2010 to $2.8 million for the six months ended June 30, 2011.   The $0.2 million increase was due to the amortization of TransVideo’s acquired fixed and intangible assets.

Unrealized gain on derivative

Unrealized gain on derivative decreased from a gain of $1.3 million for the six months ended June 30, 2010 to $0 for the six months ended June 30, 2011.   We adopted ASC 815-40 effective January 1, 2009, which required us to record at fair value all Convertible Securities denominated in a currency other than our functional currency.

These warrants were recorded at their relative fair values at issuance, determined using the Black-Scholes-Merton model.  Any change in value between reporting periods was recorded as other income (expense).

These warrants expired on October 20, 2010.

LIQUIDITY AND CAPITAL RESOURCES

Our cash position was $9.3 million at June 30, 2011.  During the six month period ended June 30, 2011, we used $8.0 million to fund operations, which included changes in operating assets and liabilities of $4.3 million.  Additionally, we spent $0.5 million to purchase fixed assets and received net proceeds of $4.9 million from a private placement of Class 4 Preference Shares.

As of June 30, 2011, our principal sources of liquidity included cash and cash equivalents of $9.3 million and trade accounts receivable of $3.6 million.  We closed a $5.0 million private placement of our Class 4 Preference Shares on June 29, 2011; we intend to use these funds for general working capital purposes.  We continue to closely monitor our cash balances to ensure that we have sufficient cash on hand to meet our operating needs.  Management believes that we have sufficient liquidity to meet our operating cash, working capital and capital expenditure requirements for the next twelve months.

At June 30, 2011, approximately 69% of our cash and cash equivalents were held in accounts with a U.S. bank that received an BBB+ rating from Standard and Poor’s and an A3 rating from Moody’s, and 10% of our cash and cash equivalents were held in bank accounts with two of the top five Canadian commercial banks.  We believe that these U.S. and Canadian financial institutions are secure notwithstanding the current global economy and that we will be able to access the remaining balance of bank deposits.  Our investment policy is to invest in low-risk short-term investments, which are primarily term deposits.  We have not had a history of any defaults on these term deposits, nor do we expect any in the future given the short term to maturity of these investments.

Our business as currently operated is still in its early stages, with only a few years of operating history.  In 2006, our business model evolved from providing professional information technology services and international programming to providing end-to-end IPTV services for a wide range of professional and collegiate sports properties, entertainment networks and international clients.  From our inception, we have incurred substantial net losses and have an accumulated deficit of $68.2 million; management expects these losses to continue in the short term.  We continue to review our operating structure to maximize revenue opportunities, further reduce costs and achieve profitability.  Based on our current business plan and internal forecasts, and considering the risks that are present in the current global economy, we believe that our cash on hand will be sufficient to meet our operating cash, working capital and capital expenditure requirements for the next twelve months.  However, we will require expenditures of significant funds for marketing, building our subscriber management systems, programming and website development, maintaining adequate video streaming and database software, pursuing and maintaining channel distribution agreements with our channel partners, fees relating to acquiring and maintaining Internet streaming rights to our content and the construction and maintenance of our delivery infrastructure and office facilities.  Cash from operations could be affected by various risks and uncertainties, including, but not limited to, the risks detailed herein or incorporated by reference in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 in Item 1A, “Risk Factors.”  If our actual cash needs are greater than forecasted and if cash on hand is insufficient to meet our operating cash, working capital and capital expenditure requirements for the next twelve months, we will require outside capital in addition to cash flow from operations in order to fund our business.  Our short operating history, our current lack of profitability and the prolonged upheaval in the capital markets could each or all be factors that might negatively impact our ability to obtain outside capital on reasonable terms, or at all.  If we were ever unable to obtain needed capital, we would reevaluate and reprioritize our planned capital expenditures and operating activities.  We cannot assure you that we will ultimately be able to generate sufficient revenue or reduce our costs in the anticipated time frame to become profitable and have sustainable net positive cash flows.

Working Capital Requirements

Our net working capital at June 30, 2011 was $2.2 million, a increase of $0.8 million from the December 31, 2010 net working capital of $1.4 million.  Included in current liabilities at June 30, 2011 and December 31, 2010 are approximately $4.5 million and $6.4 million, respectively, of liabilities (deferred revenue) that we do not anticipate settling in cash.  Excluding these liabilities, our working capital ratios at June 30, 2011 and December 31, 2010 were 1.76 and 1.72, respectively.

The change in working capital was primarily due to a decrease in current assets and current liabilities of $3.2 million and $4.0 million, respectively.

Current assets at June 30, 2011 were $15.6 million, a decrease of $3.2 million from the December 31, 2010 balance of $18.8 million.  The decrease was primarily due to a $3.6 million decrease in cash and cash equivalents.

Current liabilities at June 30, 2011 were $13.4 million, a decrease of $4.0 million from the December 31, 2010 balance of $17.4 million.  The change was due to a decrease in deferred revenue of $1.9 million and a decrease in accounts payable of $1.7 million.

Cash Flows

Summary Balance Sheet Data:

	June 30,	December 31,
	2011	2010
	$	$
Current Assets
Cash and cash equivalents	9,338,782	12,929,325
Accounts receivable, net	3,566,272	2,356,843
Other receivables	184,120	296,154
Inventory	1,059,862	946,780
Prepaid expenses and deposits	1,112,498	1,014,703
Due from related parties	295,619	1,261,776
Total Current Assets	15,557,153	18,805,581

Current Liabilities
Accounts payable	3,691,809	5,504,489
Accrued liabilities	5,150,781	5,431,217
Due to related parties	-	26
Deferred revenue	4,527,985	6,432,445
Total Current Liabilities	13,370,575	17,368,177

Working Capital Ratio	1.16	1.08

Comparative Summarized Cash Flows

	Three months ended		Six months ended
	June 30		June 30
	2011	2010	2011	2010
	$	$	$	$

Cash used in operating activities	(3,459,166)	(3,718,391)	(8,006,698)	(8,594,499)
Cash used in investing activities	(188,645)	(525,847)	(487,751)	(824,132)
Cash provided by financing activities	4,903,906	24,958	4,903,906	32,155

Operating activities

Cash used in operating activities for the six months ended June 30, 2011 was $8.0 million.  Changes in net cash used in operating activities reflect the consolidated net loss of $7.2 million for the period, less:

•	non-cash items in the amount of $3.5 million, related to stock-based compensation and depreciation and amortization; and

•	changes in operating assets and liabilities of $4.3 million.

Investing activities

Cash used in investing activities for the six months ended June 30, 2011 was $0.5 million.  These funds were used to purchase fixed assets.

Financing activities

Cash provided by financing activities was $4.9 million for the six months ended June 30, 2011. These funds were received from a private placement of Class 4 Preference Shares.

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

Off Balance Sheet Arrangements

The Company did not have any off balance sheet arrangements as of June 30, 2011.

Item 3.                  Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 4.                  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, our management, including our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”).  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2011.

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

PART II. OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

1.           On June 20, 2011, the Company issued shares of common stock, without registration under the Securities Act of 1933, as amended (the “Securities Act”), to non-management directors pursuant to the Company’s Directors’ Compensation Plan as compensation for their services for the first half of 2011 in the following aggregate amounts:

John R. Anderson	35,156
Gabriel A. Battista	21,875
Shirley Strum Kenny	59,375
David Kronfeld	56,250
Charles B. Wang	59,375
Total	232,031

The aggregate value of the 232,031 shares of common stock issued to Dr. Kenny and Messrs. Anderson, Battista, Kronfeld and Wang was $74,250 on the date of issuance. The Company sold these shares pursuant to the exemption from registration set forth in Section 4(2) of the Securities Act and Regulation D promulgated there under. This issuance qualified for exemption from registration under the Securities Act because (i) each of the directors was an accredited investor at the time of the sale, (ii) the Company did not engage in any general solicitation or advertising in connection with the sale, and (iii) each of the directors received restricted securities.

2.           On June 20, 2011, the Company issued 305,753 shares of common stock, without registration under the Securities Act, to a consultant of the Company residing within the United States pursuant to a consulting agreement.  The aggregate value attributable of the 305,753 shares of common stock was $97,841 on the date of issuance.  The Company issued the shares of common stock to the consultant in reliance on the exemption from the registration of the Securities Act afforded by Section 4(2) of the Securities Act. Note: Rule 701 is only available to issuers that are not subject to the reporting requirements of section 13 or 15(d) of the Exchange Act.

Information regarding other securities sold by us but not registered under the Securities Act during the period ended June 30, 2011 has been included in our Current Report on Form 8-K filed with the SEC on July 1, 2011.

Item 6.  Exhibits

 (b)   Exhibits

The exhibits listed below are filed as part of this report.

Exhibit No.		Description

3.1.1
Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 9, 2011)

3.1.2
Certificate of Designation of Class 4 Preference Shares (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 1, 2011)

10.1
Subscription Agreement dated as of June 29, 2011 between NeuLion, Inc. and JK&B Capital V Special Opportunity Fund, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 1, 2011)

10.2
Subscription Agreement dated as of June 29, 2011 between NeuLion, Inc. and JK&B Capital V, L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 1, 2011)

10.3
Registration Rights Agreement dated June 29, 2011 among JK&B Capital V Special Opportunity Fund, L.P., JK&B Capital V, L.P. and NeuLion, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 1, 2011)

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

NEULION, INC.

Date: August 11, 2011	/s/ Nancy Li
Name: Nancy Li
Title: Chief Executive Officer

Date: August 11, 2011	/s/ Arthur J. McCarthy
Name: Arthur J. McCarthy
Title: Chief Financial Officer