Form 10-Q/A
period 2011-06-30
NEULION, INC.
filed 2011-08-23
CIK 1387713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

As of August 10, 2011, there were 139,868,063 shares of the registrant’s Common Stock, $0.01 par value, outstanding.

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to NeuLion, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, filed with the Securities and Exchange Commission on August 11, 2011 (the “Form 10-Q”), is to furnish Exhibit 101 in accordance with Rule 405 of Regulation S-T.  Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q.  This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

PART II. OTHER INFORMATION

Item 6.  Exhibits

(b)   Exhibits

The exhibits listed below are filed or furnished, as the case may be, as part of this report.

Exhibit No.	Description

3.1.1 *
Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 9, 2011)

3.1.2 *
Certificate of Designation of Class 4 Preference Shares (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 1, 2011)

10.1 *
Subscription Agreement dated as of June 29, 2011 between NeuLion, Inc. and JK&B Capital V Special Opportunity Fund, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 1, 2011)

10.2 *
Subscription Agreement dated as of June 29, 2011 between NeuLion, Inc. and JK&B Capital V, L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 1, 2011)

10.3 *
Registration Rights Agreement dated June 29, 2011 among JK&B Capital V Special Opportunity Fund, L.P., JK&B Capital V, L.P. and NeuLion, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 1, 2011)

31.1 *	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*
These exhibits were previously filed as exhibits to NeuLion, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, filed with the Securities and Exchange Commission on August 11, 2011.

**
Furnished herewith.  As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

NEULION, INC.

Date: August 23, 2011	/s/ Nancy Li
Name: Nancy Li
Title: Chief Executive Officer

Date: August 23, 2011	/s/ Arthur J. McCarthy
Name: Arthur J. McCarthy
Title: Chief Financial Officer