Form 10-Q
period 2011-09-30
NEULION, INC.
filed 2011-11-10
CIK 1387713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

As of November 9, 2011, there were 140,012,310 shares of the registrant’s Common Stock, $0.01 par value, outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.      Financial Statements

NEULION, INC.

CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. dollars, unless otherwise noted)

	September 30,	December 31,
	2011	2010
	(unaudited)
	$	$

ASSETS
Current
Cash and cash equivalents	12,292,632	12,929,325
Accounts receivable, net of allowance for doubtful accounts of $86,964 and $60,555,
respectively	3,775,260	2,356,843
Other receivables	294,343	296,154
Inventory (note 4)	811,244	946,780
Prepaid expenses and deposits	1,428,481	1,014,703
Due from related parties (note 6)	490,348	1,261,776
Total current assets	19,092,308	18,805,581
Property, plant and equipment, net	4,481,018	5,119,422
Intangible assets, net	7,260,833	9,283,151
Goodwill	11,240,432	11,240,432
Other assets	323,657	259,497
Total assets	42,398,248	44,708,083

LIABILITIES AND EQUITY
Current
Accounts payable	9,937,989	5,504,489
Accrued liabilities	5,699,928	5,431,217
Due to related parties (note 6)	15,939	26
Deferred revenue	5,126,797	6,432,445
Total current liabilities	20,780,653	17,368,177
Long-term deferred revenue	665,046	548,309
Other long-term liabilities	449,908	495,275
Total liabilities	21,895,607	18,411,761

Redeemable preferred stock, net (note 12)
Class 3 Preference Shares (par value: $0.01; authorized: 17,176,818; issued and
outstanding: 17,176,818)	10,000,000	10,128,667
Class 4 Preference Shares (par value: $0.01; authorized; 10,912,265; issued and
outstanding: 10,912,265)	4,849,546	—
Total redeemable preferred stock	14,849,546	10,128,667

NeuLion, Inc. stockholders' equity
Common stock (par value: $0.01; authorized: 300,000,000; issued and outstanding:
139,868,063 and 139,180,279, respectively)	1,398,680	1,391,802
Additional paid-in capital	76,844,110	75,480,756
Promissory notes receivable	(209,250)	(209,250)
Accumulated deficit	(72,380,445)	(60,963,093)
Total NeuLion, Inc. stockholders’ equity	5,653,095	15,700,215
Non-controlling interest (note 2)	—	467,440
Total equity	5,653,095	16,167,655
Total liabilities and equity	42,398,248	44,708,083

See accompanying notes

NEULION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS
(unaudited)
(Expressed in U.S. dollars, unless otherwise noted)

	Three months		Nine months
	ended		ended
	September 30,		September 30,
	2011	2010	2011	2010
	$	$	$	$

Revenue
Services revenue	8,225,017	6,718,427	26,602,541	20,874,118
Equipment revenue	877,169	230,236	2,403,767	1,177,775
	9,102,186	6,948,663	29,006,308	22,051,893

Costs and expenses
Cost of services revenue, exclusive of depreciation and
amortization shown separately below	3,257,089	2,698,350	10,076,277	8,713,024
Cost of equipment revenue	681,427	229,377	1,819,315	1,124,258
Selling, general and administrative, including
stock-based compensation (note 9)	7,953,577	7,799,741	24,281,788	23,994,988
Depreciation and amortization	1,348,590	1,221,814	4,172,602	3,784,104
	13,240,683	11,949,282	40,349,982	37,616,374
Operating loss	(4,138,497)	(5,000,619)	(11,343,674)	(15,564,481)

Other income (expense)
Unrealized gain on derivative (note 13)	—	70,400	—	1,389,300
Gain (loss) on foreign exchange	15,919	(40,297)	(25,973)	(69,250)
Investment income	7,196	3,268	28,015	34,280
Loss on dissolution of majority-owned subsidiary	(97,205)	—	(97,205)	—
	(74,090)	33,371	(95,163)	1,354,330
Net and comprehensive loss	(4,212,587)	(4,967,248)	(11,438,837)	(14,210,151)
Net loss attributable to non-controlling interest	—	—	21,485	—
Net and comprehensive loss attributable to controlling interest	(4,212,587)	(4,967,248)	(11,417,352)	(14,210,151)
Adjustment to the carrying amount of redeemable preferred stock	—	—	153,233	—
Net and comprehensive loss attributable to NeuLion, Inc.
common stockholders	(4,212,587)	(4,967,248)	(11,264,119)	(14,210,151)

Net loss per weighted average number of shares
outstanding - basic and diluted (note 7)	$(0.03)	$(0.04)	$(0.08)	$(0.12)

Weighted average number of shares
outstanding - basic and diluted (note 7)	139,868,063	116,980,017	139,487,253	116,837,174

See accompanying notes

NEULION, INC.

CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)
(Expressed in U.S. dollars, unless otherwise noted)

						Non-
			Additional	Promissory	Accumulated	controlling	Total
	Common stock		paid-in capital	notes	deficit	interest	equity
	#	$	$	$	$	$	$

Balance, December 31, 2010	139,180,279	1,391,802	75,480,756	(209,250)	(60,963,093)	467,440	16,167,655

Accretion of issuance costs
on Class 3 Preference Shares	—	—	(24,566)	—	—	—	(24,566)
Adjustment to the carrying
amount of Class 3
Preference Shares	—	—	153,233	—	—	—	153,233
Stock-based compensation:
Issuance of common stock
under Directors’
Compensation Plan	382,031	3,820	—	—	—	—	3,820
Issuance of common stock
to consultant for services	305,753	3,058	—	—	—	—	3,058
Stock options, warrants
and other compensation	—	—	1,234,687	—	—	—	1,234,687
Dissolution of majority-owned
subsidiary	—	—	—	—	—	(445,955)	(445,955)
Net loss	—	—	—	—	(11,417,352)	(21,485)	(11,438,837)
Balance, September 30, 2011	139,868,063	1,398,680	76,844,110	(209,250)	(72,380,445)	—	5,653,095

See accompanying notes

NEULION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Expressed in U.S. dollars, unless otherwise noted)

	Three months		Nine months
	ended		ended
	September 30,		September 30,
	2011	2010	2011	2010
	$	$	$	$
OPERATING ACTIVITIES

Net loss	(4,212,587)	(4,967,248)	(11,438,837)	(14,210,151)
Adjustments to reconcile net loss to net cash used in
operating activities
Depreciation and amortization	1,348,590	1,221,814	4,172,602	3,784,104
Stock-based compensation	445,729	326,221	1,175,125	1,878,839
Unrealized gain on derivative	—	(70,400)	—	(1,389,300)
Loss on dissolution of majority-owned subsidiary	97,205	—	97,205	—

Changes in operating assets and liabilities
Accounts receivable	(208,988)	36,824	(1,418,417)	(207,814)
Inventory	242,358	27,207	129,276	515,370
Prepaid expenses, deposits and other assets	(363,378)	(263,295)	(479,407)	(78,981)
Other receivables	(110,223)	483,932	1,811	638,674
Due from related parties	(194,729)	(360,561)	771,428	(212,313)
Accounts payable	5,710,217	2,876,290	3,897,537	727,106
Accrued liabilities	512,490	(315,462)	339,179	(307,947)
Deferred revenue	722,858	1,268,787	(1,188,911)	755,233
Long-term liabilities	(23,647)	(57,734)	(45,007)	(206,460)
Due to related parties	15,939	88,066	15,913	13,582
Cash provided by (used in) operating activities	3,981,834	294,441	(3,970,503)	(8,300,058)

INVESTING ACTIVITIES
Purchase of property, plant and equipment	(1,027,984)	(695,242)	(1,515,736)	(1,519,374)
Cash used in investing activities	(1,027,984)	(695,242)	(1,515,736)	(1,519,374)

FINANCING ACTIVITIES
Private placement, net	—	10,000,000	4,849,546	10,000,000
Proceeds from exercise of stock options	—	—	—	32,155
Cash provided by financing activities	—	10,000,000	4,849,546	10,032,155

Net increase (decrease) in cash and cash equivalents
during the period	2,953,850	9,599,199	(636,693)	212,723
Cash and cash equivalents, beginning of period	9,338,782	3,571,203	12,929,325	12,957,679
Cash and cash equivalents, end of period	12,292,632	13,170,402	12,292,632	13,170,402

See accompanying notes

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
Information as at September 30, 2011 and for the three and nine months ended
September 30, 2011 and 2010 is unaudited

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

Effective July 1, 2011, the Company agreed to liquidate and dissolve its majority-owned subsidiary, China iMedia Enterprise Ltd (“China iMedia”).  As a result of this agreement, China iMedia is no longer included in the Company’s consolidated financial statements except for its results of operations through the date of the effective dissolution.

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

In the opinion of management, these interim unaudited consolidated financial statements contain all of the adjustments of a normal and recurring nature necessary to present fairly the Company’s financial position as at September 30, 2011 and December 31, 2010 and the results of operations and cash flows for the three and nine months ended September 30, 2011 and 2010.

Revenue recognition

The Company, at the request of certain customers, enters into “bill and hold” arrangements.  The Company accounts for its bill and hold revenue arrangements consistent with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition,” and recognizes revenue when the risk of ownership has passed to the customer and a fixed commitment to purchase the goods is received.  The Company does not retain any specific performance obligations such that the earning process is not complete, and ordered goods are segregated from the Company’s inventory and not available to fulfill other orders.  Inventory consists of finished goods.  For the three and nine months ended September 30, 2011, the Company recognized $0 and $586,500, respectively, in revenue associated with these arrangements (three and nine months ended September 30, 2010 - $0 and $586,500, respectively).

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
Information as at September 30, 2011 and for the three and nine months ended
September 30, 2011 and 2010 is unaudited

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

Advertising

Advertising costs are expensed as incurred and totaled $167,525 and $612,116 for the three and nine months ended September 30, 2011, respectively (three and nine months ended September 30, 2010 - $168,258 and $756,443, respectively).

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

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the date of acquisition:

As at October 1, 2010
Cash	$243,226
Other current assets	2,936,608
Property, plant and equipment	209,018
Intangible assets	2,123,000
Goodwill	4,701,076
Total assets	10,212,928
Current liabilities	(1,221,076)
Non-controlling interest	(476,211)
Net assets acquired	8,515,641

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
Information as at September 30, 2011 and for the three and nine months ended
September 30, 2011 and 2010 is unaudited

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

Pro forma

The results of operations for NeuLion and TransVideo have been included in the Company’s consolidated statements of operations since the completion of the acquisition on October 1, 2010.   The following unaudited pro forma financial information presents the combined results of NeuLion and TransVideo for the three and nine month periods as if the acquisition had occurred at the beginning of 2010:

	Three months		Nine months
	ended		ended
	September 30,		September 30,
	2011	2010	2011	2010
	$	$	$	$
	(unaudited	(unaudited	(unaudited	(unaudited
	actual)	pro forma)	actual)	pro forma)
Total revenue	9,102,186	7,943,074	29,006,308	23,761,823
Cost of services revenue, exclusive of depreciation
and amortization shown separately below	(3,257,089)	(2,698,350)	(10,076,277)	(8,713,024)
Cost of equipment revenue	(681,427)	(900,158)	(1,819,315)	(2,158,715)
Selling, general and administrative expenses	(7,507,848)	(8,445,523)	(23,106,663)	(24,088,926)
Stock-based compensation	(445,729)	(326,221)	(1,175,125)	(1,878,839)
Depreciation and amortization	(1,348,590)	(1,350,528)	(4,172,602)	(4,171,373)
Operating loss	(4,138,497)	(5,777,706)	(11,343,674)	(17,249,054)
Net loss attributable to common stockholders	(4,212,587)	(5,744,335)	(11,264,119)	(15,894,724)
Net loss per weighted average number of shares
outstanding – basic and diluted	(0.03)	(0.04)	(0.08)	(0.11)

In determining the pro forma amounts above, the Company made adjustments to depreciation and amortization as a result of the revised fair values of tangible and intangible assets recorded as a result of the acquisition.

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
Information as at September 30, 2011 and for the three and nine months ended
September 30, 2011 and 2010 is unaudited

4. Inventory

Inventory consists of the following:

	September 30,	December 31,
	2011	2010
	$	$

Raw materials	186,859	277,092
Finished goods	624,385	669,688
	811,244	946,780

5. Economic Dependence and Concentration of Credit Risk

As at September 30, 2011, one customer accounted for 34% of accounts receivable.

For the three and nine months ended September 30, 2011, one customer accounted for 18% and 15% of revenue, respectively.

There were no significant concentrations of accounts receivable or revenue in 2010.

6. Related Party Transactions

The Company has entered into certain transactions and agreements in the normal course of operations with related parties.  Significant related party transactions are as follows:

KyLinTV

KyLinTV is an IPTV company that is controlled by the Chairman of the Board of Directors of the Company.  On June 1, 2008, the Company entered into an agreement with KyLinTV to build and deliver the setup and back office operations for KyLinTV’s IPTV service.  The Company also provides and charges KyLinTV for administrative and general corporate support.  For each of the periods presented, the amounts earned for these administrative and general corporate services provided by the Company for the three and nine months ended September 30, 2011 were $85,294 and $249,487, respectively (three and nine months ended September 30, 2010 - $104,251 and $354,360, respectively).

New York Islanders Hockey Club, L.P. (“New York Islanders”)

The Company provides IT-related professional services and administrative services to the New York Islanders, a professional ice hockey club that is owned by the Chairman of the Board of Directors of the Company.

Renaissance Property Associates, LLC (“Renaissance”)

Renaissance is a real estate management company owned by the Chairman of the Board of Directors of the Company.  In June 2009, the Company signed a sublease agreement with Renaissance for office space in Plainview, New York.  Rent expense paid by the Company to Renaissance of $102,733 and $308,199, inclusive of taxes and utilities, is included in selling, general and administrative expense for the three and nine months ended September 30, 2011, respectively (three and nine months ended September 30, 2010 - $103,390 and $309,350, respectively).

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
Information as at September 30, 2011 and for the three and nine months ended
September 30, 2011 and 2010 is unaudited

Smile Train, Inc. (“Smile Train”)

The Company provides IT-related professional services to Smile Train, a public charity whose founder and significant benefactor is the Chairman of the Board of Directors of the Company.

The Company recognized revenue from related parties for the three and nine months ended September 30, 2011 and 2010 as follows:

	Three months		Nine months
	ended		ended
	September 30,		September 30,
	2011	2010	2011	2010
	$	$	$	$

New York Islanders	86,047	96,171	254,732	356,740
Renaissance	30,000	30,000	90,000	90,000
Smile Train	27,000	27,000	81,000	81,000
KyLinTV	742,079	506,395	2,226,379	1,473,898
	885,126	659,566	2,652,111	2,001,638

As at September 30, 2011 and December 31, 2010, the amounts due from (to) related parties are as follows:

	September 30,	December 31,
	2011	2010
	$	$

New York Islanders	(15,939)	(26)
Renaissance	—	70
KyLinTV	490,348	1,261,706
	474,409	1,261,750

7. Loss Per Share

Basic loss per share is computed by dividing net loss for the period by the weighted average number of shares of common stock outstanding for the period. Diluted loss per share is computed by dividing net loss for the period by the weighted average number of shares of common stock and dilutive potential shares of common stock outstanding.  For the three and nine months ended September 30, 2011 and 2010, diluted earnings per share excludes the effect of potential shares of common stock, as their inclusion would be anti-dilutive due to the losses recorded by the Company.

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
Information as at September 30, 2011 and for the three and nine months ended
September 30, 2011 and 2010 is unaudited

The following table summarizes the potential shares of common stock that were outstanding as at September 30, 2011 and 2010 but were not included in the computation of diluted loss per share as their effect would have been anti-dilutive:

	September 30,	September 30,
	2011	2010
	#	#

Stock options	16,223,083	11,794,103
Restricted share units	—	640
Stock appreciation rights	675,000	1,675,000
Warrants	8,625,000	19,697,500
Retention warrants	708,834	749,250
Restricted stock	2,500,000	—
Class 3 Preference Shares	17,176,818	17,176,818
Class 4 Preference Shares	10,912,265	—

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

9.  Stock Option and Stock-Based Compensation Plans

The following table shows the breakdown of total stock-based compensation expense included in the Company’s interim consolidated statement of operations:

	Three months		Nine months
	ended		ended
	September 30,		September 30,
	2011	2010	2011	2010
	$	$	$	$

Stock options and warrants	318,413	281,218	866,202	1,791,866
Restricted share units	—	260	—	3,505
Stock appreciation rights	(13,676)	(21,226)	(66,440)	(99,394)
Directors’ compensation	41,375	56,875	95,867	150,125
Escrowed shares	—	9,094	—	32,737
Consultant compensation	36,296	—	89,532	—
Restricted stock	63,321	—	189,964	—
	445,729	326,221	1,175,125	1,878,839

 10. Segmented Information

The Company operates as one reportable segment to provide end-to-end enterprise-level IPTV and other professional services.  Substantially all of Company’s revenues originate from, and long-lived assets are located in, the United States.

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
Information as at September 30, 2011 and for the three and nine months ended
September 30, 2011 and 2010 is unaudited

11. Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, “Income Taxes Recognition”.  There were no accrued interest or penalties associated with uncertain tax positions as of September 30, 2011 or December 31, 2010.

The Company has not recorded an income tax benefit due to current year losses and the associated valuation allowance on the Company’s net operating losses.

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

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
Information as at September 30, 2011 and for the three and nine months ended
September 30, 2011 and 2010 is unaudited

Other provisions – There will be proportional adjustments for stock splits, stock dividends, recapitalizations and the like.

Accounting for Class 3 Preference Shares

If certain criteria are met, companies must bifurcate conversion options from their host instruments and account for them as free-standing derivative instruments.  The Company has evaluated the conversion option on the Class 3 Preference Shares and determined that the embedded conversion option should not be bifurcated.  Additionally, the Company analyzed the conversion feature and determined that the effective conversion price was higher than the market price at the date of issuance; therefore, no beneficial conversion feature was recorded.  The Company has classified the Class 3 Preference Shares as temporary equity because they are redeemable upon the occurrence of an event that is not solely within the control of the issuer.  As noted above, the holders of the Class 3 Preference Shares may demand redemption at any time after five years from the date of issuance.  As the redemption amount was originally denominated in Canadian dollars, the Company re-measured the redeemable preferred stock amount recorded in the consolidated balance sheet each period, based on prevailing exchange rates.  The resulting adjustment, along with the accretion of the issuance costs, was recorded in stockholders’ equity.

As a result of the aforementioned change in the Class 3 Redemption Amount, from CDN$0.60 to US$0.58218 per share, the Company adjusted the carrying amount of the Class 3 Preference Shares on June 7, 2011 to US$10 million.

Class 4 Preference Shares

On June 29, 2011, the Company issued 10,912,265 Class 4 Preference Shares, at a price of $0.4582 per share in a private offering, for aggregate gross proceeds of $5,000,000.  Expenses related to the share issuance were $150,454.  The principal terms of the Class 4 Preference Shares are as follows:

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

Conversion rights – The holders of the Class 4 Preference Shares have the right to convert any or all of their Class 4 Preference Shares, at the option of the holder, at any time, into common stock on a one for one basis.  In addition, the Class 4 Preference Shares will automatically be converted into common stock in the event that the holders of a majority of the outstanding Class 4 Preference Shares consent to such conversion.  In the event of conversion to common stock, declared and accrued, but unpaid dividends shall be paid in shares of common stock based on a conversion price equal to the trading price of the common stock at the close of business on the last trading day prior to the date of conversion.

Redemption rights – At any time after five years from the date of issuance, the holders of a majority of the Class 4 Preference Shares may elect to have the Company redeem the Class 4 Preference Shares for an amount equal to $0.4582 per Class 4 Preference Share plus all declared and accrued, but unpaid, dividends (the “Class 4 Redemption Amount”).  At any time after five years from the date of issuance, the Company may, at its option, redeem the Class 4 Preference Shares for an amount equal to $0.4582 per Class 4 Preference Share plus all accrued and unpaid dividends.

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
Information as at September 30, 2011 and for the three and nine months ended
September 30, 2011 and 2010 is unaudited

Liquidation entitlement – In the event of any liquidation, dissolution or winding up of the Company, the holders of the Class 4 Preference Shares shall be entitled to automatically receive, in preference to the holders of common stock and Class 3 Preference Shares, an amount equal to $0.4582 per Class 4 Preference Share plus all accrued and unpaid dividends .

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis (“MD&A”) of the financial condition and results of operations of the Company should be read in conjunction with our unaudited consolidated financial statements and accompanying notes for the three and nine months ended September 30, 2011 and 2010, which have been prepared in accordance with United States generally accepted accounting principles (“GAAP”).  All dollar amounts are in U.S. dollars (“US$” or “$”) unless stated otherwise.  As at November 8, 2011, the Bank of Canada noon rate for conversion of United States dollars to Canadian dollars (CDN$) was US$1 to CDN$1.0140.

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

We use the term “organic” to refer to the period-over-period changes in our revenues and expenses, excluding the revenues and expenses of the TransVideo acquisition (completed October 1, 2010).  This permits readers to better compare current period and prior period revenues and expenses, and to understand changes that have occurred, without regard to the effect of the acquisition of TransVideo.

Overall Performance – Three months ended September 30, 2011 vs three months ended September 30, 2010

Highlights

➢	Services Revenue, which is our recurring revenue stream, increased by $1.5 million, or 22%, as compared to the prior period.

➢	Cost of Services Revenue, exclusive of depreciation and amortization, as a percentage of Services Revenue, remained constant at 40%, as compared to the prior period.

➢	Non-GAAP Adjusted EBITDA Loss (as defined below) improved by $1.1 million, or 32%, as compared to the prior period.

Overview

Revenue for the three months ended September 30, 2011 was $9.1 million, an increase of $2.2 million, or 32%, from $6.9 million for the three months ended September 30, 2010.  The revenue growth was due to the following:

•	organic growth of $1.9 million; and
•	revenue from TransVideo of $0.3 million.

The organic revenue growth of $1.9 million was due to an increase in our services revenue of $1.5 million and increase in our equipment revenue of $0.4 million.

Our net loss attributable to common stockholders for the three months ended September 30, 2011 was $4.2 million, or a loss of $0.03 per basic and diluted share of common stock, compared with a net loss of $5.0 million, or a loss of $0.04 per basic and diluted share of common stock, for the three months ended September 30, 2010.  The improvement in net loss attributable to common stockholders of $0.8 million, or 16%, was due to the following:

•	an increase in total revenue of $2.2 million.

offset by the following:

•	an increase in cost of revenue, exclusive of depreciation and amortization of $1.0 million;
•	an increase in stock-based compensation of $0.1 million (non-cash item);
•	an increase in depreciation and amortization of $0.1 million (non-cash item);
•	a loss on dissolution of majority-owned subsidiary of $0.1 million for the three months ended September 30, 2011 (non-cash item); and
•	an unrealized gain on derivative of $0.1 million for the three months ended September 30, 2010 (non-cash item).

Our non-GAAP Adjusted EBITDA loss (as defined below) was $2.3 million for the three months ended September 30, 2011, compared with $3.5 million for the three months ended September 30, 2010.  The improvement in non-GAAP Adjusted EBITDA loss was due to the impact of the items noted in the net loss discussion above.

We report non-GAAP Adjusted EBITDA loss because it is a key measure used by management to evaluate our results and make strategic decisions about the Company, including potential acquisitions.  Non-GAAP Adjusted EBITDA loss represents net loss before interest, income taxes, depreciation and amortization, stock-based compensation, unrealized gain/loss on derivatives, investment income, non-controlling interests, loss on dissolution of majority-owned subsidiary and foreign exchange gain/loss.   This measure does not have any standardized meaning prescribed by U.S. GAAP and therefore is unlikely to be comparable to the calculation of similar measures used by other companies, and should not be viewed as an alternative to measures of financial performance or changes in cash flows calculated in accordance with U.S. GAAP.

The reconciliation from consolidated net loss to non-GAAP Adjusted EBITDA loss is as follows:

	Three months ended,
	September 30,
	2011	2010
	$	$

Net loss	(4,212,587)	(4,967,248)

Depreciation and amortization	1,348,590	1,221,814
Stock-based compensation	445,729	326,221
Unrealized gain on derivative	0	(70,400)
Loss on dissolution of majority-owned subsidiary	97,205	0
Investment income and foreign exchange gain/loss	(23,115)	37,029

Non-GAAP Adjusted EBITDA loss	(2,344,178)	(3,452,584)

Overall Performance – Nine months ended September 30, 2011 vs nine months ended September 30, 2010

Highlights

➢	Services Revenue, which is our recurring revenue stream, increased by $5.7 million, or 27%, as compared to the prior period.

➢	Cost of Services Revenue, exclusive of depreciation and amortization, as a percentage of Services Revenue, decreased by 4%, as compared to the prior period.

➢	Non-GAAP Adjusted EBITDA Loss (as defined above) improved by $3.9 million, or 39%, as compared to the prior period.

Overview

Revenue for nine months ended September 30, 2011 was $29.0 million, an increase of $6.9 million, or 31%, from $22.1 million for the nine months ended September 30, 2010.  The revenue growth was due to the following:

•	organic growth of $5.9 million; and
•	revenue from TransVideo of $1.0 million.

The organic revenue growth of $5.9 million was due to an increase in our services revenue of $5.5 million and an increase in our equipment revenue of $0.4 million.

Our net loss attributable to common stockholders for the nine months ended September 30, 2011 was $11.3 million, or a loss of $0.08 per basic and diluted share of common stock, compared with a net loss of $14.2 million, or a loss of $0.12 per basic and diluted share of common stock, for the nine months ended September 30, 2010.  The improvement in net loss attributable to common stockholders of $2.9 million, or 20%, was due to the following:

•	an increase in total revenue of $6.9 million;
•	a decrease in stock-based compensation of $0.7 million (non-cash item); and
•	an adjustment to the carrying amount of Class 3 Preference Shares of $0.2 million for the nine months ended September 30, 2011 (non-cash item).

offset by the following:

•	an increase in cost of revenue, exclusive of depreciation and amortization of $2.0 million;
•	an increase in selling, general and administrative expenses, excluding stock-based compensation of $1.0 million;
•	an increase in depreciation and amortization of $0.4 million (non-cash item);
•	a loss on dissolution of majority-owned subsidiary of $0.1 million for the nine months ended September 30, 2011 (non-cash item); and
•	an unrealized gain on derivative of $1.4 million for the nine months ended September 30, 2010 (non-cash item).

Our non-GAAP Adjusted EBITDA loss was $6.0 million for the nine months ended September 30, 2011, compared with $9.9 million for the nine months ended September 30, 2010.  The improvement in non-GAAP Adjusted EBITDA loss was due to the impact of the items noted in the net loss discussion above.

The reconciliation from consolidated net loss to non-GAAP Adjusted EBITDA loss is as follows:

	Nine months ended,
	September 30,
	2011	2010
	$	$

Net loss	(11,438,837)	(14,210,151)

Depreciation and amortization	4,172,602	3,784,104
Stock-based compensation	1,175,125	1,878,837
Unrealized gain on derivative	0	(1,389,300)
Loss on dissolution of majority-owned subsidiary	97,205	0
Investment income and foreign exchange loss	(2,042)	34,970

Non-GAAP Adjusted EBITDA loss	(5,995,947)	(9,901,540)

OPERATIONS

Revenue

We earn revenue in two broad categories:

(i)           Services revenue, which includes:

●	Subscriber revenue, which consists primarily of subscription, pay-per view and operations and usage fees revenues and is recognized over the period of service or usage;

●	eCommerce revenue, which consists of advertising, merchandise, donor and ticketing revenues and is recognized as the service is performed; and

●	Technology revenue, which consists of set-up, transcoder and licensing fee revenue and is recognized over the life of the contract.

(ii)
Equipment revenue, which primarily consists of the sale of set top boxes (“STBs”) to content partners and/or end users and is recognized when title to an STB passes to the customer.  Shipping revenue, STB rentals and computer hardware sales are also included in equipment revenue.

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

Cost of equipment revenue

Cost of equipment revenue primarily consists of purchases of STB products and parts for resale to customers.  Shipping costs and computer hardware costs are also included in cost of equipment revenue.

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

●	Professional fees – represents legal, accounting, public relations and recruiting fees;

●	Corporate Systems – represents corporate IT services;

●	Office facilities – represents rent and utilities; and

●	Other SG&A expenses – represents travel expenses, office supplies, credit card processing fees and other general operating expenses.

RESULTS OF OPERATIONS

Comparison of Three Months Ended September 30, 2011 to Three Months Ended September 30, 2010

Our consolidated financial statements for the three months ended September 30, 2011 and 2010 have been prepared in accordance with U.S. GAAP.

(Unaudited)

	September 30,	September 30,
	2011	2010	Change
	$	$	%
Revenue
Services revenue	8,225,017	6,718,427	22%
Equipment revenue	877,169	230,236	281%
Total Revenue	9,102,186	6,948,663	31%

Costs and expenses
Cost of services revenue, exclusive of depreciation
and amortization shown separately below	3,257,089	2,698,350	21%
Cost of equipment revenue	681,427	229,377	197%
Selling, general and administrative, including
stock-based compensation	7,953,577	7,799,741	2%
Depreciation and amortization	1,348,590	1,221,814	10%
	13,240,683	11,949,282	11%
Operating loss	(4,138,497)	(5,000,619)	-17%

Other income (expense)
Unrealized gain on derivative	-	70,400	-
Gain (loss) on foreign exchange	15,919	(40,297)	-
Investment income	7,196	3,268	120%
Loss on dissolution of majority-owned subsidiary	(97,205)	0	-
	(74,090)	33,371	-322%
Net and comprehensive loss	(4,212,587)	(4,967,248)	-15%

Revenue

Services revenue

Services revenue includes revenue from subscribers, eCommerce and technology services.  Services revenue increased from $6.7 million for the three months ended September 30, 2010 to $8.2 million for the three months ended September 30, 2011.  The $1.5 million increase was due to organic growth.  The organic growth was a result of $0.3 million of revenue from new customers coupled with $1.2 million from existing customers.

Subscriber revenue increased from $4.5 million for the three months ended September 30, 2010 to $5.0 million for the three months ended September 30, 2011.  The $0.5 million increase was due to organic growth.  The organic growth was a result of $0.2 million of revenue from new customers coupled with $0.3 million from existing customers.

eCommerce revenue increased from $0.9 million for the three months ended September 30, 2010 to $1.0 million for the three months ended September 30, 2011.  The $0.1 million increase was directly attributable to advertising revenue.

Technology revenue increased from $1.3 million for the three months ended September 30, 2010 to $2.2 million for the three months ended September 30, 2011.  The $0.9 million increase was due to organic growth.  The organic growth was a result of $0.1 million of revenue from new customers coupled with $0.8 million from existing customers.

Equipment revenue

Equipment revenue increased from $0.2 million for the three months ended September 30, 2010 to $0.9 million for the three months ended September 30, 2011.  The $0.7 million increase was a result of $0.3 million in revenue from TransVideo and $0.4 million from organic growth.  The organic growth of $0.4 million was due to an increase in purchases from an existing customer.

Costs and Expenses

Cost of services revenue

Cost of services revenue increased from $2.7 million for the three months ended September 30, 2010 to $3.3 million for the three months ended September 30, 2011.  Cost of services revenue as a percentage of services revenue remained constant at 40% for the three months ended September 30, 2010 and 2011.

Cost of equipment revenue

Cost of equipment revenue increased from $0.2 million for the three months ended September 30, 2010 to $0.7 million for the three months ended September 30, 2011.  Cost of equipment revenue as a percentage of equipment revenue decreased from 100% for the three months ended September 30, 2010 to 77% for the three months ended September 30, 2011.  The 23% improvement (as a percentage of equipment revenue) was primarily a result of purchasing STBs at lower prices through the acquisition of TransVideo.

Selling, general and administrative expenses, including stock-based compensation

Selling, general and administrative expenses, including stock-based compensation, increased from $7.8 million for the three months ended September 30, 2010 to $8.0 million for the three months ended September 30, 2011.  The total increase of $0.2 million was due to an organic decrease of $0.1 million and an increase of $0.3 million from TransVideo.  The individual variances are as follows:

•
Wages and benefits increased from $4.9 million for the three months ended September 30, 2010 to $5.6 million for the three months ended September 30, 2011.  Wages and benefits were $0.2 million for TransVideo.  The organic increase of $0.5 million was due to an increase in employees.

•
Stock-based compensation expense increased from $0.3 million for the three months ended September 30, 2010 to $0.4 million for the three months ended September 30, 2011.  The $0.1 million increase was a result of additional compensation relating to a consultant’s fees and restricted stock.

•	Marketing expenses were $0.2 million for the three months ended September 30, 2010 and 2011.

•	Professional fees increased from $0.4 million for the three months ended September 30, 2010 to $0.5 million for the three months ended September 30, 2011.

•
Corporate systems costs decreased from $0.4 million for the three months ended September 30, 2010 to $0.2 million for the three months ended September 30, 2011.  The $0.2 million decrease was a result of software maintenance costs incurred during the three months ended September 30, 2010.

•	Office facilities expenses were $0.3 million for the three months ended September 30, 2010 and 2011.

•
Other SG&A expenses decreased from $1.3 million for the three months ended September 30, 2010 to $0.8 million for the three months ended September 30, 2011.  The $0.5 million decrease was primarily due to a decrease in bad debt expense.  During the three months ended September 30, 2010, we set up a $0.6 million reserve for an other receivable.

Depreciation and amortization

Depreciation and amortization increased from $1.2 million for the three months ended September 30, 2010 to $1.3 million for the three months ended September 30, 2011.   The $0.1 million increase was due to the amortization of TransVideo’s acquired fixed and intangible assets.

Unrealized gain on derivative

Unrealized gain on derivative decreased from a gain of $0.1 million for the three months ended September 30, 2010 to $0 for the three months ended September 30, 2011.   Our only derivative instruments were 11,000,000 warrants, which were issued in connection with our merger in October 2008, the exercise price for which was denominated in a currency other than our functional currency.  These warrants were recorded at their relative fair values at issuance, determined using the Black-Scholes-Merton model.  Any change in value between reporting periods was recorded as other income (expense).  These warrants expired on October 20, 2010.

Comparison of Nine Months Ended September 30, 2011 to Nine Months Ended September 30, 2010

Our consolidated financial statements for the nine months ended September 30, 2011 and 2010 have been prepared in accordance with U.S. GAAP.

(Unaudited)

	September 30,	September 30,
	2011	2010	Change
	$	$	%
Revenue
Services revenue	26,602,541	20,874,118	27%
Equipment revenue	2,403,767	1,177,775	104%
Total Revenue	29,006,308	22,051,893	32%

Costs and expenses
Cost of services revenue, exclusive of depreciation
and amortization shown separately below	10,076,277	8,713,024	16%
Cost of equipment revenue	1,819,315	1,124,258	62%
Selling, general and administrative, including
stock-based compensation	24,281,788	23,994,988	1%
Depreciation and amortization	4,172,602	3,784,104	10%
	40,349,982	37,616,374	7%
Operating loss	(11,343,674)	(15,564,481)	-27%

Other income (expense)
Unrealized gain on derivative	-	1,389,300	-
Loss on foreign exchange	(25,973)	(69,250)	-62%
Investment income	28,015	34,280	-18%
Loss on dissolution of majority-owned subsidiary	(97,205)	-	-
	(95,163)	1,354,330	-107%
Net and comprehensive loss	(11,438,837)	(14,210,151)	-20%
Net loss attributable to non-controlling interest	21,485	-	-
Net loss attributable to controlling interest	(11,417,352)	(14,210,151)	-20%
Adjustment to the carrying amount of redeemable preferred stock	153,233	-	-
Net and comprehensive loss attributable to NeuLion, Inc. common stockholders	(11,264,119)	(14,210,151)	-21%

Revenue

Services revenue

Services revenue includes revenue from subscribers, eCommerce and technology services.  Services revenue increased from $20.9 million for the nine months ended September 30, 2010 to $26.6 million for the nine months ended September 30, 2011.  The $5.7 million increase was due to organic growth of $5.6 million and revenue from TransVideo of $0.1 million.  The organic growth was a result of $0.8 million of revenue from new customers coupled with $4.8 million from existing customers.

Subscriber revenue increased from $14.1 million for the nine months ended September 30, 2010 to $16.8 million for the nine months ended September 30, 2011.  The $2.7 million increase was due to organic growth.  The organic growth was a result of $0.5 million of revenue from new customers coupled with $2.2 million from existing customers.

eCommerce revenue decreased from $2.7 million for the nine months ended September 30, 2010 to $2.6 million for the nine months ended September 30, 2011.  The $0.1 million decrease was a result of a decrease in merchandising revenue.

Technology revenue increased from $4.1 million for the nine months ended September 30, 2010 to $7.2 million for the nine months ended September 30, 2011.  The $3.1 million increase was due to organic growth of $3.0 million and $0.1 million from TransVideo.  The organic growth was a result of $0.3 million of revenue from new customers coupled with $2.7 million from existing customers.

Equipment revenue

Equipment revenue increased from $1.2 million for the nine months ended September 30, 2010 to $2.4 million for the nine months ended September 30, 2011.   The $1.2 million increase was due to organic growth of $0.3 million and $0.9 million from TransVideo.

Costs and Expenses

Cost of services revenue

Cost of services revenue increased from $8.7 million for the nine months ended September 30, 2010 to $10.1 million for the nine months ended September 30, 2011.  Cost of services revenue as a percentage of services revenue decreased from 42% for the nine months ended September 30, 2010 to 38% for the nine months ended September 30, 2011.  The 4% improvement (as a percentage of services revenue) primarily relates to negotiated lower rates on bandwidth costs.

Cost of equipment revenue

Cost of equipment revenue increased from $1.1 million for the nine months ended September 30, 2010 to $1.8 million for the nine months ended September 30, 2011.  Cost of equipment revenue as a percentage of equipment revenue decreased from 95% for the nine months ended September 30, 2010 to 76% for the nine months ended September 30, 2011.  The 19% improvement (as a percentage of equipment revenue) was primarily a result of purchasing STBs at lower prices through the acquisition of TransVideo.

Selling, general and administrative expenses, including stock-based compensation

Selling, general and administrative expenses, including stock-based compensation, increased from $24.0 million for the nine months ended September 30, 2010 to $24.3 million for the nine months ended September 30, 2011.  The total increase of $0.3 million was due to an organic decrease of $0.9 million and an increase of $1.2 million from TransVideo.  The individual variances are as follows:

•
Wages and benefits increased from $15.2 million for the nine months ended September 30, 2010 to $17.3 million for the nine months ended September 30, 2011.  Wages and benefits were $0.9 million for TransVideo.  The organic increase of $1.2 million was due to an increase in employees.

•
Stock-based compensation expense decreased from $1.9 million for the nine months ended September 30, 2010 to $1.2 million for the nine months ended September 30, 2011.  The decrease of $0.7 million was a result of a modification of 5,000,000 incentive warrants which resulted in an expense of $1.1 million in the prior period offset by additional compensation relating to a consultant’s fees and restricted stock.

•
Marketing expenses decreased from $0.8 million for the nine months ended September 30, 2010 to $0.6 million for the nine months ended September 30, 2011.  The $0.2 million decrease was the result of marketing expenses incurred for our subsidiary Talfazat in the prior period.

•
Professional fees decreased from $1.8 million for the nine months ended September 30, 2010 to $1.4 million for the nine months ended September 30, 2011.  The $0.4 million decrease was a result of legal and valuation services incurred on the acquisition of TransVideo in the prior period.

•
Corporate systems costs decreased from $0.7 million for the nine months ended September 30, 2010 to $0.5 million for the nine months ended September 30, 2011.  The $0.2 million decrease was a result of software maintenance costs incurred during the nine months ended September 30, 2010.

•	Office facilities expenses were $0.8 million for the nine months ended September 30, 2010 and 2011.

•
Other SG&A expenses decreased from $2.8 million for the nine months ended September 30, 2010 to $2.5 million for the nine months ended September 30, 2011.  TransVideo comprised $0.3 million of the total other SG&A expenses increase for the period.

Depreciation and amortization

Depreciation and amortization increased from $3.8 million for the nine months ended September 30, 2010 to $4.2 million for the nine months ended September 30, 2011.   The $0.4 million increase was due to the amortization of TransVideo’s acquired fixed and intangible assets.

Unrealized gain on derivative

Unrealized gain on derivative decreased from a gain of $1.4 million for the nine months ended September 30, 2010 to $0 for the nine months ended September 30, 2011.   Our only derivative instruments were 11,000,000 warrants, which were issued in connection with our merger in October 2008, the exercise price for which was denominated in a currency other than our functional currency.  These warrants were recorded at their relative fair values at issuance, determined using the Black-Scholes-Merton model.  Any change in value between reporting periods was recorded as other income (expense).   These warrants expired on October 20, 2010.

LIQUIDITY AND CAPITAL RESOURCES

Our cash position was $12.3 million at September 30, 2011.  During the nine month period ended September 30, 2011, we generated $4.0 million from operations, which included changes in operating assets and liabilities of $6.3 million.  Additionally, we spent $1.5 million to purchase fixed assets and received net proceeds of $4.8 million from a private placement of Class 4 Preference Shares.

As of September 30, 2011, our principal sources of liquidity included cash and cash equivalents of $12.3 million and trade accounts receivable of $3.8 million.  We closed a $5.0 million private placement of our Class 4 Preference Shares on June 29, 2011; we intend to use these funds for general working capital purposes.  We continue to closely monitor our cash balances to ensure that we have sufficient cash on hand to meet our operating needs.  Management believes that we have sufficient liquidity to meet our operating cash, working capital and capital expenditure requirements for the next twelve months.

At September 30, 2011, approximately 79% of our cash and cash equivalents were held in accounts with a U.S. bank that received a BBB+ rating from Standard and Poor’s and an A3 rating from Moody’s, and 3% of our cash and cash equivalents were held in bank accounts with two of the top five Canadian commercial banks.  We believe that these U.S. and Canadian financial institutions are secure notwithstanding the current global economy and that we will be able to access the remaining balance of bank deposits.  Our investment policy is to invest in low-risk short-term investments, which are primarily term deposits.  We have not had a history of any defaults on these term deposits, nor do we expect any in the future given the short term to maturity of these investments.

Our business as currently operated is still in its early stages, with only a few years of operating history.  In 2006, our business model evolved from providing professional information technology services and international programming to providing end-to-end IPTV services for a wide range of professional and collegiate sports properties, entertainment networks and international clients.  From our inception, we have incurred substantial net losses and have an accumulated deficit of $72.4 million; management expects these losses to continue in the short term.  We continue to review our operating structure to maximize revenue opportunities, further reduce costs and achieve profitability.  Based on our current business plan and internal forecasts, and considering the risks that are present in the current global economy, we believe that our cash on hand will be sufficient to meet our operating cash, working capital and capital expenditure requirements for the next twelve months.  However, we will require expenditures of significant funds for marketing, building our subscriber management systems, programming and website development, maintaining adequate video streaming and database software, pursuing and maintaining channel distribution agreements with our channel partners, fees relating to acquiring and maintaining Internet streaming rights to our content and the construction and maintenance of our delivery infrastructure and office facilities.  Cash from operations could be affected by various risks and uncertainties, including, but not limited to, the risks detailed herein or incorporated by reference in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 in Item 1A, “Risk Factors.”  If our actual cash needs are greater than forecasted and if cash on hand is insufficient to meet our operating cash, working capital and capital expenditure requirements for the next twelve months, we will require outside capital in addition to cash flow from operations in order to fund our business.  Our short operating history, our current lack of profitability and the prolonged upheaval in the capital markets could each or all be factors that might negatively impact our ability to obtain outside capital on reasonable terms, or at all.  If we were ever unable to obtain needed capital, we would reevaluate and reprioritize our planned capital expenditures and operating activities.  We cannot provide any assurance that we will ultimately be able to generate sufficient revenue or reduce our costs in the anticipated time frame to become profitable and have sustainable net positive cash flows.

Working Capital Requirements

Our net working capital at September 30, 2011 was $(1.7) million, a decrease of $3.1 million from the December 31, 2010 net working capital of $1.4 million.  Included in current liabilities at September 30, 2011 and December 31, 2010 are approximately $5.1 million and $6.4 million, respectively, of liabilities (deferred revenue) that we do not anticipate settling in cash.  Excluding these liabilities, our working capital ratios at September 30, 2011 and December 31, 2010 were 1.22 and 1.72, respectively.

The change in working capital was primarily due to an increase in current assets of $0.3 million offset by an increase in current liabilities of $3.4 million.

Current assets at September 30, 2011 were $19.1 million, an increase of $0.3 million from the December 31, 2010 balance of $18.8 million.  The $0.3 million increase was primarily due to a $1.4 million increase in accounts receivable and a $0.4 million increase in prepaid expenses and deposits offset by a $0.6 million decrease in cash and cash equivalents and a $0.8 million decrease in amounts due from related parties.

Current liabilities at September 30, 2011 were $20.8 million, an increase of $3.4 million from the December 31, 2010 balance of $17.4 million.  The change was primarily due to an increase in accounts payable of $4.4 million and an increase in accrued liabilities of $0.3 million offset by decrease in deferred revenue of $1.3 million.

Cash Flows

Summary Balance Sheet Data:

	September 30,	December 31,
	2011	2010
	$	$
Current Assets
Cash and cash equivalents	12,292,632	12,929,325
Accounts receivable, net	3,775,260	2,356,843
Other receivables	294,343	296,154
Inventory	811,244	946,780
Prepaid expenses and deposits	1,428,481	1,014,703
Due from related parties	490,348	1,261,776
Total Current Assets	19,092,308	18,805,581

Current Liabilities
Accounts payable	9,937,989	5,504,489
Accrued liabilities	5,699,928	5,431,217
Due to related parties	15,939	26
Deferred revenue	5,126,797	6,432,445
Total Current Liabilities	20,780,653	17,368,177

Working Capital Ratio	0.92	1.08

Comparative Summarized Cash Flows

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
	$	$	$	$

Cash provided by (used in) operating activities	3,981,834	294,441	(3,970,503)	(8,300,058)
Cash used in investing activities	(1,027,984)	(695,242)	(1,515,736)	(1,519,374)
Cash provided by financing activities	-	10,000,000	4,849,546	10,032,155

Operating activities

Cash provided by operating activities for the nine months ended September 30, 2011 was $4.0 million.  Changes in net cash provided by operating activities reflect the consolidated net loss of $4.2 million for the period, less:

•	non-cash items in the amount of $1.9 million, related to stock-based compensation, depreciation and amortization and loss on dissolution of majority-owned subsidiary; and

•	changes in operating assets and liabilities of $6.3 million.

Investing activities

Cash used in investing activities for the nine months ended September 30, 2011 was $1.5 million.  These funds were used to purchase fixed assets.

Financing activities

Cash provided by financing activities was $4.8 million for the nine months ended September 30, 2011. These funds were received from a private placement of Class 4 Preference Shares.

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

Off Balance Sheet Arrangements

The Company did not have any off balance sheet arrangements as of September 30, 2011.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 4.        Controls and Procedures

Evaluation of Disclosure Controls and Procedures

           In connection with the preparation of this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, our management, including our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”).  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2011.

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

PART II. OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On October 24, 2011, the Company issued 144,247 shares of common stock, without registration under the Securities Act of 1933, as amended (the “Securities Act”), to a consultant of the Company pursuant to a consulting agreement.  The aggregate value attributable of the 144,247 shares of common stock was $40,264 on the date of issuance.  The Company issued the shares of common stock in reliance on the exemption from the registration of the Securities Act afforded by Section 4(2) of the Securities Act.

Item 6.  Exhibits

(b)   Exhibits

The exhibits listed below are filed as part of this report.

Exhibit No.		Description

10.1
Digital Media and Technology Agreement, effective as of October 1, 2010, between NHL Interactive CyberEnterprises, LLC and NeuLion, Inc. (portions of this exhibit have been omitted pursuant to a request for confidential treatment made to the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 21, 2011)

31.1	*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**		XBRL Instance Document

101.SCH**		XBRL Taxonomy Extension Schema Document

101.CAL**		XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**		XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**		XBRL Taxonomy Extension Label Linkbase Document

101.PRE**		XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**
Furnished herewith.  As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for purposes of Section 11 and 12 of the Securities Act and Section 18 of the Exchange Act or otherwise subject to liability under those sections, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

NEULION, INC.

Date: November 10, 2011	/s/ Nancy Li
Name: Nancy Li
Title: Chief Executive Officer

Date: November 10, 2011	/s/ Arthur J. McCarthy
Name: Arthur J. McCarthy
Title: Chief Financial Officer