Form 10-K
period 2011-12-31
NEULION, INC.
filed 2012-03-16
CIK 1387713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $16,487,660.

As of March 14, 2012, there were 140,202,310 shares of the registrant’s common stock, $0.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Stockholders, which definitive proxy statement shall be filed with the Securities and Exchange Commission (the “SEC”) within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

NeuLion, Inc.

PART I

Item 1. Business

Overview

NeuLion, Inc. (“NeuLion,” “we,” “us” or “our”) is a leading technology service provider delivering live and on-demand content to Internet-enabled devices.  Through our cloud-based end-to-end solution, we build and manage private, interactive digital networks that enable our customers to provide a destination for their subscribers to view and interact with their content.  We were incorporated on January 14, 2000 under the Canada Business Corporations Act and were domesticated under Delaware law on November 30, 2010.  Our common stock is listed on the Toronto Stock Exchange (“TSX”).

Our core business and business model has evolved from a provider of professional information technology services and international programming to a provider of customized, end-to-end interactive, video services for a wide range of professional and collegiate sports properties, cable networks and operators, content owners and distributors, and telecommunication companies.  Shifts in consumer behavior drive technology requirements, and our technology empowers our customers to capitalize on the growing consumer demand for viewing video content on multiple types of Internet-enabled devices.  Our technology enables delivery to a range of Internet-enabled devices, including personal computers, laptops, mobile devices, gaming consoles, tablets, Internet-enabled TVs, third-party set top boxes (“STBs”), standard TV sets that have Internet-connected STBs and other Internet-enabled consumer accessories.  Our platform offers an end-to-end service, which includes content management, subscriber management, digital rights management, billing services, app creation, content delivery and advertising substitution.

Customer Relationships

Our business is broken into four main market sectors:  professional sports; college sports; TV Everywhere; and other.

Professional Sports

Through our comprehensive end-to-end platform, we provide our sports programming content partners with the ability to deliver live and on-demand content.  We maintain distribution and technology service agreements with leading professional sports properties as well as with the sports networks ESPN and Big Ten Network.  Among professional sports leagues, we count the National Football League (NFL), the National Hockey League (NHL), the National Basketball Association (NBA), Ultimate Fighting Championship (UFC), Major League Soccer (MLS), the American Hockey League (AHL), the Canadian Football League (CFL), the Western Hockey League (WHL), the Ontario Hockey League (OHL) and the Central Hockey League (CHL).  Although they are not professional leagues, we also include the following clients in this category:  the British Columbia Hockey League (BCHL), the Central Canadian Hockey League (CCHL), the Alberta Junior Hockey League (AJHL), the Central Junior Hockey League (CJHL) and the Manitoba Junior Hockey League (MJHL).

College Sports

We provide our college partners with a suite of digital services that includes delivery of live and on-demand content, web publishing, digital ticketing, donor management, e-commerce and advertising solutions.  We are a premier partner for National Collegiate Athletic Association (NCAA) colleges and universities and have agreements in place with over 150 colleges, universities or related sites, including Duke University, the University of Oregon, Louisiana State University, Mississippi State University, Arkansas State, Nebraska University, Texas A&M University, the Big 12 Conference and the Southern Conference.

TV Everywhere

NeuLion also provides a “TV Everywhere” digital solution that allows cable networks and operators, entertainment companies, movie aggregators and multichannel program distributors (“MVPD”s) to deliver their live and on-demand content to multiple devices outside the traditional pay-TV outlet.  We maintain distribution and technology service agreements with Dish Networks, the Independent Film Channel, Univision, Sky Angel, Rogers Sportsnet, Outdoor Channel, TVG Network, CBC, Zon Multimedia and KyLinTV, Inc.

Our relationships are primarily business-to-business (“B2B”), with a small portion of TV Everywhere being business-to-consumer (“B2C”).  B2B relationships have been our primary focus in the past and are expected to be our focus in the future.  Our B2B relationships generally involve providing an end-to-end solution to a customer to enable that customer to deliver its content, by way of a digital platform built for that customer, to its end users.  A B2B customer typically aggregates the content, negotiates the licensing rights and directly markets the availability of the content.  This customer avails itself of our full services in delivery to its end users.  This type of relationship is typical of our professional and college sports partners and our TV Everywhere agreements.

Other

Our B2C relationships are oriented to the individual consumer.  We have signed content distribution agreements with our B2C partners in exchange for revenue share or royalty payments to such partners.  We then market the content on one (or more) of the proprietary targeted websites that we have developed that are focused on a specific community.  We often aggregate the content into bundles or packages of similar interest.  For example, through our subsidiary Talfazat, we focus on the Middle East community, and through our subsidiary TV-Desi, we focus on the South Asian community.  We incur marketing expenses in promoting the availability of such content directly to customers.

The United States and Canada are the principal markets in which our sales occur.

Services

The services we offer evolve with shifts in consumer behavior.  Our platform’s complete, cloud-based end-to-end solution includes the following:

•	interactive television video player design and development;
•	signal capture, encoding and transcoding;
•	content delivery network (CDN) integration and management, which involves directing data to multiple hubs around the world to provide faster access to content for end users;
•	live video editing and tagging, which involves clipping highlights to make them available for viewing in real time;
•	content management, which involves preparing and formatting of various digital and analog TV and video formats for streaming over the Internet to multiple platforms;
•	subscriber management, including authorizing and controlling subscriber accounts;
•	security and digital rights management, which preserves the integrity of the content and protects it from unauthorized access;
•	billing services that enable customers to view subscription accounts and provide pay-per-view transactional billing and payment processing;
•	app creation, which is the development of custom applications for multiple devices;
•	delivery of streamed audio, video and other multimedia content;
•	game highlights and alerts;
•	advertising integration and substitution, which involves adding digital advertising into streamed video players;
•	quality of service monitoring;
•	customer support services;
•	Internet marketing services to drive traffic to our customers’ digital destinations;
•	social media integration, which involves the connection of social networks such as Facebook and Twitter to online viewing experiences;
•	reporting and analytics;
•	user authentication services;
•	online ticketing;
•	facilitating online merchandise sales;

•	auction engines (e.g., for jerseys and tickets); and
•	marketing and advertising sales.

We endeavor to offer our customers all of the services they need to satisfy the demands of their consumers.

Distribution Methods

We distribute content through two primary methods:

•	Internet-enabled browser-based devices, including:
•	personal computers and laptops;
•	mobile devices such as the iPhone, BlackBerry and Android;
•	gaming consoles such as Sony PS3 and Xbox;
•	tablets such as the iPad;
•	Internet-enabled TVs such as those manufactured by Samsung and LG;
•	third-party set top boxes (STBs), including Roku and Boxee; and
•	other Internet-enabled consumer accessories; and
•	standard television sets through use of our Internet-connected STBs.

Both of our distribution methods take advantage of the public Internet.  As a result, content delivered by NeuLion is available globally and is potentially unlimited in reach and interactive functionality.

Revenue

We earn revenue in two broad categories:  services revenue and equipment revenue.  Services revenue accounts for the majority of our revenue and includes setup fees, monthly and annual fees, and variable fees.  Equipment revenue includes the rental, sale and shipping of STBs to content partners and/or end users as well as computer hardware sales.  Our revenue streams are described in detail under Item 7 below under the heading “OPERATIONS.”

Competition

The extraordinary technology investment required to deliver live and on-demand content to any Internet-enabled device has created high barriers to entry into this market.  Nonetheless, various types of both direct and indirect competitors present themselves across the professional sports, college sports and TV Everywhere market sectors of our B2B business.  Direct competition has arisen from the internal technical teams of our prospective customers with new increased accessibility to Internet video technology, incumbent software companies in the front-end video player software space, consulting and technology reseller companies, and small niche technology companies.

First, we face direct competition from the internal technology teams of companies that are not, at the core, technology companies, as various appliances, components, and services of video streaming technology are becoming increasingly accessible for their use.  This is especially true in the case of fixed line telecommunications and mobile telephony companies who offer or plan to offer video services, as they typically possess the technical resources required to develop such technologies in-house even though they may not have this type of expertise at present.

Second, we are seeing increasing competition directly from software and, to a lesser extent, hardware companies that were not previously active in our markets.  These technology companies are developing more and more video technology tools to enable media companies to deliver content over the Internet themselves.  Further, companies such as Microsoft and Adobe are aggressively pushing their end user video player technologies into the digital video market to attempt to acquire a portion of the revenues available there.  Though we partner with these types of businesses, they will sometimes develop online video solutions for top tier partners to both showcase and secure the use of their own video player technologies.

Third, an increasing number of small competitors are focusing on only one piece of the digital video delivery process, such as content encoding, streaming or monetization.  These types of companies often initially develop a deep expertise in one niche component of the digital video ecosystem, and we expect them to continue to increase the breadth of their offerings.

Finally, we also see indirect competition from media technology companies, such as Hulu or Netflix, who develop their own technologies internally and then distribute and monetize the entertainment and international programming of other content owners across different devices. Our prospective customers who are content producers or aggregators (such as TV networks and studios) may elect to license and distribute their content via these types of third party platforms instead of building out their own platform with our technology.

To distinguish our product line from our competitors’ offerings, we seek to be the de facto all-in-one interactive video solution provider for our customers.  Our key differentiator is our ability to provide a complete, integrated, end-to-end solution with the most comprehensive suite of Internet video delivery services available, as many companies in our markets offer far narrower choices of services than we do.  Our suite of technology and other services is directed at the entire spectrum of content distribution:  aggregation; delivery; monetization; support and maintenance; and services that support continued business growth for our partners.  Further, a cornerstone of our service is our ability to design, develop and launch interactive and social TV experiences far more advanced than those of our competitors.  Because of our deep experience in the market and our commitment to and investment in research and development, our enterprise platform is able to accommodate the largest (and smallest) of clients with any variety of needs.  Ultimately, we strive to meet every customer’s needs and partner with them across product lines to get them to market quickly and monetize their assets to their fullest potential.

Customer Dependence

As at December 31, 2011, two customers accounted for 11% and 14% of accounts receivable, respectively, together accounting for an aggregate of 25% of accounts receivable.  For the year ended December 31, 2011, one customer accounted for 13% of revenue.  There were no significant concentrations of accounts receivable or revenue in 2010 or 2009.

Seasonality

Our sports content business is seasonal because demand for such programming corresponds to the seasons of the sports for which we stream content.

Regulation

Governments and regulatory authorities in some jurisdictions in which our subscribers reside or our content originates may impose rules and regulations regarding content distributed over the Internet.  Regulatory schemes can vary significantly from country to country.  We may be subject to broadcasting or other regulations in countries in which we have subscribers or from which our content partners distribute their live linear feeds to us, and we may not be aware of those regulations or their application to us.  Further, governments and regulatory authorities in many jurisdictions regularly review their broadcasting rules and policies, including the application of those rules and policies to new and emerging media.

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

United States and Canada

In the United States, we may fall within the statutory definition of an MVPD, making us subject to the provisions of the Communications Act of 1934, as amended, and Federal Communications Commission (“FCC”) regulations applicable to MVPDs.  In August 2008, the FCC sought comments regarding whether regulatory fees should be imposed on IPTV service.  “IPTV” refers to the distribution of streamed audio, video and other multimedia content over a broadband network.  The FCC, however, has not ruled whether providers of IPTV content over the Internet are MVPDs, and as such, we do not consider that the statutory and regulatory requirements of MVPDs apply to us.  If we were found to be an MVPD, we would be required to:  scramble any sexually explicit programming we distributed (currently, we do not distribute any such programming); provide “closed caption” for programs we offered subscribers; comply with certain FCC advertising regulations (including advertising loudness rules, which may require report filing and investment in monitoring hardware and software); face possible exposure to state and local franchise registration or regulation; and comply with the FCC’s equal employment opportunity rules.  We generally would not be required to secure approval to deliver IPTV content over the public Internet to subscribers residing in the United States.  In addition, the FCC’s “net neutrality” rule, which requires transparency and prohibits blocking and unreasonable discrimination by broadband service providers, is under legal challenge by some broadband service providers and members of Congress.  Should efforts to overturn the rule prove successful, broadband service providers could impose restrictions on bandwidth and service delivery that may adversely impact our download speeds or ability to deliver content over those facilities.

In Canada, our activities are affected by the Broadcasting Act (Canada).  The Canadian Radio-television and Telecommunications Commission (“CRTC”) is an independent public organization that regulates and supervises the Canadian broadcasting and telecommunications systems.  The CRTC uses the objectives in the Broadcasting Act to guide its policy decisions.  In October 2009 the CRTC issued Broadcasting Order CRTC 2009-660, committing the regulator to a “New Media Exemption Order” under which the CRTC will continue to refrain from regulating most aspects of audiovisual content made available and delivered over the Internet, or delivered using other point-to-point technology and received by way of mobile devices  (the “New Media Exemption Order”).  This exemption, originally slated to be reviewed by mid-2014, refrains from requiring Canadian ownership and control, or the licensing, of undertakings engaged in such activities, among other matters.

Under the current New Media Exemption Order, there are two conditions which create exceptions to the scope of this exemption.  The first condition is an increased role in monitoring the development of markets in audiovisual content on the Internet.  This condition does not currently apply to our activities in Canada, although the CRTC indicated in Broadcasting Regulatory Policy CRTC 2010-582 that it may decide to extend these requirements to undertakings like ours.  The second condition is an anti-discrimination rule against the exercise of an “undue preference,” which is the provision by a party who controls new media distribution of unduly preferential access to its platforms and customer base.  The scope of the undue preference rule was considered by the CRTC (Broadcasting Notice of Consultation CRTC 2010-783).  Subsequently, the CRTC set out its regulatory framework for vertical integration in Broadcasting Regulatory Policy CRTC 2011-601.  The CRTC issued a code of conduct for commercial arrangements and interactions between broadcasting distribution undertakings (BDUs), programming undertakings and new media exempt undertakings.

Due to rapid technological developments, the CRTC issued a Notice of Consultation, 2011-344 (the “Consultation 2011-344”), asking for broad public commentary on developments in “new media” and “over-the-top” (“OTT”) programming. Part of the purpose of the Consultation 2011-344 was to investigate whether and how non-Canadian companies should support Canadian cultural programming, as ordered by a Standing Committee of the 40th Parliament. In Consultation 2011-344, the CRTC also stated that it has been monitoring the development of broadcasting in new media, adding that OTT programming accessed over the Internet is increasingly available to consumers at attractive price points. The results of this fact-finding exercise were inconclusive.  The CRTC stated that it considers that the record of the fact-finding exercise demonstrates that significant change is under way in the communications sphere, with potential for further change. However, according to the CRTC, the evidence does not demonstrate that the presence of OTT providers in Canada and greater consumption of OTT content is having a negative impact on the ability of the system to achieve the policy objectives of the Broadcasting Act or that there are structural impediments to a competitive response by licensed undertakings to the activities of OTT providers. Given the fast pace of change in this environment, the CRTC has stated that it intends to maintain a watching brief on OTT, and conduct financial data collection and another fact-finding exercise in May 2012 to determine if the scenarios put forth by parties with respect to potential regulatory impacts and opportunities have materialized. It is too early to tell what regulatory changes, if any, may result from Consultation 2011-344, but issues noted for comment could have a future impact on our operations.

The CRTC has also initiated Broadcasting Notice of Consultation CRTC 2011-805, “Call for comments on proposed amendments to the Exemption order for new media broadcasting undertakings – provisions relating to vertical integration”.  The CRTC, through this process, is seeking comments on proposed wording changes to the New Media Exemption Order that implement the CRTC’s regulatory framework relating to vertical integration.  The CRTC, in previous decisions, determined that no person operating under the New Media Exemption Order may offer programming designed primarily for conventional television or specialty, pay or video-on-demand services on an exclusive or other preferential basis in a manner that is dependent on the subscription to a specific mobile or retail Internet access service.  Rights for such programming shall be acquired on terms that allow the programming to be made available to competitors as part of a licensing agreement, or other such arrangements, thereby ensuring the availability of the programming to consumers of competing distributors on fair and reasonable terms.  The CRTC stated that this approach will ensure that the most popular programming is available to consumers subject to normal commercial terms and that consumers will be able to receive their preferred programming from a variety of distributors. The CRTC, through its published regulatory policies, has also set out a number of determinations designed to ensure fair treatment for independent broadcasting distribution and programming services that must compete against vertically integrated competitors. However, to encourage innovation in programming, the CRTC concluded that exclusivity may be offered for programs that are created specifically for new media platforms.

Our operations are also affected by CRTC rules adopted under the Telecommunications Act (Canada) that prevent Internet access providers from discriminating against traffic transmitted to and from our users under the Internet Traffic Management Practice (“ITMP”) regulatory framework issued in Telecom Regulatory Policy CRTC 2009-657.  The ITMP framework regulates how Internet access providers handle traffic on the public Internet.  The ITMP framework:  prohibits content-blocking; requires detailed prior public notice, followed by a 30-day warning period, before any retail traffic-shaping measures are implemented; and prohibits traffic-shaping that does not address a justifiable purpose in a manner that is narrowly tailored, minimizes harm, and could not have been reasonably avoided through network investment or economic approaches.  Except as otherwise described, while we are not aware of any proposed regulatory initiatives regulating IPTV content in any of the jurisdictions in which our subscribers reside, we cannot assure you that regulations or orders will not be amended in the future in a manner that requires us to modify or block content in particular jurisdictions in order to continue distributing our IPTV services to subscribers in those jurisdictions or that otherwise affects our operations negatively.

United Kingdom

The United Kingdom Office of Communications (“Ofcom”) implemented regulations in 2010 dealing with On-Demand Programme Services (“ODPS”).  It adopted a co-regulatory structure with The Authority for Television On Demand (“ATVOD”) having primary responsibility over content issues and the Advertising Standards Association regulating advertising on ODPS.  Ofcom has backstop powers to regulate both content and advertising on such services.  ATVOD has issued guidance on what on-demand services fall within its regulatory scope.  Service providers caught by this regulatory regime for ODPS have to register their service with ATVOD and pay a license fee.  ATVOD is currently consulting on the license fees to be paid in 2012-2013.  Other European Union member states have implemented different regulatory structures to deal with video-on-demand (“VOD”) services under their jurisdiction.  If we merely provide access but do not exercise editorial control over the content of a VOD service, the selection of the programs, or the manner in which the programs are organized, we believe that we will not be regulated by ATVOD; however, ATVOD has adopted an expansive interpretation of activities that constitute “editorial control” which is being challenged by a number of companies who have been subjected to ATVOD’s jurisdiction.  Moreover, as we believe that we are not currently established in the UK or any other European Union member state for the purposes of the directive, neither our streamed nor our on-demand video services will be regulated within the European Union.

European Union

An update to the European Union directive, entitled the “Audiovisual and Media Services Directive,” was adopted on April 15, 2010.  This amendment expanded the original directive to cover all non-linear VOD services, such as IPTV service providers and content, including subscription-based IPTV content that is distributed over the public Internet in the United Kingdom and to other European Union member states, and subjected these to certain regulatory requirements.  A streamed IPTV service could be subject to regulation as a broadcast service in certain situations.  Under the directive, whether a broadcast or on-demand service, it will be regulated in the member state in which the service provider is established (for example, where it has its head office and editorial control is exercised), and may be subject to any stricter rules of the target country, particularly in instances of “unsuitable content.”  Editorial transparency rules have been extended to VOD providers, as have rules protecting children from certain content and advertising.  Only the basic tier of regulations otherwise apply to VOD providers, with the more extensive regulations applying only to broadcasters.

International Telecommunications Union (“ITU”)

The ITU is the United Nations agency for information and communication technologies.  It allocates global radio spectrum and satellite orbits, and develops the technical standards for the interconnection of networks and technologies.  Some members of the ITU have initiated a review of international treaties governing use and regulation of the Internet, including proposals that could lead to granting new regulatory and fee-based rights to individual countries, challenging the current open nature of the Internet.  If adopted, these directives could be used to restrict access to IPTV or subject it to additional fees.  It is too soon to determine the direction of these efforts.

Other International Laws and Regulations

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

Employees

As of March 14, 2012, we had 369 total employees, 291 of whom were full-time employees.

Executive Officers

The following sets forth information regarding our executive officers.  The term of each officer is for one year or until a successor is elected.  Officers are normally elected annually.

Name and Age	Office	Term as Officer
Nancy Li, 54	President and Chief Executive Officer	2008-present
G. Scott Paterson, 48	Executive Chairman; Executive Vice Chairman	2005-2007 and 2008; 2008-present
Arthur J. McCarthy, 55	Chief Financial Officer	2008-present
Roy E. Reichbach, 49	General Counsel and Corporate Secretary	2008-present
Horngwei (Michael) Her, 48	Executive Vice President, Research and Development	2008-present
Ronald Nunn, 59	Executive Vice President, Business Operations	2008-present
Marc Sokol, 56	Executive Vice President, Marketing and Business Development	2010-2012
J. Christopher Wagner, 52	Executive Vice President, Marketplace Strategy	2008-present

Nancy Li has been our President and Chief Executive Officer since October 2008.  She is the founder of NeuLion USA, Inc. (“NeuLion USA”), our wholly-owned subsidiary, and has been its Chief Executive Officer since its inception in 2003.  From 2001 to 2003, Ms. Li established and ran iCan SP, a provider of end-to-end service management software for information technology operations and a wholly-owned subsidiary of CA Inc., which was formerly known as Computer Associates International, Inc. (“Computer Associates”).  From 1990 to 2001, Ms. Li was Executive Vice President and Chief Technology Officer for Computer Associates, and prior to that held a variety of management positions covering virtually every facet of Computer Associates’ business from a development and engineering perspective.  Ms. Li holds a Bachelor of Science degree from New York University.  Ms. Li is married to Charles B. Wang, the chairman of our Board of Directors.

G. Scott Paterson has been our Executive Vice Chairman since October 2008.  Prior to his current position, Mr. Paterson was our Chairman from January 2002 until October 2008 and Chief Executive Officer from May 2005 until October 2007 and again from June 2008 until October 2008.  Mr. Paterson is a Director, Chairman of the Audit Committee and a member of the Strategic Committee of Lions Gate Entertainment (NYSE:LGF).  Mr. Paterson is also Chairman of Automated Benefits Corp. (TSX:AUT) and Apogee Silver Ltd. (TSX:APE).  He is also the Chairman of the Merry Go Round Children’s Foundation and a Governor of Ridley College.  From October 1998 until December 2001, Mr. Paterson was Chairman and CEO of Yorkton Securities Inc., which under his leadership became Canada’s leading technology investment bank.  Mr. Paterson has served in the past as Chairman of the Canadian Venture Stock Exchange and as Vice Chairman of the TSX.  Mr. Paterson is a graduate of Ridley College and earned a Bachelor of Arts (Economics) degree from the University of Western Ontario.  In 2009, Mr. Paterson obtained the ICD.D designation by graduating from the Rotman Institute of Corporate Directors at the University of Toronto.

Arthur J. McCarthy has been our Chief Financial Officer since November 2008.  Mr. McCarthy is also an Alternate Governor of the New York Islanders Hockey Club, L.P. (“New York Islanders”) on the National Hockey  League (“NHL”) Board of Governors.  From 1985 until November 2008, Mr. McCarthy was the Senior Vice President and Chief Financial Officer of the New York Islanders and was responsible for the financial affairs of the club and its affiliated companies.  From 1977 to 1985, Mr. McCarthy was a member of the Audit Practice of KPMG Peat Marwick, reaching the position of Senior Manager.  Mr. McCarthy was licensed in the State of New York as a Certified Public Accountant in 1980 and holds a Bachelor of Science degree from Long Island University – C.W. Post College.

Roy E. Reichbach has been our General Counsel and Corporate Secretary since October 2008 and has been the General Counsel and Corporate Secretary of NeuLion USA since 2003.  Mr. Reichbach is also an Alternate Governor of the New York Islanders on the NHL Board of Governors.  From 2000 until October 2008, Mr. Reichbach was the General Counsel of the New York Islanders and was responsible for the legal affairs of the club and its affiliated real estate companies.  From 1994 until 2000, Mr. Reichbach was Vice President – Legal at Computer Associates.  Prior to that, he was a trial lawyer in private practice.  Mr. Reichbach holds a Bachelor of Arts degree from Fordham University and a Juris Doctorate degree from Fordham Law School.  He has been admitted to practice law since 1988.

Horngwei (Michael) Her has been our Executive Vice President, Research and Development since October 2008 and the Executive Vice President of Research and Development of NeuLion USA since January 2004.  From 2000 to 2003, Mr. Her ran the development team for iCan SP.  Prior to that, Mr. Her served as Senior Vice President for Research & Development at Computer Associates.  He is also the co-inventor of several computer systems patents.  Mr. Her holds a college degree from Taipei Teaching College and a Master of Computer Science degree from the New York Institute of Technology.

Ronald Nunn has been our Executive Vice President, Business Operations since October 2008 and the Executive Vice President of Business Operations of NeuLion USA since January 2004.  From 2000 to 2003, Mr. Nunn was in charge of business operations at iCan SP.  Between 1987 and 2000, Mr. Nunn held a number of senior management positions at Computer Associates.  From 1982 to 1987, Mr. Nunn directed certain research and development and operating projects with UCCEL (formerly University Computing Company).

Marc Sokol served as our Executive Vice President, Marketing and Business Development from November 2010 through January 2012.  From April 2000 through October 2010, Mr. Sokol served as a partner in and venture capital investor for JK&B Capital.  At JK&B Capital he was a key member of the software and Internet team, leading investments in startups, and was an active member of its Board of Directors.  Prior to joining JK&B Capital, Mr. Sokol held a number of executive management positions at Computer Associates, including being the senior executive responsible for all worldwide marketing.  Mr. Sokol resigned from his position with the Company on January 31, 2012 but continues to serve the Company on a consulting basis.

J. Christopher Wagner has been our Executive Vice President, Marketplace Strategy since November 2010 and the Executive Vice President of Marketplace Strategy of NeuLion USA since February 2004.  Mr. Wagner was our Executive Vice President of Sales from October 2008 until November 2010.  From 2000 to 2003, Mr. Wagner worked as the Chief Executive Officer and member of the Board of Directors of several private equity and venture capital firms, including Metiom, MetaMatrix, Exchange Applications and Digital Harbor.  From 1984 to 2000, Mr. Wagner held several positions at Computer Associates, culminating in his becoming Executive Vice President and General Manager of Services, responsible for building that company’s Government Partner Program and Global Consulting Business.  Mr. Wagner received a Bachelor of Arts degree from the University of Delaware.

Item 1A. Risk Factors

An investment in our common stock is highly speculative and involves a high degree of risk.  The following are specific and general risks that could affect us.  If any of the circumstances described in these risk factors actually occurs, or if additional risks and uncertainties not presently known to us or that we do not currently believe to be material in fact occur, our business, financial condition or results of operations could be harmed or otherwise negatively affected.  In that event, the trading price of our common stock could decline, and you could lose part or all of your investment.  In addition to carefully considering the risks described below, together with the other information contained in this Annual Report on Form 10-K, you should also consider the risks described under the caption “Regulation” in Item 1 hereof, which risk factors are incorporated by reference into this Item 1A.  In addition, these factors represent risks and uncertainties that could cause actual results to differ materially from those implied by forward-looking statements contained in this Annual Report on Form 10-K.

We may need additional capital to fund continued growth, which may not be available on acceptable terms or at all, and could result in our business plan being limited and our business being harmed.

Our ability to increase revenue will depend in part on our ability to continue growing the business by developing IPTV platforms for new customers as well as maintaining and increasing our proprietary networks’ subscriber bases, which may require significant additional capital that may not be available to us.  We may need additional financing due to future developments, changes in our business plan or failure of our current business plan to succeed, which could result from increased marketing, distribution or programming costs.  Our actual funding requirements could vary materially from our current estimates.  If additional financing is needed, we may not be able to raise sufficient funds on favorable terms or at all.  Continued turbulence in the financial markets has made it more difficult for early stage companies such as ours to access capital markets on acceptable terms or at all.  If we issue common stock, or securities convertible into common stock, in the future, such issuance will result in the then-existing stockholders sustaining dilution to their relative proportion of our outstanding equity.  If we fail to obtain any necessary financing on a timely basis, then our ability to execute our current business plan may be limited, and our business, liquidity and financial condition could be harmed.

The continuing global economic crisis could result in decreases in customer traffic and otherwise negatively affect our business and financial results and negatively impact our liquidity and capital resources.

The global economy, including the U.S. economy, is still experiencing the effects of a severe recession.  As a business that is dependent upon consumer discretionary spending, we face another challenging year because our IPTV platform customers’ subscribers and our proprietary network subscribers may have less money to spend on non-essential items as a result of job losses, foreclosures, bankruptcies, reduced access to credit and falling home prices.  Any resulting decreases in customer traffic and revenue, or our customers’ inability to pay for subscribed services, will negatively impact our financial performance because reduced revenue results in smaller profit margins and could negatively impact our business, financial condition and results of operations.  Additionally, many of the long-term effects and consequences of the recent recession are currently unknown; any one or all of them could potentially negatively impact our liquidity and capital resources, including our ability to raise additional capital if needed.

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

The current costs of Internet connections and network access may rise with the increasing popularity of IPTV services, which could negatively impact our profitability.

We rely on Internet providers for our principal connections and network access and to stream audio and video content to subscribers.  As demand for IPTV services increases, we cannot assure you that Internet providers will continue to price their network access services on reasonable terms.  The distribution of streaming media requires distribution of large content files and providers of network access may change their business model and increase their prices significantly, which could slow the widespread acceptance of such services.  In order for our media content services to be successful, there must be a reasonable price model in place to allow for the continuous distribution of large streaming media files.  We have limited or no control over the extent to which any of these circumstances may occur, and if network access prices rise significantly, then our profitability could be negatively impacted.

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

One of our objectives is to acquire and maintain programming that sustains loyal audiences in or across various demographic groups.  The attractiveness of our content offerings and our ability to retain and grow the audiences for our programs will be an important factor in our ability to sell subscriptions and advertising.  Our content offerings may not attract or retain the number of subscribers that we anticipate and some content may offend or alienate subscribers that are outside of the target audience for that content.  We cannot assure you that our content offerings will enable us to retain our various audiences.  If we lose the rights to distribute any specific programming or channels and fail to attract comparable programming with similar audience loyalty, the attractiveness of our service to subscribers or advertisers could decline and our business could suffer.

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

The success and the availability of Internet-based products and services depends in part upon the continued growth and maintenance of the Internet infrastructure itself, including its protocols, architecture, network backbone, data capacity and security.  Spam, viruses, worms, spyware, denial of service or other attacks by hackers and other acts of malice may affect not only the Internet’s speed, reliability and availability but also its continued desirability as a vehicle for commerce, information and user engagement.  If the Internet proves unable to meet the new threats and increased demands placed upon it, our business plans, user and advertiser relationships, site traffic and revenues could be harmed.

We may be unable to manage rapidly expanding operations.

We are continuing to grow and diversify our business both domestically and internationally.  As a result, we will need to expand and adapt our operational infrastructure.  To manage growth effectively, we must, among other things, continue to develop our internal and external sales forces, our distribution infrastructure capability, our customer service operations and our information systems, maintain our relationships with content partners, effectively enter new areas of the sports, international, entertainment and variety programming markets and effectively manage the demands of day-to-day operations in new areas while attempting to execute our business strategy and realize the projected growth and revenue targets developed by our management.  We will also need to continue to expand, train and manage our employee base, and our management must assume even greater levels of responsibility.  If we are unable to manage growth effectively, we may experience a decrease in subscriber growth and an increase in subscriber turnover, which could negatively impact our financial condition, profitability and cash flows.

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

We could suffer failures or damage due to events that are beyond our control, which could harm our brand and operating results.

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

We rely on our partners for content, and anything that negatively impacts their business could harm our business as well.

The success of our business depends significantly on our relationships with our content partners.  We enter into partner agreements to acquire Internet distribution rights to sports, international, entertainment and variety content.  Our realization of our business goals depends in part on the cooperation, good faith, programming and overall success of our partners in providing marketable content.  Because of our dependency on our partners, should a partner’s business suffer as a result of increased competition, increased costs of programming, technological problems, regulatory changes, adverse effects of litigation or other factors, our business may suffer as well.  Financial difficulties experienced by our providers, such as bankruptcy, insolvency, liquidation or winding up of daily operations, could also have negative consequences on our business.

We place significant reliance on the contracts we enter into with our partners, and their default or other inability to perform under these contracts could harm our business and results of operation.

A failure by one of our partners or other third-party providers to perform its obligations under its agreement could have detrimental financial consequences for our business.  The agreements are for various terms and have varying provisions regarding renewal or extension.  If we are unable to renew or extend these agreements at the conclusion of their respective terms, we may not be able to obtain substitute programming, or substitute programming may not be comparable in quality or cost to the existing programming, which could harm our business and results of operations.

We operate in competitive and evolving markets, and if we are not able to evolve and compete effectively, our revenues may decline significantly.

We operate in competitive and evolving markets locally, nationally and globally.  These markets are subject to rapid technological change and changes in customer preferences and demand.  In seeking market acceptance, we will encounter competition for both subscribers and advertising revenue from many sources, including other IPTV services, direct broadcast satellite television services and digital and traditional cable systems that carry sports and ethnic programming.  Traditional cable and satellite television already has a well-established and dominant market presence for its services, and Internet portals, video file-sharing service providers and other third-party providers of video content over the Internet may distribute other content.  Many of these competitors have substantially greater financial, marketing and other resources than we do.  As the IPTV market grows (resulting from higher bandwidths, faster modems and wider programming selections), an increasing number of Internet-based video program offerings will be available to our current and potential customers.  In addition, our competitors, in both the traditional satellite and cable television broadcasting and IPTV markets, could exclusively contract with sports, international, entertainment and variety content providers that are not under contract with us, creating significant competition in both the content and IPTV markets.  Our revenues could decline significantly if we are unable to compete successfully with traditional and other emerging providers of video programming services.

We may be required to abandon or change business practices in Canada, including the exercise of exclusive distribution rights, if the regulator deems them to be unduly preferential.

Many of our content partner agreements give us the exclusive Internet distribution rights to the related content and channels.  In Canada, the CRTC conditions its exemption of Internet-based “new media” from licensing and Canadian ownership and control requirements on compliance with an anti-discrimination rule prohibiting the exercise of an “undue preference.”  The CRTC is currently considering the scope of this rule.  If the CRTC decides that certain of our business practices, including the exercise of exclusive Internet distribution rights, are not consistent with this rule, then such decision could harm our business by allowing subscribers to obtain this content or these channels from other providers.  If this content or these channels are offered elsewhere on the Internet on more attractive terms, we could lose these subscribers, which could negatively impact our results of operations.

We may cease to be exempted from the requirements of the Broadcasting Act (Canada).

We rely on the CRTC’s 2009 New Media Exemption Order, which exempts Internet-based “new media” from Canadian licensing and Canadian ownership and control requirements.  Such exemption allows us to attract and serve Canadian subscribers without being subject to such requirements.  The CRTC’s exemption decision is subject to review by mid-2014 or at such time as events dictate.  If the CRTC decides, upon review, to rescind or roll back its New Media Exemption Order, we could become subject to requirements of the Broadcasting Act that could harm our ability to conduct business in Canada.

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

In the event that our partners are in breach of the distribution rights related to specific programming and other content, we may be required to cease distributing or marketing the relevant content to prevent any infringement of related rights, and may be subject to claims of damages for infringement of such rights.  We may also be required to file a claim against a given partner if the distribution rights related to specific programming are breached, and we cannot assure you that we would be successful in any such claim.  Any alleged liability could harm our business by damaging our reputation, requiring us to incur legal costs in defense of any such claim, and exposing us to significant awards of damages and costs and diverting management’s attention from our operations.

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

If litigation is successfully brought by a third party against us in respect of intellectual property, we may be required to cease distributing or marketing certain products or services, obtain licenses from the holders of the intellectual property at material cost, redesign affected products in such a way as to avoid infringing intellectual property rights or seek alternative licenses from other third parties that may offer inferior programming, any or all of which could hurt our business, financial condition and results of operations.  If those intellectual property rights are held by a competitor, we may be unable to obtain the intellectual property at any price, which could also negatively impact our competitive position.  Any of these results could harm our business, financial condition and results of operations.

We do not have exclusive Internet distribution rights to all of our content and the cost of renewing such rights or obtaining such rights for new content may be higher than expected.

Many of our content partner agreements give us the exclusive Internet distribution rights to the related content and channels.  However, if this content or these channels were not exclusive and were offered elsewhere on the Internet on more attractive terms, we could lose a portion of our subscribers, which could hurt our results of operations.

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

In addition, some of the existing partner agreements that give us exclusive Internet distribution rights have renewal mechanisms that are tied to our ability to generate specified revenue share amounts or specified subscriber numbers in respect of particular channels.  If we are unable to meet these targets, then we may have to renegotiate the agreements when they come up for renewal or may lose one or more of our exclusive licenses.  Renegotiated license fees may be more expensive than anticipated.  We may be unable to obtain our programming consistently at a cost that is reasonable or appealing to our customers, which may impair our marketing efforts, reputation and brand and reduce our revenue.

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

If our security technology is compromised, it could weaken our ability to contract for licenses to distribute content over the Internet.  We use security measures intended to make theft of our content more difficult.  However, if we are required to upgrade or replace existing security technology, the cost of such security upgrades or replacements could negatively impact our financial condition, profitability and cash flows.  In addition, other illegal methods that compromise Internet transmissions may be developed in the future.  If we cannot control compromises of our service, then our net subscriber acquisition costs and subscriber turnover could increase, our revenue could decrease and our ability to contract for licenses to distribute content over the Internet could be impaired.

Privacy concerns relating to elements of our service could damage our reputation and deter current and potential users from using our products and services.

From time to time, concerns may be expressed about whether our products and services compromise the privacy of users and others.  Concerns about our collection, use or sharing of personal information or other privacy-related matters, even if unfounded, could damage our reputation and result in a loss of user confidence and ultimately in a loss of users, partners or advertisers, which could harm our business and operating results.

We depend on key personnel and relationships, and the loss of their services or the inability to attract and retain them may negatively impact our business.

We are dependent on key members of our senior management.  In addition, innovation is important to our success, and we depend on the continued efforts of our executive officers and key employees, who have specialized technical knowledge regarding our distribution infrastructure and information technology systems and significant business knowledge regarding the IPTV industry and subscription services.  The market for the services of qualified personnel is competitive and we may not be able to attract and retain key employees.  If we lose the services of one or more of our executive officers or key employees, or fail to attract qualified replacement personnel, then our business and future prospects could be harmed.

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

If any of these risks are realized, it could hurt our business, financial position and results of operations.

We may not realize the anticipated benefits of the TransVideo acquisition.

On October 1, 2010, we completed our acquisition of TransVideo, which prior to the acquisition was a third-party supplier to us of STBs.  We entered into the acquisition with the expectation that, if consummated, it would provide us with greater control over the future development of TransVideo’s STBs and also afford us substantial opportunities for marketing our IPTV services in China due to TransVideo’s existing relationships in that geographic region.  A variety of factors may impede our ability to achieve the anticipated benefits of this acquisition, including our ability to successfully integrate TransVideo’s operations and employees with ours, to realize cost savings by controlling the production of STBs, and to leverage TransVideo’s relationships in China due to regulatory restrictions and other circumstances beyond our control.

Item 1B. Unresolved Staff Comments

As a smaller reporting company, we are not required to include this information in our Annual Report on Form 10-K.

Item 2. Properties

Our principal executive offices are located in Plainview, New York.  We lease the following properties:

Description	Location	Expiration of Lease	Use of Property
Lease	Toronto, Ontario, Canada	July 2017	Business office
Lease	Shanghai, China	June 2013	Business office
Lease	Sanford, Florida	November 2012	Business office
Lease	New York, New York	August 2012	Business office
Lease	Plainview, New York	December 2013	Business office
Lease	London, England	Month-to-month	Business office
Lease	Burnaby, British Columbia, Canada	March 2014	Business office
Lease	Beijing, China	August 2012	Business office
Lease	Shenzhen, China	October 2012	Business office
Lease	Shenzhen, China	Month-to-month	Factory
Lease	Toronto, Ontario, Canada	December 2012	Colocation/equipment
Lease	London, England	Quarter-to-quarter	Colocation/equipment
Lease	Slough, England	December 2012	Colocation/equipment
Lease	Guilford, England	Month-to-month	Colocation/equipment
Lease	Neve Ilan, Israel	Month-to-month	Colocation/equipment
Lease	Singapore	Month-to-month	Colocation/equipment
Lease	Palo Alto, CA	December 2012	Colocation/equipment

Lease	Miami, FL	Month-to-month	Colocation/equipment
Lease	Savage, MD	August 2012	Colocation/equipment
Lease	Bellevue, NE	June 2013	Colocation/equipment
Lease	North Bergen, NJ	December 2012	Colocation/equipment
Lease	Hauppauge, NY	August 2012	Colocation/equipment
Lease	New York, NY	December 2012	Colocation/equipment
Lease	Dallas, TX	December 2012	Colocation/equipment

Item 3. Legal Proceedings

There is no material litigation currently pending or threatened against us or, to our knowledge, any of our officers or directors in their capacity as such.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price Information

There is no established public trading market for our common stock in the United States.  The principal established foreign public trading market for our common stock is the Toronto Stock Exchange, where our common stock trades under the symbol NLN.  The table below sets forth, for the periods indicated, the high and low sales prices of the common stock on the Toronto Stock Exchange, in Canadian dollars, for each full quarterly period within its two most recent fiscal years, as reported by the Toronto Stock Exchange.
Fiscal Year	High	Low

2011
First Quarter	$0.60	$0.37
Second Quarter	$0.50	$0.27
Third Quarter	$0.40	$0.21
Fourth Quarter	$0.31	$0.16

2010
First Quarter	$0.89	$0.45
Second Quarter	$0.72	$0.40
Third Quarter	$0.55	$0.36
Fourth Quarter	$0.61	$0.34

Stockholders

As of March 14, 2012, there were approximately 155 holders of record of our common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2011 with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders
Second Amended and Restated Stock Option Plan(1)	15,980,375	(1)	$0.67	(1)	1,521,163
Restricted Share Plan	0		N/A		0
2006 Stock Appreciation Rights Plan(2)	675,000	(2)	$0.61	(2)	6,325,615
Amended and Restated Directors’ Compensation Plan(3)	0	(3)	N/A	(3)	92,300
Amended and Restated Retention Warrants Plan	626,750		$2.60		1,873,250
Employee Share Purchase Plan(4)	0	(4)	N/A		N/A
Equity compensation plans not approved by security holders
None	N/A		N/A		N/A
Total	17,282,125		$0.74		9,812,328

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

(3)	Shares of common stock are issued directly under the Amended and Restated Directors’ Compensation Plan (“Directors’ Compensation Plan”) without exercise of any option, warrant or right.
(4)	We have not issued shares under the Employee Share Purchase Plan since its approval by our stockholders.

Pursuant to a Restricted Share Agreement (the “Restricted Share Agreement”) with our executive, Marc Sokol, dated as of November 12, 2010, we agreed to issue 2,500,000 shares of common stock to Mr. Sokol over a four-year period.  Mr. Sokol will be issued 25% of the shares on each anniversary of November 12, 2010, with 25% of each tranche of newly issued shares to be released on each such anniversary and an additional 25% to be released each successive year thereafter.  In the event of a change in control of the Company, the shares of common stock shall be immediately issued and released to Mr. Sokol.  Upon Mr. Sokol’s resignation on January 31, 2012, prior to issuance of all of the shares, 1,875,000 unissued shares were forfeited.

In connection with our merger in October 2008, and independently of an equity compensation plan, we issued certain warrants to company employees.  As of December 31, 2011, these warrants could be exercised for 4,975,000 shares of common stock at a weighted average exercise price of $0.98.

Repurchases of Equity Securities

None.

Recent Sales of Unregistered Securities

Information regarding other securities sold by us but not registered under the Securities Act of 1933, as amended (the “Securities Act”), during the fiscal year ended December 31, 2011 has been previously included in our Quarterly Reports on Form 10-Q for the periods ended March 31, 2011, June 30, 2011 and September 30, 2011 and in Current Report on Form 8-K filed with the SEC on July 1, 2011.

The following sets forth information regarding securities sold by us but not registered under the Securities Act subsequent to the fiscal year ended December 31, 2011 through the date of this filing that were not reported on a Current Report on Form 8-K filed with the SEC during that period:

On January 17, 2012, we issued shares of common stock without registration under the Securities Act to non-management directors in payment pursuant to our Directors’ Compensation Plan of their semi-annual directors’ fees for the six-month period ended December 31, 2011 in the following aggregate amounts:

John R. Anderson	42,727
Gabriel A. Battista	34,545
Shirley Strum Kenny	36,364
David Kronfeld	36,364
Charles B. Wang	40,000
Total	190,000

The aggregate value of the 190,000 shares of common stock issued to Dr. Kenny and Messrs. Anderson, Battista, Kronfeld and Wang was $47,723 on the date of issuance.  We issued these shares of common stock pursuant to the exemption from registration set forth in Section 4(2) of the Securities Act and Regulation D promulgated thereunder.  This issuance qualified for exemption from registration under the Securities Act because (i) each of the directors was an accredited investor at the time of the issuance, (ii) we did not engage in any general solicitation or advertising in connection with the issuance, and (iii) each of the directors received restricted securities.

Item 6. Selected Financial Data

As a smaller reporting company, we are not required to include this information in our Annual Report on Form 10-K.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

 Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis (“MD&A”) of the financial condition and results of operations of the Company should be read in conjunction with our audited consolidated financial statements and accompanying notes for the years ended December 31, 2011 and 2010, which have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”).  All dollar amounts are in U.S. dollars (“US$” or “$”) unless stated otherwise.  As at March 14, 2012, the Bank of Canada noon rate for conversion of United States dollars to Canadian dollars (“CDN$”) was US$1 to CDN$ 0.9915.

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

Statements about our future plans and intentions, results, levels of activity, performance, goals, achievements or other future events constitute forward-looking statements.  Wherever possible, words such as “may,”  “will,”  “should,”  “could,”  “expect,”  “plan,”  “intend,”  “anticipate,” “believe,” “estimate,” “predict,” or “potential” or the negative or other variations of these words, or similar words or phrases, have been used to identify these forward-looking statements.  These statements reflect management’s current beliefs and are based on information available to management as at the date of this Annual Report on Form 10-K.

Forward-looking statements involve significant risk, uncertainties and assumptions. Many factors could cause actual results, performance or achievements to differ materially from the results discussed or implied in the forward-looking statements. These factors should be considered carefully and readers should not place undue reliance on the forward-looking statements. Although the forward-looking statements contained in this MD&A are based upon what management believes to be reasonable assumptions, we cannot assure readers that actual results will be consistent with these forward-looking statements. These forward-looking statements are made as of the date of this Annual Report on Form 10-K and we assume no obligation to update or revise them to reflect new events or circumstances, except as required by law. Many factors could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements that may be expressed or implied by such forward-looking statements, including: our ability to develop and execute on our business plan, including further diversifying our customer base; continuing to invest in and expand our sports-related business; our ability to increase revenue; general economic and market segment conditions; our customers’ subscriber levels; the financial health of our customers;  our ability to pursue and consummate acquisitions in a timely manner; our continued relationships with our customers; our ability to negotiate favorable terms for contract renewals; competitor activity; product capability and acceptance rates; technology changes; regulatory changes; foreign exchange risk; interest rate risk; and credit risk.  A more detailed assessment of the risks that could cause actual results to materially differ from current expectations is contained in Item 1A, “Risk Factors.”

Overview

NeuLion is a leading technology service provider delivering live and on-demand content to Internet-enabled devices.  Through our cloud-based end-to-end solution, we build and manage private, interactive digital networks that enable our customers to provide a destination for their subscribers to view and interact with their content.  We were incorporated on January 14, 2000 under the Canada Business Corporations Act and were domesticated under Delaware law on November 30, 2010.  Our common stock is listed on the Toronto Stock Exchange (“TSX”).

Our core business and business model has evolved from a provider of professional information technology services and international programming to a provider of customized, end-to-end interactive, video services for a wide range of professional and collegiate sports properties, cable networks and operators, content owners and distributors, and telecommunication companies.  Shifts in consumer behavior drive technology requirements, and our technology empowers our customers to capitalize on the growing consumer demand for viewing video content on multiple types of Internet-enabled devices.  Our technology enables delivery to a range of Internet-enabled devices, including personal computers, laptops, mobile devices, gaming consoles, tablets, Internet-enabled TVs, third-party set top boxes (“STBs”), standard TV sets that have Internet-connected STBs and other Internet-enabled consumer accessories.  Our platform offers an end-to-end service, which includes content management, subscriber management, digital rights management, billing services, app creation, content delivery and advertising substitution.

Key Developments in Fiscal 2011

On June 29, 2011, we completed a private placement of approximately $5.0 million of Class 4 Preference Shares (the "Class 4 Preference Shares") priced at $0.4582 per share.  The private placement was made to JK&B Capital V, L.P. and to JK&B Special Opportunity Fund, L.P., an entity in which Mr. Wang, the Chairman of the Board of Directors of the Company, holds an ownership interest.  Mr. Kronfeld, another director of the Company, holds ownership interests in both JK&B entities.  The Class 4 Preference Shares bear certain rights, preferences, privileges and restrictions including, as and when duly declared by the Board of Directors of the Company, the right to receive fixed preferential cumulative dividends at the rate of 8% per annum from issuance.   Unless declared earlier by the Board of Directors out of the assets of the Company properly applicable to the payment of dividends, such dividends shall be payable only upon a liquidation event or redemption by the Company, as provided in the Company's Certificate of Designation for the Class 4 Preference Shares.  The proceeds of the private placement are being used for general working capital purposes.

Overall Performance

We use the term “organic” to refer to the period-over-period changes in our revenues and expenses, excluding the revenues and expenses of TransVideo (acquisition consummated October 1, 2010).  This permits readers to better compare current year and prior year revenues and expenses, and to understand changes that have occurred, without regard to the effect of the acquisition of TransVideo.

Highlights

➢	Total Revenue increased by $6.5 million, or 20%, as compared to the prior year.

➢	Services Revenue increased by $5.1 million, or 16%, as compared to the prior year.

➢	Cost of Services Revenue, exclusive of depreciation and amortization, improved by 3%, as a percentage of services revenue, as compared to the prior year.

➢	Non-GAAP Adjusted EBITDA Loss (as defined below) improved by $4.1 million, or 37%, as compared to the prior year.

Overview

Total revenue for fiscal 2011 was $39.7 million, an increase of $6.5 million, or 20%, from $33.2 million in fiscal 2010.  The improvement was a result of organic growth of $5.4 million and a $1.1 million increase in revenue from TransVideo.

The organic revenue growth of $5.4 million was due to an increase in our services revenue of $5.1 million and an increase in our equipment revenue of $0.3 million.  The $5.1 million increase in services revenue was comprised of $0.6 million of revenue from new customers coupled with $4.5 million from existing customers.

Our net loss attributable to common stockholders for fiscal 2011 was $14.2 million, or a loss of $0.10 per basic and diluted share of common stock, compared with a net loss of $17.5 million, or a loss of $0.14 per basic and diluted share of common stock, in fiscal 2010.  The decrease in net loss attributable to common stockholders of $3.3 million, or 19%, was due to the following:

•	an increase in total revenue of $6.5 million;
•	a decrease in selling, general and administrative expenses, excluding stock-based compensation of $0.7 million;
•	a decrease in stock-based compensation of $0.7 million (non-cash item);
•	a $0.1 million foreign exchange loss in fiscal 2010 as compared to a nominal foreign exchange gain in 2011; and
•	an improvement to the carrying amount of redeemable preferred stock of $0.5 million (non-cash item).

offset by the following:

•	an increase in cost of revenue of $1.9 million;
•	an increase in research and development expenses of $1.2 million;
•	an increase in depreciation and amortization of $0.2 million (non-cash item);
•	a loss on dissolution of majority-owned subsidiary of $0.2 million in fiscal 2011 (non-cash item);
•	deferred income taxes of $0.3 million in fiscal 2011 (non-cash item); and
•	an unrealized gain on derivative of $1.4 million in fiscal 2010 (non-cash item).

Our non-GAAP Adjusted EBITDA loss (as defined below) was $6.9 million for the year ended December 31, 2011, compared with $11.0 million for the year ended December 31, 2010.  The improvement in non-GAAP Adjusted EBITDA loss was due to the impact of the items noted in the net loss discussion above.

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

The reconciliation from net loss to non-GAAP Adjusted EBITDA loss is as follows:

Consolidated Statement of Operations Reconciliation:
	Years ended,
	December 31,
	2011	2010
	$	$

Consolidated net loss on a GAAP basis	(14,373,030)	(17,167,466)

Depreciation and amortization	5,367,289	5,177,980
Stock-based compensation	1,647,422	2,360,187
Unrealized gain on derivative	0	(1,389,300)
Loss on dissolution of majority-owned subsidiary	227,402	0
Deferred income taxes	299,094	0
Investment income and foreign exchange gain (loss)	(44,883)	(14,634)

Non-GAAP Adjusted EBITDA loss	(6,876,706)	(11,033,233)

OPERATIONS

Revenue

We earn revenue from four broad categories of customers:

•
TV Everywhere
This category contains all of our non-sports customers that own content rights, including content aggregators and distributors.  These customers include Dish Network, KyLinTV, Sky Angel, BTN2GO and the Independent Film Channel.

•
Pro Sports
This category contains all of our major, minor and junior sports league customers.  These customers include the National Football League (NFL), the National Hockey League (NHL), the National Basketball Association (NBA), Ultimate Fighting Championship (UFC), Major League Soccer (MLS) and the American Hockey League (AHL).

•
College Sports
This category contains all of our college and collegiate conference customers.  We partner with many National Collegiate Athletic Association (NCAA) schools and have agreements in place with over 150 colleges, universities and related websites.

•	Other This category includes our business-to-consumer (“B2C”) business, in which we market our own content directly to customers, and various consulting services.

Within each of these four categories of customers, revenue is categorized as follows:

•	Services revenue, which consists of:

•	Setup fees - non-recurring and charged to customers for design, setup and implementation services.

•	Monthly/annual fees - recurring and charged to customers for ongoing hosting, support and maintenance.

•	Variable fees - recurring and earned through subscriptions, usage, advertising, support and eCommerce.

▪
Subscription revenue consists of recurring revenue based on the number of subscribers.  Revenue is typically generated on a monthly, quarterly or annual basis and can be either a fixed fee per user or a variable fee based on a percentage of the subscription price.

▪	Usage fees are charged to customers for bandwidth and storage.
▪	Advertising revenues are earned through the insertion of advertising impressions on websites and in streaming video at a cost per thousand impressions.
▪	Support revenue consists of fees charged to our customer for providing customer support to their end users.
▪	eCommerce revenues are earned through providing customers with ticketing and retail merchandising web solutions.

•
Equipment revenue, which is non-recurring, consists of the sale of STBs to content partners and/or end users and is recognized when title to a STB passes to our customer.  Shipping revenue, STB rentals and computer hardware sales are also included in equipment revenue.

Cost and Expenses

Cost of services revenue

Cost of services revenue primarily consists of:

•	royalty payments;
•	broadcast operating costs (teleport fees, bandwidth usage fees, colocation fees); and
•	cost of advertising revenue, which is subject to revenue shares with the content provider.

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

•
Marketing – represents expenses for both global and local marketing programs that focus on corporate marketing activities (B2B) and marketing campaigns for various sports and international properties (B2C).  These initiatives entail both online and traditional expenditures and include search engine marketing, digital media buys, e-mail and social media marketing, grassroots and event marketing, print and radio advertising, and reseller/affiliate sales channels;

•	Professional fees – represents legal, accounting, and public and investor relations expenses; and

•	Other SG&A expenses – represents travel expenses, rent, office supplies, corporate IT services, credit card processing fees and other general operating expenses.

Research and development

Research and development costs (“R&D”) primarily consist of wages and benefits for R&D department personnel.

RESULTS OF OPERATIONS

Fiscal 2011 to Fiscal 2010

Our consolidated financial statements for our fiscal years ended December 31, 2011 and 2010 have been prepared in accordance with U.S. GAAP.  A comparison of our results of operations for fiscal 2011 and fiscal 2010 is as follows:

	2011	2010	Change
	$	$	%
Revenue
Services revenue	36,612,650	31,500,279	16%
Equipment revenue	3,053,732	1,673,469	82%
Total Revenue	39,666,382	33,173,748	19%

Costs and expenses
Cost of services revenue, exclusive of depreciation
and amortization shown separately below	13,985,258	12,842,304	9%
Cost of equipment revenue	2,391,212	1,575,118	52%
Selling, general and administrative, including
stock-based compensation	25,612,668	27,101,557	-5%
Research and development	6,201,372	5,048,189	23%
Depreciation and amortization	5,367,289	5,177,980	4%
	53,557,799	51,745,148	4%
Operating loss	(13,891,417)	(18,571,400)	-24%

Other income (expense)
Unrealized gain on derivative	-	1,389,300	-
Gain (loss) on foreign exchange	12,985	(47,160)	-128%
Investment income	31,898	61,794	-48%
Loss on dissolution of majority-owned subsidiary	(227,402)	-	-
	(182,519)	1,403,934	-113%
Net and comprehensive loss before income taxes	(14,073,936)	(17,167,466)	-17%
Deferred income taxes	(299,094)	-	-
Net and comprehensive loss	(14,373,030)	(17,167,466)	-15%
Net loss attributable to non-controlling interest	21,485	8,771	145%
Net loss attributable to controlling interest	(14,351,545)	(17,158,695)	-15%
Adjustment to the carrying amount of redeemable preferred stock	153,233	(362,046)	-142%
Net and comprehensive loss attributable to NeuLion, Inc. common stockholders	(14,198,312)	(17,520,741)	-18%

Revenue

Services revenue

Services revenue increased from $31.5 million for the year ended December 31, 2010 to $36.6 million for the year ended December 31, 2011.  Services revenue includes revenue from TV Everywhere, pro sports, college sports and other customers and is comprised of set-up fees, annual/monthly fees and variable fees.  Year-over-year variances in each sector are detailed below:

TV Everywhere

Revenue from TV Everywhere customers increased from $8.5 million for the year ended December 31, 2010 to $9.1 million for the year ended December 31, 2011.  The $0.6 million increase was a result of an increase in set-up fees of $0.4 million and variable subscription fees of $0.2 million.

Pro Sports

Revenue from Pro Sports customers increased from $7.0 million for the year ended December 31, 2010 to $12.6 million for the year ended December 31, 2011.  The $5.6 million improvement was the result of an increase in revenues from the following: set-up fees of $1.7 million; variable subscription fees of $1.6 million; variable support fees of $0.7 million; and variable usage fees of $1.6 million.

College Sports

Revenue from College Sports customers decreased from $10.8 million for the year ended December 31, 2010 to $10.6 million for the year ended December 31, 2011.  The $0.2 million change was a result of a decrease in variable eCommerce revenues.

Other Customers

Revenue from other customers decreased from $5.2 million for the year ended December 31, 2010 to $4.3 million for the year ended December 31, 2011.  The $0.9 million change primarily resulted from decreases of $0.6 million in variable subscription fees and $0.2 million in variable advertising fees.

Equipment revenue

Equipment revenue increased from $1.7 million for the year ended December 31, 2010 to $3.1 million for the year ended December 31, 2011.  The $1.4 million increase was comprised of organic growth of $0.3 million and an increase in revenue from TransVideo of $1.1 million.  Over 85% of our equipment revenue is generated from our TV Everywhere customers.

Costs and Expenses

Cost of services revenue

Cost of services revenue increased from $12.8 million for the year ended December 31, 2010 to $14.0 million for the year ended December 31, 2011.  Cost of services revenue as a percentage of services revenue decreased from 41% for the year ended December 31, 2010 to 38% for the year ended December 31, 2011.  The 3% improvement (as a percentage of services revenue) primarily relates to our having negotiated lower rates on bandwidth costs.

Cost of equipment revenue

Cost of equipment revenue increased from $1.6 million for the year ended December 31, 2010 to $2.4 million for the year ended December 31, 2011.  Cost of equipment revenue as a percentage of equipment revenue decreased from 94% for the year ended December 31, 2010 to 78% for the year ended December 31, 2010.  The 16% improvement (as a percentage of equipment revenue) was primarily the result of purchasing STBs at lower prices through the acquisition of TransVideo.

Selling, general and administrative, including stock-based compensation

Selling, general and administrative, including stock-based compensation, decreased from $27.1 million for the year ended December 31, 2010 to $25.6 million for the year ended December 31, 2011.  The total decrease of $1.5 million was due to an organic decrease of $2.0 million offset by an increase of $0.5 million from TransVideo.  The individual variances are as follows:

•
Wages and benefits increased from $16.2 million for the year ended December 31, 2010 to $17.0 million for the year ended December 31, 2011.  The organic increase of $0.8 million was due to an increase in employees.

•
Stock-based compensation expense decreased from $2.4 million for the year ended December 31, 2010 to $1.7 million for the year ended December 31, 2011.  The decrease of $0.7 million was primarily due to the modification of five million incentive warrants in 2010 which resulted in an expense of $1.1 million in that year; no such expense was incurred in 2011.   This was offset by compensation expense of $0.3 million resulting from additional grants of stock options.

•
Marketing expenses decreased from $0.9 million for the year ended December 31, 2010 to $0.7 million for the year ended December 31, 2011.  The $0.2 million decrease was primarily due to a decrease in online marketing.

•
Professional fees decreased from $2.2 million for the year ended December 31, 2010 to $1.8 million for the year ended December 31, 2011.   The $0.4 million decrease primarily represents legal fees and valuation services provided in connection with the acquisition of TransVideo in 2010.

•	Other SG&A expenses decreased from $5.4 million for the year ended December 31, 2010 to $4.4 million for the year ended December 31, 2011. The $1.0 million decrease was primarily due to a $0.6 million reserve for a receivable in 2010.

Research and development

Research and development costs increased from $5.0 million for the year ended December 31, 2010 to $6.2 million for the year ended December 31, 2011.  TransVideo accounted for $0.5 million of the increase.  The organic increase of $0.7 million increase was due to an increase in R&D employees.

Depreciation and amortization

Depreciation and amortization increased from $5.2 million for the year ended December 31, 2010 to $5.4 million for the year ended December 31, 2011.   The $0.2 million increase was due to the amortization of TransVideo’s acquired intangible assets.

Unrealized gain on derivative securities

Unrealized gain on derivative securities decreased from $1.4 million for the year ended December 31, 2010 to $0 for the year ended December 31, 2011.   We adopted ASC 815-40 effective January 1, 2009, which required us to record at fair value all convertible securities denominated in a currency other than our functional currency.  Our only such securities were 11,000,000 warrants denominated in Canadian dollars.  Accordingly, on January 1, 2009, the grant date fair value of U.S. $2.5 million of these 11,000,000 warrants was reallocated from additional paid-in capital, a derivative liability was recorded in the amount of $0.6 million and an adjustment of $1.9 million was made to opening accumulated deficit.  These warrants expired on October 20, 2010.  The difference between the fair value at December 31, 2010 of zero and the fair value at December 31, 2009 of $1.4 million resulted in an unrealized gain on derivative of $1.4 million.

These warrants were recorded at their relative fair values at issuance, determined using the Black-Scholes-Merton model.  Any change in value between reporting periods was recorded as other income (expense).

 LIQUIDITY AND CAPITAL RESOURCES

Our cash position was $12.3 million at December 31, 2011.  In 2011, we used $3.6 million to fund operations in 2011, which included cash inflows from changes in operating assets and liabilities of $3.3 million.   Additionally, we received $4.8 million (net) in a private placement and spent $1.9 million to purchase fixed assets.

As of December 31, 2011, our principal sources of liquidity included cash and cash equivalents of $12.3 million and trade accounts receivable of $3.5 million.  We closed a $5.0 million private placement of our Class 4 Preference Shares on June 29, 2011; we are using the net proceeds of $4.8 million from this private placement for general working capital purposes.  We continue to closely monitor our cash balances to ensure that we have sufficient cash on hand to meet our operating needs.  Management believes that we have sufficient liquidity to meet our working capital and capital expenditure requirements for the next twelve months.

At December 31, 2011, approximately 86% of our cash and cash equivalents were held in accounts with U.S. banks that received a BBB+ rating from Standard and Poor’s and an A3 rating from Moody’s.  The Company believes that these U.S. financial institutions are secure notwithstanding the current global economy and that we will be able to access the remaining balance of bank deposits.  Our investment policy is to invest in low-risk short-term investments which are primarily term deposits.  We have not had a history of any defaults on these term deposits, nor do we expect any in the future given the short term to maturity of these investments.

 Our business as currently operated is still in its early stages, with only a few years of operating history.  In 2006, our business model evolved from a provider of professional information technology services and international programming to a provider of customized, end-to-end interactive, video services for a wide range of professional and collegiate sports properties, cable networks and operators, content owners and distributors, and telecommunication companies.  From our inception, we have incurred substantial net losses and have an accumulated deficit of $75.3 million; however, our non-GAAP Adjusted EBITDA losses (as previously defined) have continuously improved year-over-year and management expects this trend to continue.  We continue to review our operating structure in an attempt to maximize revenue opportunities, further reduce costs and achieve profitability.  Based on our current business plan and internal forecasts, and considering the risks that are present in the current global economy, we believe that our cash on hand will be sufficient to meet our working capital and operating cash requirements for the next twelve months.  However, we will require expenditures of significant funds for marketing, building our subscriber management systems, programming and website development, maintaining adequate video streaming and database software, pursuing and maintaining channel distribution agreements with our channel partners, fees relating to acquiring and maintaining Internet streaming rights to our content and the construction and maintenance of our delivery infrastructure and office facilities.  Cash from operations could be affected by various risks and uncertainties, including, but not limited to, the risks detailed in this Annual Report on Form 10-K.  If our actual cash needs are greater than forecasted and if cash on hand is insufficient to meet our working capital and cash requirements for the next twelve months, we will require outside capital in addition to cash flow from operations in order to fund our business.  Our short operating history, our current lack of profitability and the prolonged upheaval in the capital markets could each or all be factors that might negatively impact our ability to obtain outside capital on reasonable terms, or at all.  If we were ever unable to obtain needed capital, we would reevaluate and reprioritize our planned capital expenditures and operating activities.  We cannot assure you that we will ultimately be able to generate sufficient revenue or reduce our costs in the anticipated time frame to become profitable and have sustainable net positive cash flows.

Working Capital Requirements

Our net working capital at December 31, 2011 was $(2.7) million, a decrease of $4.1 million from the December 31, 2010 net working capital of $1.4 million.  Our working capital ratios at December 31, 2011 and 2011 were 0.88 and 1.08, respectively.  Included in current liabilities at December 31, 2011 and 2010 are approximately $6.6 million and $6.4 million, respectively, of liabilities (deferred revenue) that we do not anticipate settling in cash.  Excluding these liabilities, our working capital ratios at December 31, 2011 and 2010 were 1.26 and 1.72, respectively.

The change in working capital was primarily due to an increase in current liabilities of $4.1 million.

Current assets at December 31, 2011 were $18.9 million, an increase of $0.1 million from the December 31, 2010 balance of $18.8 million.

Current liabilities at December 31, 2011 were $21.5 million, an increase of $4.1 million from the December 31, 2010 balance of $17.4 million.  The change was due to an increase in accounts payable of $4.1 million.

Cash Flows

Summary balance sheet data:

	As at December 31,
	2011	2010
	$	$
Current Assets
Cash and cash equivalents	12,346,882	12,929,325
Accounts receivable, net	3,494,077	2,356,843
Other receivables	309,764	296,154
Inventory, net	797,436	946,780
Prepaid expenses and deposits	1,189,311	1,014,703
Due from related parties	734,452	1,261,776
Total current assets	18,871,922	18,805,581

Current Liabilities
Accounts payable	9,597,359	5,504,489
Accrued liabilities	5,314,308	5,431,217
Due to related parties	13,298	26
Deferred revenue	6,624,693	6,432,445
Total current liabilities	21,549,658	17,368,177

Working capital ratio	0.88	1.08

Comparative summarized cash flows:

	Year Ended
	December 31,
	2011	2010
	$	$

Cash used in operating activities	(3,556,164)	(8,105,864)
Cash used in investing activities	(1,875,825)	(1,708,983)
Cash provided by financing activities	4,849,546	9,786,493

Operating activities

Cash used in operating activities for the year ended December 31, 2011 was $3.6 million.  Changes in net cash used in operating activities reflect the consolidated net loss of $14.4 million for the year, less:

•	non-cash items in the amount of $7.5 million, which relates to stock-based compensation, depreciation and amortization, deferred income taxes and loss on dissolution of majority-owned subsidiary; and

•	changes in operating assets and liabilities of $3.3 million.

Investing activities

Cash used in investing activities for the year ended December 31, 2010 was $1.9 million.  These funds were used to purchase fixed assets.

Financing activities

Cash provided by financing activities was $4.8 million for the year ended December 31, 2011.  These funds were received from a $5.0 million private placement of Class 4 Preference Shares, offset by professional fees of $0.2 million.

Off Balance Sheet Arrangements

The Company did not have any off balance sheet arrangements as of December 31, 2011.

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

Risks associated with financial instruments

Foreign exchange risk

We are exposed to foreign exchange risk as a result of transactions in currencies other than our functional currency of the United States dollar.  The majority of our revenues are transacted in U.S. dollars, and the majority of our expenses are transacted in U.S. or Canadian dollars.  We do not use derivative instruments to hedge against foreign exchange risk.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our consolidated financial statements are prepared in conformity with U.S. GAAP, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.  On an ongoing basis, management reviews its estimates to ensure they appropriately reflect changes in our business and new information as it becomes available. If historical results and other factors used by management to make these estimates do not reasonably predict future actual results, our consolidated financial position and results of operations could be materially impacted.

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

Accounts receivable

We maintain a provision for estimated losses resulting from the inability of our customers to make required payments. Management considers the following factors when determining the collectability of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends and changes in customer payment terms. If the financial conditions of our customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required.  As of December 31, 2011 and 2010, the allowance for doubtful accounts was $64,132 and $60,555, respectively.

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

Property, plant and equipment

We review the carrying value of property, plant and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. If these future undiscounted cash flows are less than the carrying value of the asset, then the carrying amount of the asset is written down to its fair value, based on the related estimated discounted future cash flows. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property, plant and equipment is used and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, no impairment was recorded for the years ended December 31, 2011 and 2010.

Intangible assets

We review the carrying value of our definite lived intangible assets for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. If these future undiscounted cash flows are less than the carrying value of the asset, then the carrying amount of the asset is written down to its fair value, based on the related estimated discounted future cash flows. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the intangible assets are used and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, no impairment was recorded for the years ended December 31, 2011 and 2010.

Goodwill

Goodwill is not amortized but is subject to an annual impairment test at the reporting unit level and between annual tests if changes in circumstances indicate a potential impairment.  The Company performs this annual goodwill impairment test as of October 1 of each calendar year.  Goodwill impairment is assessed based on a comparison of the fair value of each reporting unit to the underlying carrying value of the reporting unit's net assets, including goodwill. If the carrying value of the reporting unit exceeds its fair value, the Company performs the second step of the goodwill impairment test to determine the amount of the impairment loss. The second step of the impairment test involves comparing the implied fair value of the reporting unit's goodwill with its carrying amount to measure the amount of impairment loss, if any. The Company's impairment test is based on its single operating segment and reporting unit structure.  For the years ended December 31, 2011 and 2010, there was no impairment loss.

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

Restricted share units give the holder the right to one share of common stock for each vested restricted share unit.  These awards vest on a monthly basis over a four-year vesting period.  Stock-based compensation expense related to restricted share unit awards is recorded based on the market value of the common stock when the common stock is issued, which generally coincides with the vesting period of these awards.

Restricted stock awards gives the holder the right to one share of common stock for each vested share of restricted stock.  These awards vest on a yearly basis over a four-year vesting period.  Stock-based compensation expense is recorded based on the market value of the common stock on the grant date and recognized over the vesting period of these awards.

Amortization policies and useful lives

We amortize the cost of property, plant and equipment and intangible assets over the estimated useful service lives of these items. The determinations of estimated useful lives of these long-lived assets involve considerable judgment. In determining these estimates, we take into account industry trends and Company-specific factors, including changing technologies and expectations for the in-service period of these assets. On an annual basis, we reassess our existing estimates of useful lives to ensure they match the anticipated life of the technology from a revenue producing perspective. If technological change happens more quickly than anticipated, we might have to shorten our estimate of the useful life of certain equipment, which could result in higher amortization expense in future periods or an impairment charge to write down the value of this equipment.

Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating the actual current tax expense, together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. The carrying value of our deferred tax assets is adjusted by a valuation allowance to recognize the extent to which the future tax benefits will be recognized on a more likely than not basis. Our net deferred tax liability consist primarily of indefinite lived intangibles.

We record valuation allowances in order to reduce our deferred tax assets to the amount expected to be realized. In assessing the adequacy of recorded valuation allowances, we consider a variety of factors, including the scheduled reversal of deferred tax liabilities, future taxable income, and prudent and feasible tax planning strategies. Under the relevant accounting guidance, factors such as current and previous operating losses are given significantly greater weight than the outlook for future profitability in determining the deferred tax asset carrying value.

Relevant accounting guidance addresses the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under such guidance, we must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such uncertain tax positions are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-05, “Presentation of Comprehensive Income” (“ASU No. 2011-05”), which improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income (“OCI”) by eliminating the option to present components of OCI as part of the statement of changes in stockholders' equity. The amendments in this standard require that all nonowner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Subsequently in December 2011, the FASB issued Accounting Standards Update No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income” (“ASU No. 2011-12”), which indefinitely defers the requirement in ASU No. 2011-05 to present on the face of the financial statements reclassification adjustments for items that are reclassified from OCI to net income in the statement(s) where the components of net income and the components of OCI are presented. The amendments in these standards do not change the items that must be reported in OCI, when an item of OCI must be reclassified to net income, or change the option for an entity to present components of OCI gross or net of the effect of income taxes. The amendments in ASU No. 2011-05 and ASU No. 2011-12 are effective for interim and annual periods beginning after December 15, 2011 and are to be applied retrospectively. The adoption of the provisions of ASU No. 2011-05 and ASU No. 2011-12 will not have a material impact on the Company's consolidated financial position or results of operations.

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, “Testing Goodwill for Impairment” (“ASU No. 2011-08”), which allows entities to use a qualitative approach to test goodwill for impairment. ASU No. 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. ASU No. 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of the provisions of ASU No. 2011-08 will not have a material impact on our consolidated financial position or results of operations.

OUTSTANDING SHARE DATA

We had a total of 140,202,310 shares of common stock outstanding at March 14, 2012.  In addition, at such date we had outstanding, in the aggregate, 54,846,208 Class 3 Preference Shares, Class 4 Preference Shares, options, stock appreciation rights, warrants, retention warrants and restricted stock, each of which is exchangeable for one share of common stock upon exercise or conversion.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The term “disclosure controls and procedures” is defined in Rule 13a-14(c) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to the company’s management as appropriate to allow timely decisions regarding required disclosure.

Our Chief Executive Officer and Chief Financial Officer, with the assistance of other members of our management, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011 (the “Evaluation”).  Based upon the Evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) are effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate “internal control over financial reporting” (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)).  Management evaluates the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission Internal Control - Integrated Framework.  Our Chief Executive Officer and Chief Financial Officer, with the assistance of other members of our management, assessed the effectiveness of our internal control over financial reporting as of December 31, 2011, and concluded that it is effective.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management’s report on internal control over financial reporting was not subject to attestation by the Company’s independent registered public accounting firm pursuant to an exemption for smaller reporting companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Changes in Internal Control Over Financial Reporting

As of December 31, 2011, no change in our internal control over financial reporting has been identified that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item regarding executive officers is incorporated herein by reference to the section titled “Executive Officers” in Item 1 of this Annual Report on Form 10-K.  The other information required by this item is incorporated herein by reference to the section titled “PROPOSAL 1 – Election of Directors” of the proxy statement for our Annual Meeting of Stockholders scheduled to be held on or about June 5, 2012.  Definitive proxy materials will be filed with the SEC pursuant to Regulation 14A no later than April 29, 2012.

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference to the section titled “STATEMENT OF EXECUTIVE AND DIRECTOR COMPENSATION” of the proxy statement for our Annual Meeting of Stockholders scheduled to be held on or about June 5, 2012.  Definitive proxy materials will be filed with the SEC pursuant to Regulation 14A no later than April 29, 2012.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item related to securities authorized for issuance under our equity compensation plans is incorporated herein by reference to the section titled “Equity Compensation Plan Information” under Item 5 of this Annual Report on Form 10-K.

The information required by this item related to security ownership of certain beneficial owners is incorporated herein by reference to the section titled “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” of the proxy statement for our Annual Meeting of Stockholders scheduled to be held on or about June 5, 2012.  Definitive proxy materials will be filed with the SEC pursuant to Regulation 14A no later than April 29, 2012.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the sections titled “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT – Certain Relationships and Related Transactions” and “CORPORATE GOVERNANCE MATTERS – Independence of Directors” of the proxy statement for our Annual Meeting of Stockholders scheduled to be held on or about June 5, 2012.  Definitive proxy materials will be filed with the SEC pursuant to Regulation 14A no later than April 29, 2012.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the section titled “PROPOSALS REQUIRING YOUR VOTE – ITEM 2 – RATIFICATION OF THE APPOINTMENT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS – Services and Fees of Independent Registered Public Accountants” of the proxy statement for our Annual Meeting of Stockholders scheduled to be held on or about June 5, 2012.  Definitive proxy materials will be filed with the SEC pursuant to Regulation 14A no later than April 29, 2012.

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

3.1	Certificate of Domestication (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 6, 2010)

3.2	Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K/A filed February 18, 2011)

3.3	By-laws (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed December 6, 2010)

3.4	Certificate of Amendment to the Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed June 9, 2011)

3.5	Certificate of Designation for Class 4 Preference Shares (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed July 1, 2011)

4	Form of stock specimen (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed December 6, 2010)

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

10.5 #	Restricted Share Plan, as amended (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 5, 2010)

10.6 #	Amended and Restated Directors’ Compensation Plan, as amended (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K, filed March 17, 2011)

10.7 #	Employee Share Purchase Plan (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form 10, filed April 9, 2009)

10.8 #	Form of Rights Agreement under the 2006 Stock Appreciation Rights Plan (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form 10, filed April 9, 2009)

10.9
Contract for Services, dated as of June 1, 2008, between KyLinTV, Inc. and NeuLion, Inc. (portions of this exhibit have been omitted pursuant to a request for confidential treatment on file with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.19 to Amendment No. 3 to the Company’s Registration Statement on Form 10, filed June 23, 2009)

10.10
License Agreement, dated as of June 1, 2006, between NeuLion, Inc. and ABS-CBN Global Limited (portions of this exhibit have been omitted pursuant to a request for confidential treatment on file with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.22 to Amendment No. 3 to the Company’s Registration Statement on Form 10, filed June 23, 2009)

10.11
Contract for Services, dated as of June 22, 2007, between Sky Angel U.S., LLC and NeuLion, Inc. (portions of this exhibit have been omitted pursuant to a request for confidential treatment on file with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form 10, filed June 23, 2009)

10.12
Contract for Products and Services, dated January 4, 2010, between NeuLion, Inc., NeuLion USA, Inc. and DISH Network L.L.C. (portions of this exhibit have been omitted pursuant to a request for confidential treatment on file with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K, filed March 17, 2010)

10.13
Amendment to that Certain “Contract for Services” Agreement dated June 22, 2007 by and between Sky Angel U.S. LLC and NeuLion, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed July 2, 2010)

10.14
Customer Support Service Amendment to Contract for Products and Services made and entered into July 7, 2010, by and among NeuLion USA, Inc., DISH Network, L.L.C and NeuLion, Inc. (portions of this exhibit have been omitted pursuant to a request for confidential treatment on file with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed  July 16, 2010)

10.15
Subscription Agreement dated as of August 12, 2010 between NeuLion, Inc. and JK&B Capital V Special Opportunities Fund, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed August 18, 2010)

10.16
Subscription Agreement dated as of August 12, 2010 between NeuLion, Inc. and JK&B Capital V, L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed August 18, 2010)

10.17
Subscription Agreement dated as of August 12, 2010, between NeuLion, Inc. and The Gabriel A. Battista Revocable Trust Under a Trust dated August 22, 2006 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed August 18, 2010)

10.18
Digital Media and Technology Agreement, effective as of October 1, 2010, between NHL Interactive CyberEnterprises, LLC and NeuLion, Inc. (portions of this exhibit have been omitted pursuant to a request for confidential treatment on file with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.1  to the Company’s Current Report on Form 8-K, filed July 21, 2011)

10.19
Subscription Agreement dated as of June 29, 2011 between NeuLion, Inc. and JK&B Capital V, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 1, 2011)

10.20
Subscription Agreement dated as of June 29, 2011 between NeuLion, Inc. and JK&B Capital V Special Opportunity Fund, L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 1, 2011)

10.21
Registration Rights Agreement dated June 29, 2011 among JK&B Capital V Special Opportunity Fund, L.P., JK&B Capital V, L.P. and NeuLion, Inc. (incorporated by reference to Exhibit 10.3  to the Company’s Current Report on Form 8-K filed July 1, 2011)

21*	Subsidiaries

31.1*	Certification of the Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) of the Exchange Act

31.2*	Certification of the Chief Financial Officer (Principal Financial Officer) pursuant to Rule 13a-14(a) of the Exchange Act

32*	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

NEULION, INC.

March 16, 2012	By:	/s/ Nancy Li
Name: Nancy Li
Title: Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Charles B. Wang	Chairman of the Board	March 16, 2012
Charles B. Wang	and Director

/s/ Nancy Li	Chief Executive Officer	March 16, 2012
Nancy Li	and Director (Principal
Executive Officer)

/s/ G. Scott Paterson	Vice Chairman of the Board	March 16, 2012
G. Scott Paterson	and Director

/s/ Arthur J. McCarthy	Chief Financial Officer	March 16, 2012
Arthur J. McCarthy	(Principal Financial and Accounting
Officer)

/s/ Roy E. Reichbach	General Counsel, Corporate	March 16, 2012
Roy E. Reichbach	Secretary and Director

/s/ John R. Anderson	Director	March 16, 2012
John R. Anderson

/s/ Gabriel A. Battista	Director	March 16, 2012
Gabriel A. Battista

/s/ Shirley Strum Kenny	Director	March 16, 2012
Shirley Strum Kenny

/s/ David Kronfeld	Director	March 16, 2012
David Kronfeld

NeuLion, Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
NeuLion, Inc.

We have audited the accompanying consolidated balance sheets of NeuLion, Inc. (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive loss, equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2011, the Company adopted authoritative guidance which changed the accounting for multiple deliverable revenue arrangements.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NeuLion, Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
Jericho, New York
March 16, 2012

NEULION, INC.

CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. dollars, unless otherwise noted)

	As of December 31,

	2011	2010
	$	$

ASSETS
Current
Cash and cash equivalents	12,346,882	12,929,325
Accounts receivable, net	3,494,077	2,356,843
Other receivables	309,764	296,154
Inventory	797,436	946,780
Prepaid expenses and deposits	1,189,311	1,014,703
Due from related parties	734,452	1,261,776
Total current assets	18,871,922	18,805,581
Property, plant and equipment, net	4,294,476	5,119,422
Intangible assets, net	6,609,465	9,283,151
Goodwill	11,327,626	11,240,432
Other assets	226,266	259,497
Total assets	41,329,755	44,708,083

LIABILITIES AND EQUITY
Current
Accounts payable	9,597,359	5,504,489
Accrued liabilities	5,314,308	5,431,217
Due to related parties	13,298	26
Deferred revenue	6,624,693	6,432,445
Total current liabilities	21,549,658	17,368,177
Long-term deferred revenue	1,050,495	548,309
Other long-term liabilities	432,159	495,275
Deferred tax liability	299,094	—
Total liabilities	23,331,406	18,411,761

Redeemable preferred stock, net (par value: $0.01; authorized: 50,000,000; issued and outstanding: 28,089,083)
Class 3 Preference Shares (par value: $0.01; authorized: 17,176,818; issued and
outstanding: 17,176,818)	10,000,000	10,128,667
Class 4 Preference Shares (par value: $0.01; authorized; 10,912,265; issued and
outstanding: 10,912,265)	4,864,591	—
Total redeemable preferred stock	14,864,591	10,128,667

NeuLion, Inc. stockholders' equity
Common stock (par value: $0.01; authorized: 300,000,000; issued and outstanding:
140,012,310 and 139,180,279, respectively)	1,400,122	1,391,802
Additional paid-in capital	77,257,524	75,480,756
Promissory notes receivable	(209,250)	(209,250)
Accumulated deficit	(75,314,638)	(60,963,093)
Total NeuLion, Inc. stockholders’ equity	3,133,758	15,700,215
Non-controlling interest	—	467,440
Total equity	3,133,758	16,167,655
Total liabilities and equity	41,329,755	44,708,083

See accompanying notes

NEULION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS
(Expressed in U.S. dollars, unless otherwise noted)

	Years ended December 31,
	2011	2010
	$	$

Revenue
Services revenue	36,612,650	31,500,279
Equipment revenue	3,053,732	1,673,469
	39,666,382	33,173,748

Costs and Expenses
Cost of services revenue, exclusive of depreciation and	13,985,258	12,842,304
amortization shown separately below
Cost of equipment revenue	2,391,212	1,575,118
Selling, general and administrative, including stock-based compensation	25,612,668	27,101,557
Research and development	6,201,372	5,048,189
Depreciation and amortization	5,367,289	5,177,980
	53,557,799	51,745,148
Operating loss	(13,891,417)	(18,571,400)

Other income (expense)
Unrealized gain on derivative	—	1,389,300
Gain (loss) on foreign exchange	12,985	(47,160)
Investment income	31,898	61,794
Loss on dissolution of majority-owned subsidiary	(227,402)	—
	(182,519)	1,403,934
Consolidated net and comprehensive loss before income taxes	(14,073,936)	(17,167,466)
Deferred income taxes	(299,094)	—
Consolidated net and comprehensive loss	(14,373,030)	(17,167,466)
Net loss attributable to non-controlling interest	21,485	8,771
Net and comprehensive loss attributable to controlling interest	(14,351,545)	(17,158,695)
Adjustment to the carrying amount of redeemable preferred stock	153,233	(362,046)
Net and comprehensive loss attributable to NeuLion, Inc. common stockholders	(14,198,312)	(17,520,741)

Net loss per weighted average number of shares of common stock
outstanding - basic and diluted	$(0.10)	$(0.14)

Weighted average number of shares of common stock
outstanding - basic and diluted	139,610,112	122,364,447

See accompanying notes

NEULION, INC.

CONSOLIDATED STATEMENTS OF EQUITY
(Expressed in U.S. dollars, unless otherwise noted)

						Non-
			Additional	Promissory	Accumulated	Controlling	Total
	Common stock		paid-in capital	Notes	deficit	interest	equity
	#	$	$	$	$	$	$

Balance, December 31, 2009	116,731,794	1,167,317	65,116,665	(209,250)	(43,804,398)	—	22,270,334

Exercise of stock options for
common stock	63,228	632	31,523	—	—	—	32,155
Issuance of common stock on
acquisition of TransVideo
International Ltd.	22,000,802	220,008	8,278,549	—	—	—	8,498,557
Non-controlling interest on
acquisition of TransVideo
International Ltd.	—	—	—	—	—	476,211	476,211
Accretion of issuance costs
on Class 3 Preference Shares	—	—	(12,283)	—	—	—	(12,283)
Adjustment to the carrying
amount of Class 3
Preference Shares	—	—	(362,046)	—	—	—	(362,046)
Stock-based compensation:
Issuance of common stock
on vesting of restricted
share units	6,724	67	3,743	—	—	—	3,810
Release of common stock
from escrow for services	—	—	41,401	—	—	—	41,401
Issuance of common stock
under Directors’
Compensation Plan	377,731	3,778	182,722	—	—	—	186,500
Stock options, warrants
and other compensation	—	—	2,200,482	—	—	—	2,200,482
Net loss	—	—	—	—	(17,158,695)	(8,771)	(17,167,466)
Balance, December 31, 2010	139,180,279	1,391,802	75,480,756	(209,250)	(60,963,093)	467,440	16,167,655

Accretion of issuance costs
on Class 3 Preference Shares	—	—	(24,566)	—	—	—	(24,566)
Adjustment to the carrying
amount of Class 3
Preference Shares	—	—	153,233	—	—	—	153,233
Accretion of issuance costs
on Class 4 Preference Shares	—	—	(15,045)	—	—	—	(15,045)
Stock-based compensation:
Issuance of common stock
under Directors’
Compensation Plan	382,031	3,820	144,297	—	—	—	148,117
Issuance of common stock
to consultant for services	450,000	4,500	92,329	—	—	—	96,829
Stock options, warrants
and other compensation	—	—	1,426,520	—	—	—	1,426,520
Dissolution of majority-owned
subsidiary	—	—	—	—	—	(445,955)	(445,955)
Net loss	—	—	—	—	(14,351,545)	(21,485)	(14,373,030)
Balance, December 31, 2011	140,012,310	1,400,122	77,257,524	(209,250)	(75,314,638)	—	3,133,758

See accompanying notes

NEULION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. dollars, unless otherwise noted)

	Years ended December 31,
	2011	2010
	$	$

OPERATING ACTIVITIES
Consolidated net loss	(14,373,030)	(17,167,466)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation and amortization	5,367,289	5,177,980
Stock-based compensation	1,647,422	2,360,187
Unrealized gain on derivative	—	(1,389,300)
Loss on dissolution of majority-owned subsidiary	227,402	—
Deferred income taxes	299,094	—

Changes in operating assets and liabilities
Accounts receivable	(1,199,419)	(2,753)
Inventory	105,578	381,710
Prepaid expenses, deposits and other assets	(145,778)	248,208
Other receivables	(13,610)	1,205,584
Due from related parties	527,324	483,874
Accounts payable	3,449,839	(350,837)
Accrued liabilities	(92,865)	(402,536)
Deferred revenue	694,434	1,928,935
Long-term liabilities	(63,116)	(233,055)
Due to related parties	13,272	(346,395)
Cash used in operating activities	(3,556,164)	(8,105,864)

INVESTING ACTIVITIES
Purchase of property, plant and equipment, net	(1,875,825)	(1,952,209)
Acquired cash of TransVideo	—	243,226
Cash used in investing activities	(1,875,825)	(1,708,983)

FINANCING ACTIVITIES
Private placement, net	4,849,546	9,754,338
Proceeds from exercise of stock options	—	32,155
Cash provided by financing activities	4,849,546	9,786,493
Net decrease in cash and cash equivalents during the year	(582,443)	(28,354)
Cash and cash equivalents, beginning of year	12,929,325	12,957,679
Cash and cash equivalents, end of year	12,346,882	12,929,325

See accompanying notes

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
December 31, 2011

1. Nature of Operations

NeuLion is a leading technology service provider delivering live and on-demand content to Internet-enabled devices.  Through the Company’s cloud-based end-to-end solution, the Company builds and manages private, interactive digital networks that enable the Company’s customers to provide a destination for their subscribers to view and interact with their content.  The Company was incorporated on January 14, 2000 under the Canada Business Corporations Act and were domesticated under Delaware law on November 30, 2010.  The Company’s common stock is listed on the Toronto Stock Exchange (“TSX”).

The Company’s core business and business model has evolved from a provider of professional information technology services and international programming to a provider of customized, end-to-end interactive, video services for a wide range of professional and collegiate sports properties, cable networks and operators, content owners and distributors, and telecommunication companies.  Shifts in consumer behavior drive technology requirements, and our technology empowers our customers to capitalize on the growing consumer demand for viewing video content on multiple types of Internet-enabled devices.  The Company’s technology enables delivery to a range of Internet-enabled devices, including personal computers, laptops, mobile devices, gaming consoles, tablets, Internet-enabled TVs, third-party set top boxes (“STBs”), standard TV sets that have Internet-connected STBs and other Internet-enabled consumer accessories.  The Company’s platform offers an end-to-end service, which includes content management, subscriber management, digital rights management, billing services, app creation, content delivery and advertising substitution.

2. Basis of Presentation and Significant Accounting Policies

The accompanying consolidated financial statements reflect the accounts of the Company and all of its wholly-owned and majority-owned subsidiaries and have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”).  As at December 31, 2011, the Company had a 12.2% equity interest in KyLinTV (2010 – 12.2%).  This investment is accounted for using the equity method of accounting.

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

Revenue recognition

The Company earns revenue as follows:

(i) Services Revenue:

(a)
Setup fees are charged to customers for design, setup and implementation services.  Setup fees are deferred at the beginning of the service period and recognized over the term of the arrangement, which is generally one to five years.

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
December 31, 2011

(b)
Annual and monthly fees are charged to customers for ongoing hosting, support and maintenance.  Annual hosting fees are deferred at the beginning of the service period and recognized evenly over the service period.

(c)
Subscription revenue consists of recurring revenue based on the number of subscribers.  The subscriber revenue is typically generated on a monthly, quarterly or annual basis and can be a fixed fee per user, a variable fee per user or a variable fee based on a percentage of the subscription price.  The Company defers the appropriate portion of cash received for which services have not yet been rendered and recognizes the revenue over the term of the subscription, which is generally between thirty days and one year.  Pay-per-view revenues are deferred and recognized in the period when the content is viewed.

(d)	eCommerce revenues are earned through providing customers with ticketing and retail merchandising web solutions. eCommerce revenues are recorded on a net basis when the service has been provided.

(e)
Advertising revenues are earned through the insertion of advertising impressions on websites and in streaming video at a cost per thousand impressions.  Advertising revenue is recognized based on the number of impressions displayed (“served”) during the period.  Deferred revenue for advertising represents the timing difference between collection of advertising revenue and when the advertisements are served, which is typically between thirty and ninety days.

(f)	Support revenues are earned for providing customer support to our customers’ end users. Support fees are recognized evenly over the service period.

(g)	Usage fees are charged to customers for bandwidth and storage. Usage fees are billed and recognized on a monthly basis as the service is being provided.

(ii) Equipment Revenue

Equipment revenue consists of the sale and rental of STBs to content partners and/or end users to enable the end user to receive the content over the Internet and display the signal on a standard television.  Shipping charges are included in total equipment revenue.  Revenue is recognized generally upon shipment to the customer.  The customer does not have any right of return on STBs.

Revenue is recognized when persuasive evidence of an arrangement exists, prices are determinable, collectability is reasonably assured and the goods or services have been delivered.  If any of these criteria are not met, revenue is deferred until such time as all of the criteria are met.

Prior to January 1, 2011, for arrangements with multiple elements, the Company allocates revenue to each element using the residual method; this allocation is based on vendor specific objective evidence (“VSOE”) of fair value of the undelivered items. VSOE is based on the price that the Company charges for the undelivered element based on the sales price of each element when sold on a standalone basis.  In addition, the Company defers the portion of the arrangement fee equal to the fair value of the undelivered elements until they are delivered.

Effective January 1, 2011, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update No. 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASU No. 2009-13“) and Accounting Standards Update No. 2009-14, “Certain Revenue Arrangements That Include Software Elements” (“ASU No. 2009-14”).  ASU No. 2009-13 amends guidance included within ASC Topic 605-25 to require an entity to use an estimated selling price when VSOE or acceptable third party evidence does not exist for any products or services included in a multiple element arrangement. The arrangement consideration should be allocated among the products and services based upon their relative selling prices, thus eliminating the use of the residual method of allocation. ASU No. 2009-13 also requires expanded qualitative and quantitative disclosures regarding significant judgments made and changes in applying this guidance. ASU No. 2009-14 amends guidance included within ASC Topic 985-605 to exclude tangible products containing software components and non-software components that function together to deliver the product's essential functionality. Entities that sell joint hardware and software products that meet this scope exception will be required to follow the guidance of ASU No. 2009-13. The adoption of the provisions of ASU No. 2009-13 and ASU No. 2009-14 did not materially impact the Company's consolidated financial position or results of operations.

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
December 31, 2011

The Company, at the request of one customer, has entered into a “bill and hold” arrangement.  The Company accounts for its bill and hold revenue arrangement consistent with the provisions of FASB Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition,” and recognizes revenue when the risk of ownership has passed to the customer and a fixed commitment to purchase the goods is received.  The Company does not retain any specific performance obligations, such that the earning process is not complete and ordered goods are segregated from the Company's inventory and not subject to fulfilling other orders.  Inventory consists of finished goods.  For the years ended December 31, 2011 and 2010, the Company recognized $586,500 in revenue for both years associated with this arrangement.

Cash and cash equivalents

Cash and cash equivalents consist of cash and short-term investments, such as money market funds, that have maturities of less than three months.

Accounts receivable

Accounts receivable are carried at original invoice amount.  The Company maintains a provision for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectability of specific customer accounts: customer credit-worthiness; past transaction history with the customer; current economic industry trends; and changes in customer payment terms. If the financial conditions of the Company's customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required.  As of December 31, 2011 and 2010, the allowance for doubtful accounts was $64,132 and $60,555, respectively.

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
December 31, 2011

Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which are as follows:

Computer hardware	5 years
Computer software	3 years
Furniture and fixtures	7 years
Vehicles	5 years
Leasehold improvements	Shorter of useful life and lease term

The Company reviews the carrying value of property, plant and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. If these future undiscounted cash flows are less than the carrying value of the asset, then the carrying amount of the asset is written down to its fair value, based on the related estimated discounted future cash flows. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property, plant and equipment are used and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, no impairment was recorded for the years ended December 31, 2011 and 2010.

Intangible assets

Intangible assets are recorded at cost less amortization.  Cost for intangible assets acquired through business combinations represents their fair market value at the date of acquisition.  Amortization is calculated using the straight-line method over the estimated useful lives of the intangible assets, which are as follows:

Customer relationships	5-7 years
Completed technology	5 years
Trademarks	1 year

The Company reviews the carrying value of its definite lived intangible assets for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. If these future undiscounted cash flows are less than the carrying value of the asset, then the carrying amount of the asset is written down to its fair value, based on the related estimated discounted future cash flows. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the intangible assets are used and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, no impairment was recorded for the years ended December 31, 2011 and 2010.

Goodwill

Goodwill represents the excess, at the date of acquisition, of the cost of an acquired business over the fair value of the identifiable assets acquired and liabilities assumed. Goodwill is not amortized but is subject to an annual impairment test at the reporting unit level and between annual tests if changes in circumstances indicate a potential impairment.  The Company performs an annual goodwill impairment test as of October 1 of each calendar year.  Goodwill impairment is assessed based on a comparison of the fair value of each reporting unit to the underlying carrying value of the reporting unit’s net assets, including goodwill. If the carrying value of the reporting unit exceeds its fair value, the Company performs the second step of the goodwill impairment test to determine the amount of the impairment loss. The second step of the impairment test involves comparing the implied fair value of the reporting unit's goodwill with its carrying amount to measure the amount of impairment loss, if any. The Company’s impairment test was based on its single operating segment and reporting unit structure.  For the years ended December 31, 2011 and 2010, there was no impairment loss.

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
December 31, 2011

Investment in affiliate

Investee companies that are not consolidated, but over which the Company exercises significant influence, are accounted for under the equity method of accounting. Whether or not the Company exercises significant influence with respect to an investee depends on an evaluation of several factors including, among others, representation on the investee’s board of directors and voting rights. Under the equity method of accounting, an investee's accounts are not reflected within the Company's consolidated balance sheets and statements of operations and comprehensive loss; however, the Company's share of the losses of the investee company is reflected in the caption “Equity in loss of affiliate,” in the consolidated statements of operations and comprehensive loss.  Due to KyLinTV’s accumulated losses, the Company’s investment in KyLinTV was reduced to zero as at December 31, 2008.  No further charges will be recorded as the Company has no obligation to fund the losses of KyLinTV.

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

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
December 31, 2011

Foreign currency transactions

The functional currency of the Company is the U.S. dollar.   Monetary assets and liabilities denominated in foreign currencies are re-measured into U.S. dollars at exchange rates in effect at the balance sheet dates.  These transactional foreign exchange gains or losses are included in the consolidated statements of operations and comprehensive loss.

Financial instruments

The Company's financial instruments consist of cash and cash equivalents, accounts receivable, other receivables, due from/to related parties, accounts payable and accrued liabilities, which are primarily denominated in U.S. dollars.  The carrying amount of such instruments approximates their fair values principally due to the short term nature of these items.  Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest rate, currency or credit risk arising from these financial instruments.

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

Research and Development

Costs incurred for research and development are expensed as incurred and are included in the consolidated statements of operations and comprehensive loss.

Advertising

Advertising costs are expensed as incurred and totaled $728,219 and $918,228 for the years ended December 31, 2011 and 2010, respectively.

Stock-based compensation and other stock-based payments

The Company accounts for all stock options and warrants using a fair value-based method.  The fair value of each stock option and warrant granted to employees is estimated on the date of the grant using the Black-Scholes-Merton option pricing model and the related stock-based compensation expense is recognized over the vesting period.  The fair value of the warrants granted to non-employees is measured as the warrants vest.

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

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
December 31, 2011

Restricted share units give the holder the right to one share of common stock for each vested restricted share plan unit.  These awards vest on a monthly basis over a four-year vesting period.  Stock-based compensation expense related to restricted share unit awards is recorded based on the market value of the common stock when the common stock is issued, which generally coincides with the vesting period of these awards.

Restricted stock awards give the holder the right to one share of common stock for each vested share of restricted stock.  These awards vest on a yearly basis over a four-year vesting period.  Stock-based compensation expense is recorded based on the market value of the common stock on the grant date and recognized over the vesting period of these awards.

Comparative information

We have reclassified certain prior year information to conform with the current year’s presentation.

Recently issued accounting standards

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, “Presentation of Comprehensive Income” (“ASU No. 2011-05”), which improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in Other Comprehensive Income (“OCI”) by eliminating the option to present components of OCI as part of the statement of changes in stockholders' equity. The amendments in this standard require that all nonowner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Subsequently in December 2011, the FASB issued Accounting Standards Update No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income” (“ASU No. 2011-12”), which indefinitely defers the requirement in ASU No. 2011-05 to present on the face of the financial statements reclassification adjustments for items that are reclassified from OCI to net income in the statement(s) where the components of net income and the components of OCI are presented. The amendments in these standards do not change the items that must be reported in OCI, when an item of OCI must be reclassified to net income, or change the option for an entity to present components of OCI gross or net of the effect of income taxes. The amendments in ASU No. 2011-05 and ASU No. 2011-12 are effective for interim and annual periods beginning after December 15, 2011 and are to be applied retrospectively. The adoption of the provisions of ASU No. 2011-05 and ASU No. 2011-12 will not have a material impact on the Company's consolidated financial position or results of operations.

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, “Testing Goodwill for Impairment” (“ASU No. 2011-08”), which allows entities to use a qualitative approach to test goodwill for impairment. ASU No. 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. ASU No. 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of the provisions of ASU No. 2011-08 will not have a material impact on the Company's consolidated financial position or results of operations.

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
December 31, 2011

3.  Business Combinations

The Company accounts for acquisitions using the acquisition method of accounting. The results of operations of acquisitions are included in the Company's consolidated results from their respective dates of acquisition. The Company allocates the purchase price of each acquisition to the tangible assets, liabilities, and identifiable intangible assets acquired based on their estimated fair values. The fair values assigned to identifiable intangible assets acquired were determined primarily by using an income approach which was based on assumptions and estimates made by management. The excess of the purchase price over the fair value of the identified assets and liabilities has been recorded as goodwill. Any change in the estimated fair value of the net assets prior to the finalization of the allocation for acquisitions could change the amount of the purchase price allocable to goodwill.

2010 Acquisition

On October 1, 2010, the Company completed the acquisition of 100% of the outstanding securities of TransVideo in exchange for 22,000,802 shares of common stock of the Company valued at $8,515,641. TransVideo's passive investment in KyLinTV, an IPTV company, was not included as part of the transaction.  TransVideo is a leading public Internet-based IPTV technology and solution provider headquartered in Beijing, China.  It develops proprietary hardware designs and software for encoders and transcoders, IPTV STBs, digital media storage boxes, public IPTV media servers, signal transfer and monitoring equipment and software that acts as a public IPTV player.  TransVideo was, and KyLinTV is, controlled by Mr. Wang, the Chairman of the Board of Directors of the Company.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the date of acquisition.

As at October 1, 2010

Cash	$243,226
Other current assets	2,849,414
Property, plant and equipment	209,018
Intangible assets	2,123,000
Goodwill	4,788,270
Total assets	10,212,928
Current liabilities	(1,221,076)
Non-controlling interest	(476,211)
Net assets acquired	$8,515,641

Of the $2,123,000 of acquired intangible assets, $100,000 was assigned to the TransVideo brand, $423,000 was assigned to customer relationships and $1,600,000 was assigned to completed technology.  None of the intangible assets are deductible for tax purposes.

All of the $4,788,270 of goodwill was assigned to the Company as a whole as it operates in one segment.  The goodwill is deductible for tax purposes.

The results of operations for NeuLion, TransVideo and their subsidiaries have been included in the Company’s consolidated statements of operations since the consummation of the acquisition on October 1, 2010.   The following unaudited pro forma financial information presents the combined results of NeuLion, TransVideo and their subsidiaries as if the acquisition had occurred at the beginning of 2010:

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
December 31, 2011

		Unaudited
		Proforma
	December 31,	December 31,
	2011	2010
	$	$

Total revenue	39,666,382	34,856,609
Total cost of services revenue, exclusive of depreciation and
amortization shown separately below	(13,985,258)	(12,843,960)
Total cost of equipment revenue	(2,391,212)	(2,580,850)
Total sales, general and administrative	(23,965,246)	(26,714,147)
Total research and development	(6,201,372)	(5,048,189)
Stock-based compensation	(1,647,422)	(2,360,187)
Depreciation and amortization	(5,367,289)	(5,527,244)
Operating loss	(13,891,417)	(20,217,968)
Net loss attributable to common stockholders	(14,198,312)	(19,033,607)
Net loss per weighted average number of shares of common stock
outstanding – basic and diluted	(0.10)	(0.14)

In determining the pro forma amounts above, the Company made adjustments to depreciation and amortization as a result of the revision of fair values of tangible and intangible assets performed as a result of the acquisition.

Effective July 1, 2011, the Company agreed with the other shareholders to liquidate and dissolve its majority-owned subsidiary, China iMedia Enterprise Ltd (“China iMedia”).  As a result of this agreement, China iMedia is no longer included in the Company’s consolidated financial statements except for its results of operations through the effective date of the dissolution.  The Company recorded a loss on dissolution of $227,402.

2009 Acquisition

Interactive Netcasting Systems Inc. (“INSINC”)

On October 31, 2009, the Company consummated the acquisition of 100% of the outstanding securities of INSINC.  Under the terms of the acquisition agreement, shareholders of INSINC received consideration consisting of 6,000,012 shares of common stock of the Company, CDN$2.5 million in cash, 1,000,000 purchase warrants to acquire shares of common stock at US$1.35 per share and 500,000 purchase warrants to acquire shares of common stock at US$1.80 per share.  Both series of warrants were exercisable for a period of two years and expired on November 1, 2011.  In addition, the Company incurred approximately $515,000 of direct transaction costs.

The purchase price of $6,694,293 represents: the fair value of 6,000,012 shares of common stock issued of $4,035,043; cash in the amount of $2,320,500; and the fair value of the purchase warrants in the amount of $338,750.

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
December 31, 2011

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

Of the $5,275,000 of acquired intangible assets, $95,000 was assigned to the INSINC brand, and $5,180,000 was assigned to customer relationships.  None of the intangible assets are deductible for tax purposes.

All of the $797,688 of goodwill was assigned to the Company as a whole as the company operates in one segment.  The goodwill is not deductible for tax purposes.

4. Inventory

Inventory consists of the following:

	December 31,	December 31,
	2011	2010
	$	$

Raw materials	148,253	277,092
Finished goods	649,183	669,688
	797,436	946,780

5. Property, Plant and Equipment

The details of property, plant and equipment and the related accumulated depreciation are set forth below:

	December 31, 2011
		Accumulated	Non-cash	Net book
	Cost	amortization	Impairment	value
	$	$	$	$

Computer hardware	10,501,445	5,707,481	978,720	3,815,244
Computer software	4,441,264	4,213,674	—	227,590
Vehicles	58,475	30,179	—	28,296
Furniture and fixtures	321,599	95,932	58,273	167,394
Leasehold improvements	83,888	27,936	—	55,952
	15,406,671	10,075,202	1,036,993	4,294,476

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
December 31, 2011

	December 31, 2010
		Accumulated	Non-cash	Net book
	Cost	amortization	Impairment	value
	$	$	$	$

Computer hardware	8,715,629	4,012,568	978,720	3,724,341
Computer software	4,673,451	3,483,867	—	1,189,584
Vehicles	88,699	16,175	—	72,524
Furniture and fixtures	220,595	63,245	58,273	99,077
Leasehold improvements	45,035	11,139	—	33,896
	13,743,409	7,586,994	1,036,993	5,119,422

Depreciation expense for the years ended December 31, 2011 and 2010 was $2,692,917 and $2,796,060, respectively.

6. Goodwill and Intangible Assets

The change in the net carrying amount of goodwill is set forth below:

$

Balance – December 31, 2009	6,757,194
Acquisition of TransVideo	4,701,076
Final purchase price adjustment for INSINC	(217,838)
Balance – December 31, 2010	11,240,432
Final purchase price adjustment for TransVideo	87,194
Balance – December 31, 2011	11,327,626

The details of intangible assets and the related accumulated amortization are set forth below:

	December 31, 2011
		Accumulated	Net book
	Cost	amortization	value
	$	$	$

Customer relationships	11,503,000	6,093,535	5,409,465
Completed technology	1,600,000	400,000	1,200,000
Trademarks	295,000	295,000	—
	13,398,000	6,788,535	6,609,465

	December 31, 2010
		Accumulated	Net book
	Cost	amortization	value
	$	$	$

Customer relationships	11,503,000	3,814,849	7,688,151
Completed technology	1,600,000	80,000	1,520,000
Trademarks	295,000	220,000	75,000
	13,398,000	4,114,849	9,283,151

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
December 31, 2011

Amortization expense for the years ended December 31, 2011 and 2010 was $2,674,372 and $2,381,920, respectively.  The weighted-average life remaining on these intangibles assets is 2.8 years.

Based on the amount of intangible assets subject to amortization, the Company's estimated amortization expense over the next five years is as follows:

$

2012	2,596,429
2013	2,363,662
2014	1,243,289
2015	300,429
2016	60,429

7. Economic Dependence and Concentration of Credit Risk

As at December 31, 2011, two customers accounted for 25% of accounts receivable: 11% and 14%.

For the year ended December 31, 2011, one customer accounted for 13% of revenue.

There were no significant concentrations of accounts receivable or revenue in 2010.

8. Related Party Transactions

The Company has entered into certain transactions and agreements in the normal course of operations with related parties.  Significant related party transactions are as follows:

TransVideo

TransVideo, a company controlled by the Chairman of the Board of Directors of the Company prior to October 1, 2010, is a leading public Internet-based IPTV technology and solution provider headquartered in Beijing, China.  It develops proprietary hardware designs and software for encoders and transcoders, IPTV STBs, digital media storage boxes, public IPTV media servers, signal transfer and monitoring equipment and software that acts as a public IPTV player.  For the period from January 1, 2010 to September 30, 2010, STB purchases from TransVideo were $263,628 and transcoder license fees paid to TransVideo were $0.  For the period from January 1, 2010 to September 30, 2010, included in cost of equipment revenue is the cost of STBs sold of $308,773.

KyLinTV

KyLinTV is an IPTV company that is controlled by the Chairman of the Board of Directors of the Company.  On June 1, 2008, the Company entered into an agreement with KyLinTV to build and deliver the setup and back office operations for KyLinTV’s IPTV service.  The Company also provides and charges KyLinTV for administrative and general corporate support.  For each of the periods presented, the amounts received for these services provided by the Company for the years ended December 31, 2011 and 2010 were $380,754 and $457,951, respectively.

New York Islanders Hockey Club, L.P. (“New York Islanders”)

The Company provides IT-related professional and administrative services to the New York Islanders, a professional hockey club that is owned by the Chairman of the Board of Directors of the Company.

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
December 31, 2011

Renaissance Property Associates, LLC (“Renaissance”)

Renaissance is a real estate management company owned by the Chairman of the Board of Directors of the Company.  In June 2009, the Company signed a sublease agreement with Renaissance for office space in Plainview, New York.  Rent expense paid by the Company to Renaissance of $410,931 and $416,762, inclusive of taxes and utilities, is included in selling, general and administrative expense for the years ended December 31, 2011 and 2010, respectively.

Smile Train, Inc. (“Smile Train”)

The Company provides IT-related professional services to Smile Train, a public charity whose founder and significant benefactor is the Chairman of the Board of Directors of the Company.

The Company recognized revenue from related parties for the years ended December 31 as follows:

	December 31,	December 31,
	2011	2010
	$	$

New York Islanders	324,453	424,675
Renaissance	120,000	120,000
Smile Train	108,000	108,000
KyLinTV	3,084,526	2,060,981
	3,636,979	2,713,656

As at December 31, 2011 and 2010, the amounts due from (to) related parties are as follows:

	December 31,	December 31,
	2011	2010
	$	$

New York Islanders	(13,298)	(26)
Renaissance	—	70
KyLinTV	734,452	1,261,706
	721,154	1,261,750

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
December 31, 2011

Due to KyLinTV’s accumulated losses, the investment was reduced to zero as at December 31, 2008.  No further charges will be recorded as the Company has no obligation to fund the losses of KyLinTV.

9. 401(k) Profit Sharing Plan

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

For the years ended December 31, 2011 and 2010, the Company made aggregate net matching contributions of $436,181 and $392,090, respectively.

10.  Redeemable Preferred Stock

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
December 31, 2011

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
December 31, 2011

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

11. Stock Option and Stock-Based Compensation Plans

The total stock-based compensation expense included in the Company’s consolidated statement of operations for  the years ended December 31, 2011 and 2010 was $1,647,422 and $2,360,187, respectively.

(i) Second Amended and Restated Stock Option Plan (the “Plan”)

The Plan applies to all grants of options to directors, officers, employees and consultants of the Company or any entity controlled by the Company.  The exercise price for any new option granted under the Plan is determined by the closing price of the Company’s common stock on the trading day prior to the grant date.  If the option is granted on a pre-determined basis, the exercise price is determined using the five-day volume weighted average price of the Company's common stock on the Toronto Stock Exchange immediately prior to the date of grant.  In all cases the exercise price is not less than fair market value.  Options are exercisable during a period established at the time of their grant provided that such period will expire no later than five years after the date of grant, subject to early termination of the option in the event the holder of the option dies or ceases to be a director, officer or employee of the Company or ceases to provide ongoing management or consulting services to the Company or entity controlled by the Company.  The maximum number of shares of common stock issuable upon exercise of options granted pursuant to the Plan is equal to the greater of (i) 4,000,000 shares of common stock and (ii) 12.5% of the number of issued and outstanding shares of common stock.

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
December 31, 2011

A summary of stock option activity under the Plan is as follows:

		Weighted average
		exercise price
	#	$

Outstanding, December 31, 2010	12,747,668	0.81
Granted	4,447,000	0.42
Forfeited	(1,214,293)	1.21
Outstanding, December 31, 2011	15,980,375	0.67

The following table summarizes information regarding stock options granted under the Plan as at December 31, 2011:

		Weighted average		Aggregate
Exercise	Number	remaining	Number	intrinsic
price	outstanding	contractual life	exercisable	value
$	#	(years)	#	$

0.21	15,000	4.88	—	1,050
0.29	25,000	4.63	—	—
0.31	15,000	4.67	—	—
0.36	597,000	4.42	—	—
0.42	1,350,000	3.87	337,500	—
0.43	3,535,000	4.38	—	—
0.47	3,594,500	1.88	2,793,355	—
0.51	2,155,000	3.38	874,685	—
0.58	50,000	1.50	50,000	—
0.59	1,250,000	3.22	557,837	—
0.60	2,268,500	1.81	1,813,073	—
0.64	30,000	1.25	28,111	—
0.67	500,000	2.84	270,363	—
0.88	40,000	2.63	23,710	—
3.00	76,250	0.38	76,250	—
6.05	450,000	0.27	450,000	—
6.26	29,125	0.38	29,125	—
	15,980,375	2.98	7,304,009	1,050

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of fiscal 2011 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2011.  The amount changes based on the fair market value of the Company’s common stock.

For the years ended December 31, 2011 and 2010, $1,175,519 and $919,870, respectively, were recorded for total stock-based compensation expense related to stock options under the Plan.  The weighted average exercise price of options exercisable as at December 31, 2011 was $0.92.

The Company estimates the fair value of stock options granted using a Black-Scholes-Merton option pricing model.

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
December 31, 2011

The assumptions used in determining the fair value of stock options granted are as follows:

	Years ended December 31,
	2011	2010

Weighted average
Exercise price of stock options granted	$0.42	$0.51
Fair value of stock options granted	$0.27	$0.33
Expected volatility	104%	96%
Risk-free interest rate	2.44%	2.61%
Expected life (years)	4	4
Dividend yield	0%	0%

The exercise price of stock options granted on a pre-determined basis is calculated using the five-day volume weighted average price of the Company’s common stock on the Toronto Stock Exchange preceding the grant date. The Company estimates volatility based on the Company’s historical volatility.  The Company estimates the risk-free rate based on the Federal Reserve rate.  The Company currently estimates the expected life of its stock options to be four years.

As at December 31, 2011, there was $2,383,095 of total unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a weighted-average period of 2 years.

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

During the years ended December 31, 2011 and 2010, the Company recognized stock-based compensation expense of $0 and $3,810, respectively, related to its Restricted Share Plan.

(iii) Warrants

On October 20, 2008, the Company granted 5,000,000 fully-vested warrants with an exercise price of $0.63 exercisable for two years to employees of the Company in connection with a merger.   On June 15, 2010, the stockholders of the Company approved a resolution to extend the expiration date of these warrants from October 20, 2010 to October 20, 2013.  In accordance with ASC Topic 718, the Company recorded an expense of $1,117,500 in selling, general and administrative, including stock-based compensation, on its consolidated statements of operations for the year ended December 31, 2010 to reflect this modification.

On November 1, 2009, the Company granted 1,000,000 common stock purchase warrants to acquire shares of common stock at $1.35 per share and 500,000 common stock purchase warrants to acquire shares of common stock at $1.80 per share in conjunction with the acquisition of INSINC.  Both series of warrants were exercisable for a period of two years.  The fair value of these warrants, in the amount of $338,750, has been included in the purchase price of INSINC.  These warrants expired on November 1, 2011.

On January 4, 2010, the Company granted 2,000,000 Series D Warrants to a customer of the Company that are exercisable if the customer achieves certain subscriber levels.  In accordance with ASC Topic 718, “Stock Compensation,” the Company has not recorded any expense for the year ended December 31, 2011 as the subscriber levels have not been met.

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
December 31, 2011

The total stock-based compensation expense related to warrants during the years ended December 31, 2011 and 2010 was $920 and $1,118,421, respectively.

A summary of the warrant activity is as follows:

		Weighted average
		exercise price
	#	$
Outstanding, December 31, 2010	8,642,500	1.14
Forfeited	(1,667,500)	1.80
Outstanding, December 31, 2011	6,975,000	0.98

The fair value of warrants was determined using the Black-Scholes-Merton option pricing model.

The following table summarizes the warrant information as at December 31, 2011:

		Weighted average		Aggregate
Exercise	Number	remaining	Number	intrinsic
Price	outstanding	contractual life	exercisable	value
$	#	(years)	#	$

0.63	4,945,000	1.81	4,945,000	—
1.50	650,000	1.42	—	—
2.00	1,350,000	3.01	—	—
2.20	30,000	5.85	30,000	—
	6,975,000	2.02	4,975,000	—

The weighted fair value of warrants granted during the years ended December 31, 2011 and 2010 was, based on the following assumptions:

	Years ended December 31,
	2011	2010

Weighted average
Exercise price of warrants granted	—	$1.84
Expected volatility	—	—
Risk-free interest rate	—	—
Expected life (years)	—	—
Dividend yield	—	0%

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

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
December 31, 2011

A summary of the retention warrant activity during the year ended December 31, 2011 is as follows:

		Weighted average
		exercise price
	#	$
Outstanding, December 31, 2010	742,730	2.63
Forfeited	(115,980)	2.80
Outstanding, December 31, 2011	626,750	2.60

The following table summarizes the retention warrant information as at December 31, 2011:

		Weighted average		Aggregate
Exercise	Number	remaining	Number	intrinsic
price	outstanding	contractual life	exercisable	value
$	#	(years)	#	$

0.64	145,500	1.20	145,500	—
0.70	82,250	1.38	75,537	—
0.80	20,500	1.62	18,996	—
3.86	378,500	0.67	379,968	—
	626,750	0.92	618,533	—

There were no retention warrants granted during the years ended December 31, 2011 and 2010.

As at December 31, 2011, there was $25,760 of total unrecognized compensation cost related to non-vested retention warrants, which is expected to be recognized over a weighted-average period of 0.1 years.

(v) 2006 Stock Appreciation Rights Plan (“SARS Plan”)

The maximum number of units that can be granted under the SARS Plan is equivalent to the greater of (i) 4,150,000 shares of common stock and (ii) 5% of the aggregate number of issued and outstanding shares of common stock.  The exercise price is determined by the Board of Directors at the time of grant but in no event shall the exercise price be lower than the market price of the common stock at the time of the grant.  Each unit granted under the SARS Plan has a maximum life of five years from the date of the grant.  The SARS Plan permits the holder to settle the award as follows:

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
December 31, 2011

The Board of Directors has discretionary authority to accept or reject a cash payment request in whole or in part.

A summary of the SARS activity during the year ended December 31, 2011 is as follows:

		Weighted average
		exercise price
	#	$
Outstanding, December 31, 2010	1,675,000	2.63
Forfeited	(1,000,000)	4.00
Outstanding, December 31, 2011	675,000	0.61

The following table summarizes the SARS information as at December 31, 2010:

		Weighted average	Aggregate
Exercise	Number	remaining	Number	intrinsic
price	outstanding	contractual life	exercisable	value
$	#	(years)	#	$

0.60	475,000	1.81	375,744	—
0.64	200,000	1.25	187,470	—
	675,000	1.64	563,214	—

There were no SARS granted during the years ended December 31, 2011 and 2010.

(vi) Directors’ Compensation Plan (“Directors’ Plan”)

Non-management directors of the Company receive a minimum 50% of their retainers and fees in the form of common stock and may elect to receive a greater portion of their retainers and fees in common stock.  The number of shares of common stock to be issued to non-management directors is determined by dividing the dollar value of the retainers and fees by the closing price of the common stock on the relevant payment date.  The maximum number of shares of common stock available to be issued by the Company under the Directors’ Plan is 1,500,000.

During the year ended December 31, 2011, the Company issued 382,031 shares of common stock with a fair value of $148,117 as payment of fees and retainers due to non-management directors.   During the year ended December 31, 2010, the Company issued 377,731 shares of common stock with a fair value of $186,500 as payment of fees and retainers due to non-management directors.

(vii) Restricted Stock

On November 9, 2010, the Company granted 2,500,000 restricted shares to an employee that vest yearly over a four year period.

The total stock-based compensation expense related to the restricted shares during the years ended December 31, 2011 and 2010 was $253,285 and $36,586, respectively.

As at December 31, 2011, there was $737,343 of total unrecognized compensation cost related to non-vested restricted stock which is expected to be recognized over a weighted-average period of 3.87 years.

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
December 31, 2011

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

The following table summarizes the potential common stock that was outstanding as at December 31, 2011 and 2010 but was not included in the computation of diluted loss per share as their effect would have been anti-dilutive.  See note 11 for additional details.

	2011	2010
	#	#

Class 3 Preference Shares	17,176,818	17,176,818
Class 4 Preference Shares	10,912,265	—
Stock options	15,980,375	12,747,668
Stock appreciation rights	675,000	1,675,000
Warrants	6,975,000	8,642,500
Retention warrants	626,750	742,730
Restricted stock	2,500,000	2,500,000

13. Supplemental Cash Flow Information

For each of the years presented, the Company did not pay any cash income taxes or cash interest expense.

14. Commitments and Contingencies

Commitments

The Company has operating lease commitments for its premises in the United States (Plainview, New York; New York, New York; and Sanford, Florida), Canada (Toronto, Ontario and Vancouver, British Columbia), England (London) and China (Beijing, Shanghai and Shenzhen).  In addition, the Company has operating leases for certain computer hardware and infrastructure equipment.  Future minimum annual payments over the next five years and thereafter (exclusive of taxes, insurance and maintenance costs) under these commitments are as follows:

$

2012	2,455,813
2013	1,594,457
2014	552,693
2015	363,957
2016	188,957
Thereafter	111,145
5,267,022

Rent expense for the years ended December 31, 2011 and 2010 was $1,128,141 and $969,249, respectively.

The Company has subleased a portion of its Toronto office, which is expected to generate a total recovery of $4,039,812.

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
December 31, 2011

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

15. Segmented Information

The Company operates, as one reportable segment, to deliver live and on-demand content to Internet-enabled devices.  Substantially all of Company’s revenues are generated and long-lived assets are located in the United States.

16. Income Taxes

The Company is subject to income and other taxes in a variety of jurisdictions, including the U.S., Canada, and various state jurisdictions.  A reconciliation of income taxes computed at the U.S. and Canadian statutory rate to the Company's effective income tax rate for the years ended December 31, 2011 and 2010 is shown below.

	2011	2010
	$	$
Combined basic federal and provincial rates	35%	35%
Income tax benefit based on statutory income tax rate	(4,925,878)	(6,008,613)
Increase in income taxes resulting from:
Non-deductible expenses and state taxes	262,750	680,267
Increase in valuation allowance	4,962,222	5,328,346
Income tax expense	299,094	—

Deferred income taxes result principally from temporary differences in the recognition of loss carry-forwards and expense items for financial and income tax reporting purposes.  Significant components of the Company’s deferred tax assets as of December 31, 2011 and 2010 were as follows:

	December 31,	December 31,
	2011	2010
	$	$

Current deferred tax assets
Accrued expenses and deferred revenue	1,758,458	1,769,721
Valuation allowance	(1,684,465)	(1,741,858)
Total current deferred tax asset	73,993	27,863

Non-current deferred tax assets
Intangible assets	4,092,991	3,987,964
Stock options	756,844	—
Property, plant and equipment	—	152,294
Net operating losses	32,521,087	28,907,755
Valuation allowance	(35,816,770)	(31,804,061)
Total non-current deferred tax assets	1,554,152	1,243,952

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
December 31, 2011

Non-current deferred tax liabilities
Property, plant and equipment	(1,235,060)	(533,514)
Goodwill	(299,094)	—
Intangible assets	(357,675)	(738,301)
Foreign earnings	(35,410)	—
Total non-current deferred tax liabilities	(1,927,239)	(1,271,815)

Total net deferred tax liability	(299,094)	—

The Company has approximately $97 million in net operating tax loss (“NOL’s”) carryforwards available to be applied against future years’ income that, if not utilized, will begin to expire for federal purposes in 2027.  Various state NOL’s which do not follow the federal carry forward period have historically expired and will continue to expire in the future if not utilized. The $97 million of net operating loss carryforwards includes $7.9 million of NOL’s related to tax goodwill amortization that will not be realized for financial reporting purposes until the Company is able to take a tax benefit for those deductions.  Historically, the Company has entered into certain transactions which may limit the use of the NOL’s. From the Company’s inception, significant losses have been recorded.  Accordingly, a valuation allowance was recorded due to the uncertainty of realizing the benefits of operating loss carryforwards and other tax deferred assets.  The Company has recorded a net deferred tax liability because deferred tax liabilities related to indefinite lived intangibles cannot be offset against deferred tax assets when determining the need for a valuation allowance.

The Company does not believe there are any uncertain tax provisions under ASC 740 and is currently under IRS audit for the tax-year ended January 31, 2009.  No significant matters have been identified to date.  The Company’s federal and state jurisdictions remain open for the years 2007 through 2010.

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

The Company’s only derivative instruments, the exercise price for which was denominated in a currency other than the Company’s functional currency, were 11,000,000 warrants as follows:

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

When these warrants expired on October 20, 2010, the Company recorded an unrealized gain of $1,389,300 in other income on the consolidated statements of operations for the year ended December 31, 2010 related to the change in the fair value of these warrants.