Form 10-Q
period 2012-03-31
NEULION, INC.
filed 2012-05-09
CIK 1387713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

As of May 4, 2012, there were 140,827,310 shares of the registrant’s Common Stock, $0.01 par value, outstanding.

NEULION, INC.

Part I.  Financial Information

PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements

NEULION, INC.

CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. dollars, unless otherwise noted)

	March 31,	December 31,
	2012	2011
	(unaudited)
	$	$

ASSETS Current
Cash and cash equivalents	9,333,193	12,346,882
Accounts receivable, net of allowance for doubtful accounts of $55,434 and $64,132,
respectively	2,861,605	3,494,077
Other receivables	275,455	309,764
Inventory	891,928	797,436
Prepaid expenses and deposits	1,015,836	1,189,311
Due from related parties	937,961	734,452
Total current assets	15,315,978	18,871,922
Property, plant and equipment, net	4,024,768	4,294,476
Intangible assets, net	5,962,620	6,609,465
Goodwill	11,327,626	11,327,626
Other assets	223,706	226,266
Total assets	36,854,698	41,329,755

LIABILITIES AND EQUITY
Current
Accounts payable	9,522,300	9,597,359
Accrued liabilities	5,823,442	5,314,308
Due to related parties	16,256	13,298
Deferred revenue	4,958,670	6,624,693
Total current liabilities	20,320,668	21,549,658
Long-term deferred revenue	1,008,207	1,050,495
Other long-term liabilities	412,125	432,159
Deferred tax liability	426,094	299,094
Total liabilities	22,167,094	23,331,406

Redeemable preferred stock, net (par value: $0.01; authorized: 50,000,000; issued and outstanding: 28,089,083)
Class 3 Preference Shares (par value: $0.01; authorized: 17,176,818; issued and
outstanding: 17,176,818)	10,000,000	10,000,000
Class 4 Preference Shares (par value: $0.01; authorized; 10,912,265; issued and
outstanding: 10,912,265)	4,872,114	4,864,591
Total redeemable preferred stock	14,872,114	14,864,591

Stockholders' equity
Common stock (par value: $0.01; authorized: 300,000,000; issued and outstanding:
140,827,310 and 140,012,310, respectively)	1,408,272	1,400,122
Additional paid-in capital	77,475,469	77,257,524
Promissory notes receivable	(209,250)	(209,250)
Accumulated deficit	(78,859,001)	(75,314,638)
Total (deficit) equity	(184,510)	3,133,758
Total liabilities and equity	36,854,698	41,329,755

See accompanying notes

NEULION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS
(unaudited)
(Expressed in U.S. dollars, unless otherwise noted)

	Three months ended March 31,

	2012	2011
	$	$

Revenue
Services revenue	9,831,354	9,563,930
Equipment revenue	537,162	382,068
	10,368,516	9,945,998

Costs and Expenses
Cost of services revenue, exclusive of depreciation and	4,047,543	3,668,811
amortization shown separately below
Cost of equipment revenue	466,693	311,562
Selling, general and administrative, including stock-based compensation	6,464,858	6,911,413
Research and development	1,556,550	1,487,661
Depreciation and amortization	1,238,600	1,445,419
	13,774,244	13,824,866
Operating loss	(3,405,728)	(3,878,868)

Other income (expense)
Loss on foreign exchange	(13,881)	(38,096)
Interest income	2,246	13,910
	(11,635)	(24,186)
Consolidated net and comprehensive loss before income taxes	(3,417,363)	(3,903,054)
Income tax provision	(127,000)	—
Consolidated net and comprehensive loss	(3,544,363)	(3,903,054)
Net loss attributable to non-controlling interest	—	9,754
Net and comprehensive loss attributable to controlling interest	(3,544,363)	(3,893,300)
Adjustment to the carrying amount of redeemable preferred stock	—	(267,656)
Net and comprehensive loss attributable to NeuLion, Inc. common stockholders	(3,544,363)	(4,160,956)

Net loss per weighted average number of shares of common stock
outstanding - basic and diluted	$(0.03)	$(0.03)

Weighted average number of shares of common stock
outstanding - basic and diluted	140,173,684	139,196,946

See accompanying notes

NEULION, INC.

CONSOLIDATED STATEMENT OF EQUITY
(unaudited)
(Expressed in U.S. dollars, unless otherwise noted)

			Additional	Promissory	Accumulated	Total
	Common stock		paid-in capital	notes	deficit	equity
	#	$	$	$	$	$

Balance, December 31, 2011	140,012,310	1,400,122	77,257,524	(209,250)	(75,314,638)	3,133,758

Accretion of issuance costs
on Class 4 Preference Shares	—	—	(7,523)	—	—	(7,523)
Stock-based compensation:
Issuance of common stock
under Directors’
Compensation Plan	190,000	1,900	(15,677)	—	—	(13,777)
Issuance of restricted stock	625,000	6,250	(39,318)	—	—	(33,068)
Stock options, warrants
and other compensation	—	—	280,463	—	—	280,463
Net loss	—	—	—	—	(3,544,363)	(3,544,363)
Balance, March 31, 2012	140,827,310	1,408,272	77,475,469	(209,250)	(78,859,001)	(184,510)

See accompanying notes

NEULION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Expressed in U.S. dollars, unless otherwise noted)

	Three months ended March 31,

	2012	2011
	$	$
OPERATING ACTIVITIES
Consolidated net loss	(3,544,363)	(3,903,054)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation and amortization	1,238,600	1,445,419
Stock-based compensation	233,424	395,214
Deferred income taxes	127,000	—

Changes in operating assets and liabilities
Accounts receivable	632,472	(97,568)
Inventory	(94,492)	(147,302)
Prepaid expenses, deposits and other assets	176,035	(326,337)
Other receivables	34,309	94,365
Due from related parties	(203,509)	(87,315)
Accounts payable	(75,059)	(614,182)
Accrued liabilities	509,328	283,266
Deferred revenue	(1,708,311)	(1,596,708)
Long-term liabilities	(20,034)	(2,679)
Due to related parties	2,958	9,349
Cash used in operating activities	(2,691,642)	(4,547,532)

INVESTING ACTIVITIES
Purchase of property, plant and equipment, net	(322,047)	(299,286)
Cash used in investing activities	(322,047)	(299,286)

Net decrease in cash and cash equivalents during the period	(3,013,689)	(4,846,818)
Cash and cash equivalents, beginning of period	12,346,882	12,929,325
Cash and cash equivalents, end of period	9,333,193	8,802,507

See accompanying notes

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
Information as at March 31, 2012 and for the three months ended
March 31, 2012 and 2011 (unaudited)

1. Nature of Operations

NeuLion, Inc. (“NeuLion” or the “Company”) is a technology service provider that delivers live and on-demand content to Internet-enabled devices.  Through the Company’s cloud-based end-to-end solution, the Company builds and manages private, interactive digital networks that enable the Company’s customers to provide a destination for their subscribers to view and interact with their content.  The Company was incorporated on January 14, 2000 under the Canada Business Corporations Act and was domesticated under Delaware law on November 30, 2010.  The Company’s common stock is listed on the Toronto Stock Exchange (“TSX”).

The Company’s core business and business model has evolved from being a provider of professional information technology services and international programming to a provider of customized, end-to-end, interactive video services for a wide range of professional and collegiate sports properties, cable networks and operators, content owners and distributors, and telecommunication companies.  Shifts in consumer behavior drive technology requirements, and our technology empowers our customers to capitalize on the growing consumer demand for viewing video content on multiple types of Internet-enabled devices.  The Company’s technology enables delivery to a range of Internet-enabled devices, including personal computers, laptops, mobile devices, gaming consoles, tablets, Internet-enabled TVs, third-party set top boxes (“STBs”), standard TV sets that have Internet-connected STBs and other Internet-enabled consumer accessories.  The Company’s platform offers an end-to-end service, which includes content management, subscriber management, digital rights management, billing services, app creation, content delivery and advertising substitution.

2. Basis of Presentation and Significant Accounting Policies

The Company’s accounting policies are consistent with those presented in our annual consolidated financial statements as at December 31, 2011.  These interim unaudited consolidated financial statements do not include all footnote disclosures required by U.S. generally accepted accounting principles (“GAAP”) for annual financial statements and therefore should be read in conjunction with the audited consolidated financial statements, including the notes thereto, for the year ended December 31, 2011 as they appear in the Company’s Annual Report on Form 10-K.

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

In the opinion of management, these interim unaudited consolidated financial statements contain all of the adjustments of a normal and recurring nature necessary to present fairly the Company’s financial position as at March 31, 2012 and December 31, 2011 and the results of operations and cash flows for the three months ended March 31, 2012 and 2011.

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
Information as at March 31, 2012 and for the three months ended
March 31, 2012 and 2011 (unaudited)

Recently issued accounting standards

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, “Presentation of Comprehensive Income” (“ASU No. 2011-05”), which improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in Other Comprehensive Income (“OCI”) by eliminating the option to present components of OCI as part of the statement of changes in stockholders' equity. The amendments in this standard require that all nonowner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Subsequently in December 2011, the FASB issued Accounting Standards Update No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income” (“ASU No. 2011-12”), which indefinitely defers the requirement in ASU No. 2011-05 to present on the face of the financial statements reclassification adjustments for items that are reclassified from OCI to net income in the statement(s) where the components of net income and the components of OCI are presented. The amendments in these standards do not change the items that must be reported in OCI, when an item of OCI must be reclassified to net income, or change the option for an entity to present components of OCI gross or net of the effect of income taxes. The amendments in ASU No. 2011-05 and ASU No. 2011-12 are effective for interim and annual periods beginning after December 15, 2011 and are to be applied retrospectively. The Company adopted ASU No. 2011-05 and ASU No. 2011-12 on January 1, 2012, and its application did not have a material impact on the Company's consolidated financial position or results of operations.

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

Advertising

Advertising costs are expensed as incurred and totaled $123,520 and $170,329 for the three months ended March 31, 2012 and 2011, respectively.

3. Inventory

Inventory consists of the following:

	March 31,	December 31,
	2012	2011
	$	$

Raw materials	151,958	148,253
Finished goods	739,970	649,183
	891,928	797,436

4. Economic Dependence and Concentration of Credit Risk

As at March 31, 2012, two customers accounted for 34% of accounts receivable:  22% and 12%.

For the three months ended March 31, 2012, one customer accounted for 14% of revenue.

As at December 31, 2011, two customers accounted for 25% of accounts receivable: 11% and 14%.  For the three months ended March 31, 2011, one customer accounted for 15% of revenue.

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
Information as at March 31, 2012 and for the three months ended
March 31, 2012 and 2011 (unaudited)

5. Related Party Transactions

The Company has entered into certain transactions and agreements in the normal course of operations with related parties.  Significant related party transactions are as follows:

KyLin TV, Inc. (“KyLin TV”)

KyLin TV is an IPTV company that is controlled by the Chairman of the Board of Directors of the Company.  On June 1, 2008, the Company entered into an agreement with KyLin TV to build and deliver the setup and back office operations for KyLin TV’s IPTV service.  The Company also provides and charges KyLin TV for administrative and general corporate support.  The amounts received for these services provided by the Company for the three months ended March 31, 2012 and 2011 were $73,921 and $94,316, respectively.

New York Islanders Hockey Club, L.P. (“New York Islanders”)

The Company provides IT-related professional and administrative services to the New York Islanders, a professional hockey club that is owned by the Chairman of the Board of Directors of the Company.

Renaissance Property Associates, LLC (“Renaissance”)

Renaissance is a real estate management company owned by the Chairman of the Board of Directors of the Company.  In June 2009, the Company signed a sublease agreement with Renaissance for office space in Plainview, New York.  Rent expense paid by the Company to Renaissance of $105,124 and $102,733, inclusive of taxes and utilities, is included in selling, general and administrative expense for the three months ended March 31, 2012 and 2011, respectively.

Smile Train, Inc. (“Smile Train”)

The Company provides IT-related professional services to Smile Train, a public charity whose founder and significant benefactor is the Chairman of the Board of Directors of the Company.

The Company recognized revenue from related parties for the three months ended as follows:

	March 31,	March 31,
	2012	2011
	$	$

New York Islanders	78,830	87,378
Renaissance	30,000	30,000
Smile Train	27,000	27,000
KyLin TV	487,918	530,190
	623,748	674,568

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
Information as at March 31, 2012 and for the three months ended
March 31, 2012 and 2011 (unaudited)

As at March 31, 2012 and December 31, 2011, the amounts due from (to) related parties are as follows:

	March 31,	December 31,
	2012	2011
	$	$

New York Islanders	(16,256)	(13,298)
Renaissance	149	—
KyLin TV	937,812	734,452
	921,705	721,154

6. Loss Per Share

Basic loss per share is computed by dividing net loss for the period by the weighted average number of shares of common stock outstanding for the period. Diluted loss per share is computed by dividing net loss for the period by the weighted average number of shares of common stock outstanding for the period, and excludes the effect of potential shares of common stock, as their inclusion would be anti-dilutive due to the losses recorded by the Company.

The following table summarizes the potential shares of common stock that was outstanding as at March 31, 2012 and December 31, 2011 that was not included in the computation of diluted loss per share as their effect would have been anti-dilutive.

	March 31,	December 31,
	2012	2011
	#	#

Class 3 Preference Shares	17,176,818	17,176,818
Class 4 Preference Shares	10,912,265	10,912,265
Stock options	14,738,874	15,980,375
Stock appreciation rights	675,000	675,000
Warrants	6,975,000	6,975,000
Retention warrants	626,365	626,750
Restricted stock	—	2,500,000

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

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
Information as at March 31, 2012 and for the three months ended
March 31, 2012 and 2011 (unaudited)

9. Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, “Income Taxes Recognition.”  The Company does not believe there are any uncertain tax positions under ASC 740.

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

Dividend rights – The Class 3 Preference Shares carry a fixed cumulative dividend, as and when declared by our Board of Directors, of 8% per annum payable in cash upon a liquidation event for up to five years, as well as the right to receive any dividends paid to holders of common stock.

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

On June 7, 2011, stockholders of the Company approved a resolution to amend the Company’s Certificate of Incorporation to change the Redemption Amount (as defined in the Certificate of Incorporation) of the Class 3 Preference Shares from CDN$0.60 to US$0.58218 per share, plus all accrued and unpaid dividends thereon.

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
Information as at March 31, 2012 and for the three months ended
March 31, 2012 and 2011 (unaudited)

Liquidation entitlement – In the event of any liquidation, dissolution or winding up of the Company, the holders of the Class 3 Preference Shares shall be entitled to receive, in preference to the holders of common stock, an amount equal to $0.58218 per Class 3 Preference Share plus all accrued and unpaid dividends.

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

As a result of the aforementioned change in the Class 3 Redemption Amount, from CDN$0.60 to US$0.58218 per share, the Company adjusted the carrying amount of the Class 3 Preference Shares on June 7, 2011 to US$10,000,000.

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

Dividend rights – The Class 4 Preference Shares carry a fixed cumulative dividend at a rate of 8% per annum to be paid as and when declared by the Company’s Board of Directors, as well as the right to receive any dividends paid to holders of common stock.  Notwithstanding the foregoing, such dividends are automatically payable in cash upon a liquidation event or redemption by the Company for up to five years.

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

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
Information as at March 31, 2012 and for the three months ended
March 31, 2012 and 2011 (unaudited)

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis (“MD&A”) of the financial condition and results of operations of the Company should be read in conjunction with our consolidated financial statements and accompanying notes for the three months ended March 31, 2012 and 2011, which have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”).  All dollar amounts are in U.S. dollars (“US$” or “$”) unless stated otherwise.  As at May 4, 2012, the Bank of Canada noon rate for conversion of United States dollars to Canadian dollars (“CDN$”) was US$1 to CDN$0.9956.

Our MD&A is intended to enable readers to gain an understanding of our current results and financial position.  To do so, we provide information and analysis comparing the results of operations and financial position for the current period to those of the preceding comparable period.  We also provide analysis and commentary that we believe is required to assess our future prospects.  Accordingly, certain sections of this report contain forward-looking statements that are based on current plans and expectations.  These forward-looking statements are affected by risks and uncertainties that are discussed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011 and below in the section titled “Cautions Regarding Forward-Looking Statements” and that could have a material impact on future prospects.  Readers are cautioned that actual results could vary from those forecasted in this MD&A.

Cautions Regarding Forward-Looking Statements

This MD&A contains certain forward-looking statements that reflect management’s expectations regarding our growth, results of operations, performance and business prospects and opportunities.

Statements about our future plans and intentions, results, levels of activity, performance, goals, achievements or other future events constitute forward-looking statements.  Wherever possible, words such as “may,”  “will,”  “should,”  “could,”  “expect,”  “plan,” “intend,”  “anticipate,” “believe,” “estimate,” “predict,” or “potential” or the negative or other variations of these words, or similar words or phrases, have been used to identify these forward-looking statements.  These statements reflect management’s current beliefs and are based on information available to management as at the date of this MD&A.

Forward-looking statements involve significant risks, uncertainties and assumptions. Many factors could cause actual results, performance or achievements to differ materially from the results discussed or implied in the forward-looking statements. These factors should be considered carefully and readers should not place undue reliance on the forward-looking statements. Although the forward-looking statements contained in this MD&A are based upon what management believes to be reasonable assumptions, we cannot assure readers that actual results will be consistent with these forward-looking statements. These forward-looking statements are made as of the date of this Quarterly Report on Form 10-Q and we assume no obligation to update or revise them to reflect new events or circumstances, except as required by law. Many factors could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements that may be expressed or implied by such forward-looking statements, including: our ability to develop and execute on our business plan, including further diversifying our customer base; continuing to invest in and expand our sports-related business; our ability to increase revenue; general economic and market segment conditions; our customers’ subscriber levels; the financial health of our customers;  our ability to pursue and consummate acquisitions in a timely manner; our continued relationships with our customers; our ability to negotiate favorable terms for contract renewals; competitor activity; product capability and acceptance rates; technology changes; regulatory changes; foreign exchange risk; interest rate risk; and credit risk.  A more detailed assessment of the risks that could cause actual results to materially differ from current expectations is contained in Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2011, which is available on www.sec.gov and www.sedar.com.

Overview

NeuLion is a technology service provider delivering live and on-demand content to Internet-enabled devices.  Through our cloud-based end-to-end solution, we build and manage private, interactive digital networks that enable our customers to provide a destination for their subscribers to view and interact with their content.  We were incorporated on January 14, 2000 under the Canada Business Corporations Act and were domesticated under Delaware law on November 30, 2010.  Our common stock is listed on the Toronto Stock Exchange (“TSX”).

Our core business and business model has evolved from being a provider of professional information technology services and international programming to a provider of customized, end-to-end, interactive video services for a wide range of professional and collegiate sports properties, cable networks and operators, content owners and distributors, and telecommunication companies.  Shifts in consumer behavior drive technology requirements, and our technology empowers our customers to capitalize on the growing consumer demand for viewing video content on multiple types of Internet-enabled devices.  Our technology enables delivery to a range of Internet-enabled devices, including personal computers, laptops, mobile devices, gaming consoles, tablets, Internet-enabled TVs, third-party set top boxes (“STBs”), standard TV sets that have Internet-connected STBs and other Internet-enabled consumer accessories.  Our platform offers an end-to-end service, which includes content management, subscriber management, digital rights management, billing services, app creation, content delivery and advertising substitution.

Overall Performance

Highlights

➢	Total revenue increased by $0.5 million, or 5%, as compared to the same period a year ago.

➢	Services revenue increased by $0.3 million, or 3%, as compared to the same period a year ago.

➢	Cost of services revenue, exclusive of depreciation and amortization, increased by 3%, as a percentage of services revenue, as compared to the same period a year ago.

➢	Non-GAAP Adjusted EBITDA Loss (as defined below) improved by $0.1 million, or 5%, as compared to the same period a year ago.

Overview

Total revenue for the three months ended March 31, 2012 was $10.4 million, an increase of $0.5 million, or 5%, from $9.9 million for the three months ended March 31, 2011.  The improvement was a result of an increase in services revenue of $0.3 million and an increase in equipment revenue of $0.2 million.

The $0.3 million increase in services revenue was comprised of $0.2 million of revenue from new customers coupled with $0.1 million from existing customers.

Our net loss attributable to common stockholders for the three months ended March 31, 2012 was $3.5 million, or a loss of $0.03 per basic and diluted share of common stock, compared with a net loss of $4.2 million, or a loss of $0.03 per basic and diluted share of common stock, for the three months ended March 31, 2011.  The decrease in net loss attributable to common stockholders of $0.7 million, or 17%, was due to the following:

•	an increase in total revenue of $0.5 million;
•	a decrease in selling, general and administrative expenses, excluding stock-based compensation of $0.1 million;
•	a decrease in stock-based compensation of $0.2 million (non-cash item);
•	a decrease in depreciation and amortization of $0.2 million (non-cash item); and
•	an adjustment to the carrying amount of redeemable preferred stock of $0.3 million for the three months ended March 31, 2011 (non-cash item).

offset by the following:

•	an increase in cost of revenue of $0.4 million;
•	an increase in research and development expenses of $0.1 million; and
•	an increase in deferred income taxes of $0.1 million (non-cash item).

Our non-GAAP Adjusted EBITDA Loss (as defined below) was $1.9 million for the three months ended March 31, 2012, compared with $2.0 million for the three months ended March 31, 2011.  The improvement in non-GAAP Adjusted EBITDA Loss was due to the impact of the items noted in the net loss discussion above.

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

The reconciliation from net loss to non-GAAP Adjusted EBITDA Loss is as follows:

Consolidated Statement of Operations Reconciliation:
	Three months ended,
	March 31,
	2012	2011
	$	$

Consolidated net loss on a GAAP basis	(3,544,363)	(3,903,054)

Depreciation and amortization	1,238,600	1,445,419
Stock-based compensation	233,424	395,214
Income tax provision	127,000	0
Interest income and foreign exchange loss	11,635	24,186

Non-GAAP Adjusted EBITDA Loss	(1,933,704)	(2,038,235)

Revenue

We earn revenue from four broad categories of customers:

•
TV Everywhere
This category represents all of our non-sports customers that own content rights, including content aggregators and distributors.  These customers include Dish Network, KyLin TV, Sky Angel, BTN2GO and the Independent Film Channel.

•
Pro Sports
This category represents all of our major, minor and junior sports league customers.  These customers include the National Football League (NFL), the National Hockey League (NHL), the National Basketball Association (NBA), Ultimate Fighting Championship (UFC), Major League Soccer (MLS) and the American Hockey League (AHL).

•
College Sports
This category represents all of our college and collegiate conference customers.  We partner with many National Collegiate Athletic Association (NCAA) schools and have agreements in place with over 150 colleges, universities and related websites.

•	Other This category includes our business-to-consumer (“B2C”) business, in which we market our own content directly to customers, and various consulting services.

Within each of these four categories of customers, revenue is categorized as follows:

•	Services revenue, which consists of:

▪	Setup fees - non-recurring and charged to customers for design, setup and implementation services.

▪	Monthly/annual fees - recurring and charged to customers for ongoing hosting, support and maintenance.

▪	Variable fees - recurring and earned through subscriptions, usage, advertising, support and eCommerce.

❖
Subscription revenue consists of recurring revenue based on the number of subscribers.  Revenue is typically generated on a monthly, quarterly or annual basis and can be either a fixed fee per user or a variable fee based on a percentage of the subscription price.

❖	Usage fees are charged to our customers for bandwidth and storage.
❖	Advertising revenues are earned through the insertion of advertising impressions on websites and in streaming video at a cost per thousand impressions.
❖	Support revenue consists of fees charged to our customers for providing customer support to their end users.
❖	eCommerce revenues are earned through providing customers with ticketing and retail merchandising web solutions.

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

•
Marketing – represents expenses for both global and local marketing programs that focus on corporate marketing activities (B2B) and marketing campaigns for various sports and international properties (B2C).  These initiatives entail both online and traditional expenditures and include search engine marketing, digital media purchases, e-mail and social media marketing, grassroots and event marketing, print and radio advertising, and reseller/affiliate sales channels;

•	Professional fees – represents legal, accounting, and public and investor relations expenses; and

•	Other SG&A expenses – represents travel expenses, rent, office supplies, corporate IT services, credit card processing fees and other general operating expenses.

Research and development

Research and development costs primarily consist of wages and benefits for research and development department personnel.

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 2012 to Three Months Ended March 31, 2011

Our consolidated financial statements for the three months ended March 31, 2012 and 2011 have been prepared in accordance with U.S. GAAP.  A comparison of our results of operations for the three months ended March 31, 2012 and 2011 is as follows:

	2012	2011	Change
	$	$	%
Revenue
Services revenue	9,831,354	9,563,930	3%
Equipment revenue	537,162	382,068	41%
	10,368,516	9,945,998	4%

Costs and expenses
Cost of services revenue, exclusive of depreciation
and amortization shown separately below	4,047,543	3,668,811	10%
Cost of equipment revenue	466,693	311,562	50%
Selling, general and administrative, including
stock-based compensation	6,464,858	6,911,413	-6%
Research and development	1,556,550	1,487,661	5%
Depreciation and amortization	1,238,600	1,445,419	-14%
	13,774,244	13,824,866	0%
Operating loss	(3,405,728)	(3,878,868)	-12%

Other income (expense)
Loss on foreign exchange	(13,881)	(38,096)	-64%
Interest income	2,246	13,910	-84%
	(11,635)	(24,186)	-52%
Net and comprehensive loss before income taxes	(3,417,363)	(3,903,054)	-12%
Income tax provision	(127,000)	-	-
Net and comprehensive loss	(3,544,363)	(3,903,054)	-9%
Net loss attributable to non-controlling interest	-	9,754	-100%
Net loss attributable to controlling interest	(3,544,363)	(3,893,300)	-9%
Adjustment to the carrying amount of redeemable preferred stock	-	(267,656)	-100%
Net and comprehensive loss attributable to NeuLion, Inc. common stockholders	(3,544,363)	(4,160,956)	-15%

Revenue

Services revenue

Services revenue increased from $9.5 million for the three months ended March 31, 2011 to $9.8 million for the three months ended March 31, 2012.  Services revenue includes revenue from TV Everywhere, Pro Sports, College Sports and Other customers and is comprised of set-up fees, annual/monthly fees and variable fees.  Period-over-period variances in each sector are detailed below:

TV Everywhere

Revenue from TV Everywhere customers increased from $2.2 million for the three months ended March 31, 2011 to $2.5 million for the three months ended March 31, 2012.  The $0.3 million increase was a result of an increase in monthly/annual fees of $0.2 million and in set-up fees of $0.1 million.

Pro Sports

Revenue from Pro Sports customers increased from $3.4 million for the three months ended March 31, 2011 to $3.8 million for the three months ended March 31, 2012.  The $0.4 million improvement was the result of an increase in revenues from variable usage fees.

College Sports

Revenue from College Sports customers was $2.7 million for the three months ended March 31, 2011 and 2012.

Other

Revenue from Other customers decreased from $1.2 million for the three months ended March 31, 2011 to $0.8 million for the three months ended March 31, 2012.  The $0.4 million change primarily resulted from a decrease of $0.3 million in variable subscription fees.

Equipment revenue

Equipment revenue increased from $0.4 million for the three months ended March 31, 2011 to $0.6 million for the three months ended March 31, 2012.  The $0.2 million improvement was due to an increase in purchases by an existing customer.  Over 85% of our equipment revenue is generated from our TV Everywhere customers.

Costs and Expenses

Cost of services revenue

Cost of services revenue increased from $3.7 million for the three months ended March 31, 2011 to $4.0 million for the three months ended March 31, 2012.  Cost of services revenue as a percentage of services revenue increased from 38% for the three months ended March 31, 2011 to 41% for the three months ended March 31, 2012.

Cost of equipment revenue

Cost of equipment revenue increased from $0.3 million for the three months ended March 31, 2011 to $0.5 million for the three months ended March 31, 2012.  Cost of equipment revenue as a percentage of equipment revenue increased from 82% for the three months ended March 31, 2011 to 87% for the three months ended March 31, 2012.

Selling, general and administrative, including stock-based compensation

Selling, general and administrative, including stock-based compensation, decreased from $6.9 million for the three months ended March 31, 2011 to $6.5 million for the three months ended March 31, 2012.  The individual variances are as follows:

•	Wages and benefits were $4.6 million for the three months ended March 31, 2011 and 2012.

•
Stock-based compensation expense decreased from $0.4 million for the three months ended March 31, 2011 to $0.2 million for the three months ended March 31, 2012.  The decrease of $0.2 million was due to the issuance of common stock to a consultant and restricted stock to an employee during the three months ended March 31, 2011.

•	Marketing expenses decreased from $0.2 million for the three months ended March 31, 2011 to $0.1 million for the three months ended March 31, 2012.

•	Professional fees were $0.5 million for the three months ended March 31, 2011 and 2012.

•	Other SG&A expenses decreased from $1.2 million for the three months ended March 31, 2011 to $1.1 million for the three months ended March 31, 2012.

Research and development

Research and development costs increased from $1.5 million for the three months ended March 31, 2011 to $1.6 million for the three months ended March 31, 2012.

Depreciation and amortization

Depreciation and amortization decreased from $1.4 million for the three months ended March 31, 2011 to $1.2 million for the three months ended March 31, 2012.

 LIQUIDITY AND CAPITAL RESOURCES

Our cash position was $9.3 million at March 31, 2012.  For the three months ended March 31, 2012, we used $2.7 million to fund operations, which included cash inflows from changes in operating assets and liabilities of $1.0 million.   Additionally, we spent $0.3 million to purchase fixed assets.

As of March 31, 2012, our principal sources of liquidity included cash and cash equivalents of $9.3 million and trade accounts receivable of $2.9 million.  We continue to closely monitor our cash balances to ensure that we have sufficient cash on hand to meet our operating needs.  Management believes that we have sufficient liquidity to meet our working capital and capital expenditure requirements for the next twelve months.

At March 31, 2012, approximately 85% of our cash and cash equivalents were held in accounts with U.S. banks that received a BBB+ rating from Standard and Poor’s and an A3 rating from Moody’s.  The Company believes that these U.S. financial institutions are secure notwithstanding the current global economy and that we will be able to access the remaining balance of bank deposits.  Our investment policy is to invest in low-risk short-term investments which are primarily term deposits.  We have not had a history of any defaults on these term deposits, nor do we expect any in the future given the short term to maturity of these investments.

 Our business as currently operated is still in its early stages, with only a few years of operating history.  Our core business and business model has evolved from being a provider of professional information technology services and international programming to a provider of customized, end-to-end interactive, video services for a wide range of professional and collegiate sports properties, cable networks and operators, content owners and distributors, and telecommunication companies.  From our inception, we have incurred substantial net losses and have an accumulated deficit of $78.9 million; however, our non-GAAP Adjusted EBITDA Losses (as previously defined) have continuously improved period-over-period and management expects this trend to continue.  We continue to review our operating structure in an attempt to maximize revenue opportunities, further reduce costs and achieve profitability.  Based on our current business plan and internal forecasts, and considering the risks that are present in the current global economy, we believe that our cash on hand will be sufficient to meet our working capital and operating cash requirements for the next twelve months.  However, we will require expenditures of significant funds for marketing, building our subscriber management systems, programming and website development, maintaining adequate video streaming and database software, pursuing and maintaining channel distribution agreements with our channel partners, fees relating to acquiring and maintaining Internet streaming rights to our content and the construction and maintenance of our delivery infrastructure and office facilities.  Cash from operations could be affected by various risks and uncertainties, including, but not limited to, the risks detailed in our Annual Report on Form 10-K for the fiscal year December 31, 2011.  If our actual cash needs are greater than forecasted and if cash on hand is insufficient to meet our working capital and cash requirements for the next twelve months, we will require outside capital in addition to cash flow from operations in order to fund our business.  Our short operating history, our current lack of profitability and the prolonged upheaval in the capital markets could each or all be factors that might negatively impact our ability to obtain outside capital on reasonable terms, or at all.  If we were ever unable to obtain needed capital, we would reevaluate and reprioritize our planned capital expenditures and operating activities.  We cannot assure you that we will ultimately be able to generate sufficient revenue or reduce our costs in the anticipated time frame to become profitable and have sustainable net positive cash flows.

Working Capital Requirements

Our net working capital deficit at March 31, 2012 was $(5.0) million, a decrease of $2.3 million from the December 31, 2011 net working capital deficit of $(2.7) million.  Our working capital ratios at March 31, 2012 and December 31, 2011 were 0.75 and 0.88, respectively.  Included in current liabilities at March 31, 2012 and December 31, 2011 are approximately $5.0 million and $6.6 million, respectively, of liabilities (deferred revenue) that we do not anticipate settling in cash.  Excluding these liabilities, our working capital ratios at March 31, 2012 and December 31, 2011 were 1.00 and 1.26, respectively.

The change in working capital was primarily due to a decrease in current assets of $3.6 million offset by a decrease in current liabilities of $1.3 million.

Current assets at March 31, 2012 were $15.3 million, a decrease of $3.6 million from the December 31, 2011 balance of $18.9 million.  The decrease was the result of a decrease in cash and cash equivalents of $3.0 million and a decrease in accounts receivable of $0.6 million.

Current liabilities at March 31, 2012 were $20.3 million, a decrease of $1.3 million from the December 31, 2011 balance of $21.6 million.  The change was due to a decrease in deferred revenue of $1.7 million and a decrease in accounts payable of $0.1 million offset by an increase in accrued liabilities of $0.5 million.

Cash Flows

Summary balance sheet data:

	As at
	March 31, 2012	December 31, 2011
	$	$
Current Assets
Cash and cash equivalents	9,333,193	12,346,882
Accounts receivable, net	2,861,605	3,494,077
Other receivables	275,455	309,764
Inventory, net	891,928	797,436
Prepaid expenses and deposits	1,015,836	1,189,311
Due from related parties	937,961	734,452
Total current assets	15,315,978	18,871,922

Current Liabilities
Accounts payable	9,522,300	9,597,359
Accrued liabilities	5,823,442	5,314,308
Due to related parties	16,256	13,298
Deferred revenue	4,958,670	6,624,693
Total current liabilities	20,320,668	21,549,658

Working capital ratio	0.75	0.88

Comparative summarized cash flows:

	Three months ended
	March 31,
	2012	2011
	$	$

Cash used in operating activities	(2,691,642)	(4,547,532)
Cash used in investing activities	(322,047)	(299,286)
Cash provided by financing activities	-	-

Operating activities

Cash used in operating activities for the three months ended March 31, 2012 was $2.7 million.  Changes in net cash used in operating activities reflect the consolidated net loss of $3.5 million for the period:

•	plus non-cash items in the amount of $1.6 million, which relates to stock-based compensation, depreciation and amortization, and deferred income taxes; and

•	less changes in operating assets and liabilities of $0.8 million.

Investing activities

Cash used in investing activities for the three months ended was $0.3 million.  These funds were used to purchase fixed assets.

Financing activities

No cash was provided by or used in financing activities.

Recently Issued Accounting Standards

 In June 2011, the FASB issued Accounting Standards Update No. 2011-05, “Presentation of Comprehensive Income” (“ASU No. 2011-05”), which improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in Other Comprehensive Income (“OCI”) by eliminating the option to present components of OCI as part of the statement of changes in stockholders' equity. The amendments in this standard require that all nonowner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Subsequently in December 2011, the FASB issued Accounting Standards Update No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income” (“ASU No. 2011-12”), which indefinitely defers the requirement in ASU No. 2011-05 to present on the face of the financial statements reclassification adjustments for items that are reclassified from OCI to net income in the statement(s) where the components of net income and the components of OCI are presented. The amendments in these standards do not change the items that must be reported in OCI, when an item of OCI must be reclassified to net income, or change the option for an entity to present components of OCI gross or net of the effect of income taxes. The amendments in ASU No. 2011-05 and ASU No. 2011-12 are effective for interim and annual periods beginning after December 15, 2011 and are to be applied retrospectively. We adopted ASU No. 2011-05 and ASU No. 2011-12 on January 1, 2012, and its application did not have a material impact on the Company's consolidated financial position or results of operations.

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

Off Balance Sheet Arrangements

The Company did not have any off balance sheet arrangements as of March 31, 2012.

OUTSTANDING SHARE DATA

We had a total of 140,827,310 shares of common stock outstanding at May 4, 2012.  In addition, at such date we had outstanding, in the aggregate, 51,104,322 Class 3 Preference Shares, Class 4 Preference Shares, options, stock appreciation rights, warrants and retention warrants, each of which is exchangeable for one share of common stock upon exercise or conversion.

Item 3.                       Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 4.                       Controls and Procedures

Evaluation of Disclosure Controls and Procedures

           In connection with the preparation of this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, our management, including our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”).  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2012.

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

PART II. OTHER INFORMATION

Item 2.                       Unregistered Sales of Equity Securities and Use of Proceeds.

1.           On January 17, 2012, the Company issued shares of common stock, without registration under the Securities Act of 1933, as amended (the “Securities Act”), to non-management directors pursuant to the Company’s Directors’ Compensation Plan as compensation for their services for the second half of 2011 in the following aggregate amounts:

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

2.           On March 30, 2012, the Company issued 625,000 shares of restricted stock, without registration under the securities Act, to Marc Sokol, a former Executive Vice President of the Company residing within the United States, pursuant to a restricted share agreement dated November 12, 2010. Pursuant to the agreement, the Company agreed to issue 2,500,000 shares of common stock to Mr. Sokol over a four-year period, of which 25% of the shares was to be issued on each anniversary of November 12, 2010.  In the event of Mr. Sokol’s termination prior to issuance of all of the shares, all unissued shares were to be forfeited.  Mr. Sokol resigned from his position as Executive Vice President on January 31, 2012 and forfeited 1,875,000 shares of common stock upon his resignation. The aggregate value attributable of the 625,000 shares of common stock was $162,906 on the date of issuance. The Company issued the shares of restricted stock to Mr. Sokol in reliance on the exemption from the registration of the Securities Act afforded by Section 4(2) of the Securities Act because (i) Mr. Sokol was an accredited investor at the time of the sale, (ii) the Company did not engage in any general solicitation or advertising in connection with the sale, and (iii) Mr. Sokol received restricted securities.

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

NEULION, INC.

Date: May 9, 2012	/s/ Nancy Li
Name: Nancy Li
Title: Chief Executive Officer

Date: May 9, 2012	/s/ Arthur J. McCarthy
Name: Arthur J. McCarthy
Title: Chief Financial Officer