Form 10-Q
period 2012-06-30
NEULION, INC.
filed 2012-08-14
CIK 1387713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

As of August 10, 2012, there were 141,185,130 shares of the registrant’s Common Stock, $0.01 par value, outstanding.

NEULION, INC.

PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements

NEULION, INC.

CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. dollars, unless otherwise noted)

	June 30,	December 31,
	2012	2011
	(unaudited)
	$	$

ASSETS
Current
Cash and cash equivalents	5,073,838	12,346,882
Accounts receivable, net of allowance for doubtful accounts of $78,736 and $64,132,
respectively	2,170,295	3,494,077
Other receivables	315,457	309,764
Inventory	754,224	797,436
Prepaid expenses and deposits	1,094,573	1,189,311
Due from related parties	1,394,874	734,452
Total current assets	10,803,261	18,871,922
Property, plant and equipment, net	3,495,080	4,294,476
Intangible assets, net	5,313,514	6,609,465
Goodwill	11,327,626	11,327,626
Other assets	169,622	226,266
Total assets	31,109,103	41,329,755

LIABILITIES AND EQUITY
Current
Accounts payable	7,881,085	9,597,359
Accrued liabilities	4,640,189	5,314,308
Due to related parties	10,221	13,298
Deferred revenue	4,727,683	6,624,693
Total current liabilities	17,259,178	21,549,658
Long-term deferred revenue	1,034,687	1,050,495
Other long-term liabilities	389,754	432,159
Deferred tax liability	516,094	299,094
Total liabilities	19,199,713	23,331,406

Redeemable preferred stock, net (par value: $0.01; authorized: 50,000,000; issued and outstanding: 28,089,083)
Class 3 Preference Shares (par value: $0.01; authorized: 17,176,818; issued and
outstanding: 17,176,818)	10,000,000	10,000,000
Class 4 Preference Shares (par value: $0.01; authorized: 10,912,265; issued and
outstanding: 10,912,265)	4,879,637	4,864,591
Total redeemable preferred stock	14,879,637	14,864,591

Stockholders' equity
Common stock (par value: $0.01; authorized: 300,000,000; issued and outstanding:
141,185,130 and 140,012,310, respectively)	1,411,851	1,400,122
Additional paid-in capital	78,171,810	77,257,524
Promissory notes receivable	(209,250)	(209,250)
Accumulated deficit	(82,344,658)	(75,314,638)
Total (deficit) equity	(2,970,247)	3,133,758
Total liabilities and equity	31,109,103	41,329,755

See accompanying notes

NEULION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS
(unaudited)
(Expressed in U.S. dollars, unless otherwise noted)

	Three months		Six months
	ended		ended
	June 30,		June 30,
	2012	2011	2012	2011
	$	$	$	$

Revenue
Services revenue	8,202,133	8,813,595	18,033,487	18,377,525
Equipment revenue	514,793	1,144,529	1,051,955	1,526,597
	8,716,926	9,958,124	19,085,442	19,904,122

Costs and expenses
Cost of services revenue, exclusive of depreciation and
amortization shown separately below	2,676,978	3,150,377	6,724,521	6,819,188
Cost of equipment revenue	390,227	826,326	856,919	1,137,888
Selling, general and administrative, including
stock-based compensation	6,082,672	6,344,930	12,509,531	13,256,343
Research and development	1,765,761	1,584,208	3,360,311	3,071,869
Depreciation and amortization	1,182,217	1,378,592	2,420,818	2,824,011
	12,097,855	13,284,433	25,872,100	27,109,299
Operating loss	(3,380,929)	(3,326,309)	(6,786,658)	(7,205,177)

Other income (expense)
Loss on foreign exchange	(16,558)	(3,796)	(30,439)	(41,892)
Investment income	1,830	6,909	4,077	20,819
	(14,728)	3,113	(26,362)	(21,073)
Net and comprehensive loss before income taxes	(3,395,657)	(3,323,196)	(6,813,020)	(7,226,250)
Income taxes	(90,000)	—	(217,000)	—
Net and comprehensive loss	(3,485,657)	(3,323,196)	(7,030,020)	(7,226,250)
Net loss attributable to non-controlling interest	—	11,731	—	21,485
Net and comprehensive loss attributable to controlling interest	(3,485,657)	(3,311,465)	(7,030,020)	(7,204,765)
Adjustment to the carrying amount of redeemable preferred stock	—	420,889	—	153,233
Net and comprehensive loss attributable to NeuLion, Inc.
common stockholders	(3,485,657)	(2,890,576)	(7,030,020)	(7,051,532)

Net loss per weighted average number of shares
outstanding - basic and diluted	$(0.02)	$(0.02)	$(0.05)	$(0.05)

Weighted average number of shares
outstanding - basic and diluted	140,866,631	139,389,376	140,520,157	139,293,692

See accompanying notes

NEULION, INC.

CONSOLIDATED STATEMENT OF EQUITY
(unaudited)
(Expressed in U.S. dollars, unless otherwise noted)

			Additional	Promissory	Accumulated	Total
	Common stock		paid-in capital	notes	deficit	equity
	#	$	$	$	$	$

Balance, December 31, 2011	140,012,310	1,400,122	77,257,524	(209,250)	(75,314,638)	3,133,758

Accretion of issuance costs
on Class 4 Preference Shares	—	—	(15,046)	—	—	(15,046)
Stock-based compensation:
Issuance of common stock
under Directors’
Compensation Plan	547,820	5,479	23,854	—	—	29,333
Issuance of restricted stock	625,000	6,250	(39,318)	—	—	(33,068)
Stock options, warrants
and other compensation	—	—	944,796	—	—	944,796
Net loss	—	—	—	—	(7,030,020)	(7,030,020)
Balance, June 30, 2012	141,185,130	1,411,851	78,171,810	(209,250)	(82,344,658)	(2,970,247)

See accompanying notes

NEULION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Expressed in U.S. dollars, unless otherwise noted)

	Three months		Six months
	ended		ended
	June 30,		June 30,
	2012	2011	2012	2011
	$	$	$	$
OPERATING ACTIVITIES

Net loss	(3,485,657)	(3,323,196)	(7,030,020)	(7,226,250)
Adjustments to reconcile net loss to net cash used in
operating activities
Depreciation and amortization	1,182,217	1,378,592	2,420,818	2,824,011
Stock-based compensation	681,445	334,183	914,869	729,397
Deferred income taxes	90,000	—	217,000	—

Changes in operating assets and liabilities
Accounts receivable	691,310	(1,111,861)	1,323,782	(1,209,429)
Inventory	137,704	34,220	43,212	(113,082)
Prepaid expenses, deposits and other assets	(24,653)	210,308	151,382	(116,029)
Other receivables	(40,002)	17,669	(5,693)	112,034
Due from related parties	(456,913)	1,053,472	(660,422)	966,157
Accounts payable	(1,641,215)	(1,105,163)	(1,716,274)	(1,719,345)
Accrued liabilities	(1,157,255)	(613,148)	(647,927)	(329,882)
Deferred revenue	(121,742)	(315,061)	(1,830,053)	(1,911,769)
Long-term liabilities	(22,372)	(18,681)	(42,406)	(21,360)
Due to related parties	(6,035)	(500)	(3,077)	8,849
Cash used in operating activities	(4,173,168)	(3,459,166)	(6,864,809)	(8,006,698)

INVESTING ACTIVITIES
Purchase of property, plant and equipment	(86,187)	(188,465)	(408,235)	(487,751)
Cash used in investing activities	(86,187)	(188,465)	(408,235)	(487,751)

FINANCING ACTIVITIES
Private placement, net	—	4,903,906	—	4,903,906
Cash provided by financing activities	—	4,903,906	—	4,903,906

Net increase (decrease) in cash and cash equivalents
during the period	(4,259,355)	1,256,275	(7,273,044)	(3,590,543)
Cash and cash equivalents, beginning of period	9,333,193	8,082,507	12,346,882	12,929,325
Cash and cash equivalents, end of period	5,073,838	9,338,782	5,073,838	9,338,782

See accompanying notes

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
Information as at June 30, 2012 and for the three and six months ended
June 30, 2012 and 2011 (unaudited)

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

In the opinion of management, these interim unaudited consolidated financial statements contain all of the adjustments of a normal and recurring nature necessary to present fairly the Company’s financial position as at June 30, 2012 and December 31, 2011 and the results of operations and cash flows for the three and six months ended June 30, 2012 and 2011.

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
Information as at June 30, 2012 and for the three and six months ended
June 30, 2012 and 2011 (unaudited)

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

Advertising

Advertising costs are expensed as incurred and totaled $90,654 and $214,174 for the three and six months ended June 30, 2012, respectively (three and six months ended June 30, 2011 - $274,262 and $444,591, respectively).

3. Inventory

Inventory consists of the following:

	June 30,	December 31,
	2012	2011
	$	$

Raw materials	130,256	148,253
Finished goods	623,968	649,183
	754,224	797,436

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
Information as at June 30, 2012 and for the three and six months ended
June 30, 2012 and 2011 (unaudited)

4. Economic Dependence and Concentration of Credit Risk

As at June 30, 2012, one customer accounted for 18% of accounts receivable.

For the three and six months ended June 30, 2012, one customer accounted for 14% of revenue.

As at December 31, 2011, two customers accounted for 25% of accounts receivable: 11% and 14%.  For the three and six months ended June 30, 2011, one customer accounted for 14% of revenue.

5. Related Party Transactions

The Company has entered into certain transactions and agreements in the normal course of operations with related parties.  Significant related party transactions are as follows:

KyLin TV, Inc. (“KyLin TV”)

KyLin TV is an IPTV company that is controlled by the Chairman of the Board of Directors of the Company.  On June 1, 2008, the Company entered into an agreement with KyLin TV to build and deliver the setup and back office operations for KyLin TV’s IPTV service.  Effective April 1, 2012, the Company amended its agreement with KyLin TV, such that, in addition to the services previously provided, KyLin TV was appointed the exclusive distributor of the Company’s business to consumer (“B2C”) IPTV interests.  As exclusive distributor, KyLin TV will obtain, advertise and market all of the Company’s B2C content, in accordance with the terms of the amendment.  Accordingly, KyLin TV will now record the gross revenues from the Company’s B2C content as well as the associated license fees, whereas the Company will record revenues in accordance with the revised fee schedule in the amendment.  The Company also provides and charges KyLin TV for administrative and general corporate support.  The amounts received for these services provided by the Company for the three and six months ended June 30, 2012 were $80,976 and $154,897, respectively (three and six months ended June 30, 2011 - $69,877 and $164,194, respectively).

New York Islanders Hockey Club, L.P. (“New York Islanders”)

The Company provides IT-related professional and administrative services to the New York Islanders, a professional hockey club that is owned by the Chairman of the Board of Directors of the Company.

Renaissance Property Associates, LLC (“Renaissance”)

Renaissance is a real estate management company owned by the Chairman of the Board of Directors of the Company.  In June 2009, the Company signed a sublease agreement with Renaissance for office space in Plainview, New York.  Rent expense paid by the Company to Renaissance of $105,124 and $210,248, inclusive of taxes and utilities, is included in selling, general and administrative expense for the three and six months ended June 30, 2012, respectively (three and six months ended June 30, 2011 - $102,733 and $205,466, respectively).

Smile Train, Inc. (“Smile Train”)

The Company provides IT-related professional services to Smile Train, a public charity whose founder and significant benefactor is the Chairman of the Board of Directors of the Company.

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
Information as at June 30, 2012 and for the three and six months ended
June 30, 2012 and 2011 (unaudited)

The Company recognized revenue from related parties for the three and six months ended as follows:

	Three months		Six months
	ended		ended
	June 30,		June 30,
	2012	2011	2012	2011
	$	$	$	$

New York Islanders	67,730	78,519	146,560	168,686
Renaissance	30,000	30,000	60,000	60,000
Smile Train	27,000	27,000	54,000	54,000
KyLinTV	825,924	873,753	1,313,841	1,484,300
	950,654	1,009,272	1,574,401	1,766,986

As at June 30, 2012 and December 31, 2011, the amounts due from (to) related parties are as follows:

	June 30,	December 31,
	2012	2011
	$	$

New York Islanders	(10,221)	(13,298)
Renaissance	114	—
KyLin TV	1,394,760	734,452
	1,384,653	721,154

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

The following table summarizes the potential shares of common stock that was outstanding as at June 30, 2012 and December 31, 2011 that was not included in the computation of diluted loss per share as their effect would have been anti-dilutive.
	June 30,	December 31,
	2012	2011
	#	#

Class 3 Preference Shares	17,176,818	17,176,818
Class 4 Preference Shares	10,912,265	10,912,265
Stock options	17,110,313	15,980,375
Stock appreciation rights	675,000	675,000
Warrants	10,764,482	6,975,000
Retention warrants	615,550	626,750
Restricted stock	—	2,500,000

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
Information as at June 30, 2012 and for the three and six months ended
June 30, 2012 and 2011 (unaudited)

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

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
Information as at June 30, 2012 and for the three and six months ended
June 30, 2012 and 2011 (unaudited)

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

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
Information as at June 30, 2012 and for the three and six months ended
June 30, 2012 and 2011 (unaudited)

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis (“MD&A”) of the financial condition and results of operations of the Company should be read in conjunction with our consolidated financial statements and accompanying notes for the three and six months ended June 30, 2012 and 2011, which have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”).  All dollar amounts are in U.S. dollars (“US$” or “$”) unless stated otherwise.  As at August 10, 2012, the Bank of Canada noon rate for conversion of United States dollars to Canadian dollars (“CDN$”) was US$1 to CDN$0.9916.

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

Statements about our future plans and intentions, results, levels of activity, performance, goals, achievements or other future events may constitute forward-looking statements.  Wherever possible, words such as “may”, “will”, “should”, “could”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict” or “potential” or the negative or other variations of these words, or similar words or phrases, have been used to identify these forward-looking statements.  These statements reflect management’s current beliefs and are based on information available to management as at the date of this MD&A.

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

Overall Performance – Three months ended June 30, 2012 vs three months ended June 30, 2011

Highlights

➢	Total revenue decreased by $1.3 million, or 13%, as compared to the same period a year ago.

➢	Services revenue decreased by $0.6 million, or 7%, as compared to the same period a year ago.

➢	Cost of services revenue, exclusive of depreciation and amortization, improved by 3%, as a percentage of services revenue, as compared to the same period a year ago.

➢	Non-GAAP Adjusted EBITDA Loss (as defined below) improved by $0.1 million, or 6%, as compared to the same period a year ago.

Overview

Total revenue for the three months ended June 30, 2012 was $8.7 million, a decrease of $1.3 million, or 13%, from $10.0 million for the three months ended June 30, 2011.  The change was a result of a decrease in services revenue of $0.6 million and a decrease in equipment revenue of $0.7 million.

The $0.6 million decrease in services revenue was primarily a result of a decrease in revenues from the Company’s business-to-consumer (“B2C”) business.

The $0.7 million decrease in equipment revenue was primarily a result of a decrease in purchases from an existing customer.

Our net loss attributable to common stockholders for the three months ended June 30, 2012 was $3.5 million, or a loss of $0.02 per basic and diluted share of common stock, compared with a net loss of $2.9 million, or a loss of $0.02 per basic and diluted share of common stock, for the three months ended June 30, 2011.  The change in net loss attributable to common stockholders of $0.6 million, or 21%, was due to the following:

•	a decrease in total revenue of $1.3 million;
•	an increase in stock-based compensation of $0.3 million (non-cash item);
•	an increase in research and development costs of $0.2 million;
•	an adjustment to the carrying amount of redeemable preferred stock of $0.4 million for the three months ended June 30, 2011 (non-cash item); and
•	an increase in deferred income taxes of $0.1 million (non-cash item).

offset by the following:

•	a decrease in cost of revenue of $0.9 million;
•	a decrease in selling, general and administrative expenses, excluding stock-based compensation of $0.6 million; and
•	a decrease in depreciation and amortization of $0.2 million (non-cash item).

 Our non-GAAP Adjusted EBITDA Loss (as defined below) was $1.5 million for the three months ended June 30, 2012, compared with $1.6 million for the three months ended June 30, 2011.  The improvement in non-GAAP Adjusted EBITDA Loss was due to the impact of the items noted in the net loss discussion above.

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

The reconciliation from net loss to non-GAAP Adjusted EBITDA Loss is as follows:

	Three months ended,
	June 30,
	2012	2011
	$	$

Consolidated net loss on a GAAP basis	(3,485,657)	(3,323,196)

Depreciation and amortization	1,182,217	1,378,592
Stock-based compensation	681,445	334,183
Income taxes	90,000	0
Interest income and foreign exchange loss	14,728	(3,113)

Non-GAAP Adjusted EBITDA Loss	(1,517,267)	(1,613,534)

Overall Performance – Six months ended June 30, 2012 vs six months ended June 30, 2011

Highlights

➢	Total revenue decreased by $0.8 million, or 4%, as compared to the same period a year ago.

➢	Services revenue decreased by $0.4 million, or 2%, as compared to the same period a year ago.

➢	Cost of services revenue, exclusive of depreciation and amortization, remained constant, as a percentage of services revenue, as compared to the same period a year ago.

➢	Non-GAAP Adjusted EBITDA Loss (as defined below) improved by $0.2 million, or 5%, as compared to the same period a year ago.

Overview

Total revenue for the six months ended June 30, 2012 was $19.1 million, a decrease of $0.8 million, or 4%, from $19.9 million for the six months ended June 30, 2011.  The change was a result of a decrease in services revenue of $0.4 million and a decrease in equipment revenue of $0.4 million.

The $0.4 million decrease in services revenue was primarily a result of a decrease in revenues from our B2C business, offset by an increase in revenues from our College Sports business.

The $0.4 million decrease in equipment revenue was a result of a decrease in purchases from an existing customer.

Our net loss attributable to common stockholders for the six months ended June 30, 2011 and 2012 was $7.0 million, or a loss of $0.05 per basic and diluted share of common stock.   Our non-GAAP Adjusted EBITDA Loss (as defined below) was $3.5 million for the six months ended June 30, 2012, compared with $3.7 million for the six months ended June 30, 2011.

The improvement in non-GAAP Adjusted EBITDA Loss of $0.2 million, or 5%, was due to the following:

•	a decrease in cost of revenue of $0.4 million; and
•	a decrease in selling, general and administrative expenses, excluding stock-based compensation of $0.9 million.

offset by the following:

•	a decrease in total revenue of $0.8 million; and
•	an increase in research and development expenses of $0.3 million.

The reconciliation from net loss to non-GAAP Adjusted EBITDA Loss is as follows:

Consolidated Statement of Operations Reconciliation:
	Six months ended,
	June 30,
	2012	2011
	$	$

Consolidated net loss on a GAAP basis	(7,030,020)	(7,226,250)

Depreciation and amortization	2,420,818	2,824,011
Stock-based compensation	914,869	729,397
Income taxes	217,000	0
Interest income and foreign exchange loss	26,362	21,073

Non-GAAP Adjusted EBITDA Loss	(3,450,971)	(3,651,769)

Revenue

We earn revenue from four broad categories of customers:

•	TV Everywhere
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
This category includes our B2C business, in which we market our own content directly to customers, and various consulting services.  Effective April 1, 2012, the Company amended its agreement with KyLin TV, such that, in addition to the services previously provided, KyLin TV was appointed the exclusive distributor of the Company’s B2C IPTV interests.  As exclusive distributor, KyLin TV will obtain, advertise and market all of the Company’s B2C content, in accordance with the terms of the amendment.  Accordingly, KyLin TV will now record the gross revenues from the Company’s B2C content as well as the associated license fees, whereas the Company will record revenues in accordance with the revised fee schedule in the amendment.

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

•
Marketing – represents expenses for both global and local marketing programs that focus on corporate marketing activities (B2B) and marketing campaigns for various sports and international properties (B2C), that pre-existed the new distribution agreement with KyLin TV.  These initiatives entail both online and traditional expenditures and include search engine marketing, digital media purchases, e-mail and social media marketing, grassroots and event marketing, print and radio advertising, and reseller/affiliate sales channels;

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended June 30, 2012 to Three Months Ended June 30, 2011

Our consolidated financial statements for the three months ended June 30, 2012 and 2011 have been prepared in accordance with U.S. GAAP.  A comparison of our results of operations for the three months ended June 30, 2012 and 2011 is as follows:

	2012	2011	Change
	$	$	%
Revenue
Services revenue	8,202,133	8,813,595	-7%
Equipment revenue	514,793	1,144,529	-55%
	8,716,926	9,958,124	-12%

Costs and expenses
Cost of services revenue, exclusive of depreciation
and amortization shown separately below	2,676,978	3,150,377	-15%
Cost of equipment revenue	390,227	826,326	-53%
Selling, general and administrative, including
stock-based compensation	6,082,672	6,344,930	-4%
Research and development	1,765,761	1,584,208	11%
Depreciation and amortization	1,182,217	1,378,592	-14%
	12,097,855	13,284,433	-9%
Operating loss	(3,380,929)	(3,326,309)	2%

Other income (expense)
Loss on foreign exchange	(16,558)	(3,796)	336%
Interest income	1,830	6,909	-74%
	(14,728)	3,113	-573%
Net and comprehensive loss before income taxes	(3,395,657)	(3,323,196)	2%
Income taxes	(90,000)	-	-
Net and comprehensive loss	(3,485,657)	(3,323,196)	5%
Net loss attributable to non-controlling interest	-	11,731	-100%
Net loss and comprehensive loss attributable to controlling interest	(3,485,657)	(3,311,465)	5%
Adjustment to the carrying amount of redeemable preferred stock	-	420,889	-100%
Net and comprehensive loss attributable to NeuLion, Inc. common stockholders	(3,485,657)	(2,890,576)	21%

Revenue

Services revenue

Services revenue decreased from $8.8 million for the three months ended June 30, 2011 to $8.2 million for the three months ended June 30, 2012.  Services revenue includes revenue from TV Everywhere, Pro Sports, College Sports and Other customers and is comprised of set-up fees, annual/monthly fees and variable fees.  Period-over-period variances in each sector are detailed below:

TV Everywhere

Revenue from TV Everywhere customers increased from $2.3 million for the three months ended June 30, 2011 to $2.6 million for the three months ended June 30, 2012.  The $0.3 million increase was a result of an increase in monthly/annual fees of $0.2 million and variable subscription fees of $0.1 million.

Pro Sports

Revenue from Pro Sports customers decreased from $3.2 million for the three months ended June 30, 2011 to $2.6 million for the three months ended June 30, 2012.  The $0.6 million decrease was the result of a decrease in set up fees of $0.4 million and a decrease in variable usage fees of $0.2 million.

College Sports

Revenue from College Sports customers increased from $2.2 million for the three months ended June 30, 2011 to $2.4 million for the three months ended June 30, 2012.  The $0.2 million increase was the result of an increase in variable subscription fees of $0.1 million and variable advertising fees of $0.1 million.

Other

Revenue from Other customers decreased from $1.1 million for the three months ended June 30, 2011 to $0.6 million for the three months ended June 30, 2012.  The $0.5 million change primarily resulted from a decrease in variable subscription fees, as a result of our amended agreement with KyLin TV, discussed previously.

Equipment revenue

Equipment revenue decreased from $1.2 million for the three months ended June 30, 2011 to $0.5 million for the three months ended June 30, 2012.  The $0.7 million change was due to a decrease in purchases by an existing customer.  Over 85% of our equipment revenue is generated from our TV Everywhere customers.

Costs and Expenses

Cost of services revenue

Cost of services revenue decreased from $3.2 million for the three months ended June 30, 2011 to $2.7 million for the three months ended June 30, 2012.  Cost of services revenue as a percentage of services revenue improved from 36% for the three months ended June 30, 2011 to 33% for the three months ended June 30, 2012.  The 3% improvement (as a percentage of services revenue) primarily relates to the amendment we signed with KyLin TV discussed previously.

Cost of equipment revenue

Cost of equipment revenue decreased from $0.8 million for the three months ended June 30, 2011 to $0.4 million for the three months ended June 30, 2012.  Cost of equipment revenue as a percentage of equipment revenue increased from 72% for the three months ended June 30, 2011 to 76% for the three months ended June 30, 2012.

Selling, general and administrative, including stock-based compensation

Selling, general and administrative, including stock-based compensation, decreased from $6.3 million for the three months ended June 30, 2011 to $6.1 million for the three months ended June 30, 2012.  The individual variances are as follows:

•
Wages and benefits decreased from $4.4 million for the three months ended June 30, 2011 to $4.0 million for the three months ended June 30, 2012.  The $0.4 million decrease was a result of the amendment we signed with KyLin TV discussed previously.

•
Stock-based compensation expense increased from $0.3 million for the three months ended June 30, 2011 to $0.7 million for the three months ended June 30, 2012.  The increase of $0.4 million was due to the issuance of approximately two million fully vested warrants to a consulting firm during the three months ended June 30, 2012.

•
Marketing expenses decreased from $0.3 million for the three months ended June 30, 2011 to $0.1 million for the three months ended June 30, 2012.  The $0.2 million decrease was a result of the amendment we signed with KyLin TV discussed previously.

•	Professional fees decreased from $0.5 million for the three months ended June 30, 2011 to $0.4 million for the three months ended June 30, 2012.

•	Other SG&A expenses increased from $0.8 million for the three months ended June 30, 2011 to $0.9 million for the three months ended June 30, 2012.

Research and development

 Research and development costs increased from $1.6 million for the three months ended June 30, 2011 to $1.8 million for the three months ended June 30, 2012.   The $0.2 million increase was a result of an increase in employees.

Depreciation and amortization

Depreciation and amortization decreased from $1.4 million for the three months ended June 30, 2011 to $1.2 million for the three months ended June 30, 2012.   The $0.2 million decrease was the result of fixed assets being fully depreciated subsequent to June 30, 2011.

 Comparison of Six Months Ended June 30, 2012 to Six Months Ended June 30, 2011

Our consolidated financial statements for the six months ended June 30, 2012 and 2011 have been prepared in accordance with U.S. GAAP.  A comparison of our results of operations for the six months ended June 30, 2012 and 2011 is as follows:

	2012	2011	Change
	$	$	%
Revenue
Services revenue	18,033,487	18,377,525	-2%
Equipment revenue	1,051,955	1,526,597	-31%
	19,085,442	19,904,122	-4%

Costs and expenses
Cost of services revenue, exclusive of depreciation
and amortization shown separately below	6,724,521	6,819,188	-1%
Cost of equipment revenue	856,919	1,137,888	-25%
Selling, general and administrative, including
stock-based compensation	12,509,531	13,256,343	-6%
Research and development	3,360,311	3,071,869	9%
Depreciation and amortization	2,420,818	2,824,011	-14%
	25,872,100	27,109,299	-5%
Operating loss	(6,786,658)	(7,205,177)	-6%

Other income (expense)
Loss on foreign exchange	(30,439)	(41,892)	-27%
Interest income	4,077	20,819	-80%
	(26,362)	(21,073)	25%
Net and comprehensive loss before income taxes	(6,813,020)	(7,226,250)	-6%
Income taxes	(217,000)	-	-
Net and comprehensive loss	(7,030,020)	(7,226,250)	-3%
Net loss attributable to non-controlling interest	-	21,485	-100%
Net and comprehensive loss attributable to controlling interest	(7,030,020)	(7,204,765)	-2%
Adjustment to the carrying amount of redeemable preferred stock	-	153,233	-100%
Net and comprehensive loss attributable to NeuLion, Inc. common stockholders	(7,030,020)	(7,051,532)	0%

Revenue

Services revenue

Services revenue decreased from $18.4 million for the six months ended June 30, 2011 to $18.0 million for the six months ended June 30, 2012.  Services revenue includes revenue from TV Everywhere, Pro Sports, College Sports and Other customers and is comprised of set-up fees, annual/monthly fees and variable fees.  Period-over-period variances in each sector are detailed below:

TV Everywhere

Revenue from TV Everywhere customers increased from $4.6 million for the six months ended June 30, 2011 to $5.1 million for the six months ended June 30, 2012.  The $0.5 million increase was a result of an increase in monthly/annual fees of $0.3 million and in variable subscription fees of $0.2 million.

Pro Sports

 Revenue from Pro Sports customers decreased from $6.5 million for the six months ended June 30, 2011 to $6.3 million for the six months ended June 30, 2012.  The $0.2 million decrease was the result of a decrease in revenues from set-up fees.

College Sports

Revenue from College Sports customers increased from $5.0 million for the six months ended June 30, 2011 to $5.2 million for the six months ended June 30, 2012.  The $0.2 million increase was a result of an increase in variable subscription fees.

Other

Revenue from Other customers decreased from $2.3 million for the six months ended June 30, 2011 to $1.4 million for the six months ended June 30, 2012.  The $0.9 million change primarily resulted from a decrease in variable subscription fees, as a result of our amended agreement with KyLin TV, discussed previously.

Equipment revenue

Equipment revenue decreased from $1.5 million for the six months ended June 30, 2011 to $1.1 million for the six months ended June 30, 2012.  The $0.4 million change was due to a decrease in purchases by an existing customer.  Over 85% of our equipment revenue is generated from our TV Everywhere customers.

Costs and Expenses

Cost of services revenue

Cost of services revenue decreased from $6.8 million for the six months ended June 30, 2011 to $6.7 million for the six months ended June 30, 2012.  Cost of services revenue as a percentage of services revenue remained constant at 37% for the six months ended June 30, 2011 and 2012.

Cost of equipment revenue

Cost of equipment revenue decreased from $1.1 million for the six months ended June 30, 2011 to $0.9 million for the six months ended June 30, 2012.  Cost of equipment revenue as a percentage of equipment revenue increased from 75% for the six months ended June 30, 2011 to 81% for the six months ended June 30, 2012.

Selling, general and administrative, including stock-based compensation

Selling, general and administrative, including stock-based compensation, decreased from $13.3 million for the six months ended June 30, 2011 to $12.5 million for the six months ended June 30, 2012.  The individual variances are as follows:

•
Wages and benefits decreased from $8.9 million for the six months ended June 30, 2011 to $8.4 million for the three months ended June 30, 2012.  The $0.5 million decrease was a result of the amendment we signed with KyLin TV, discussed previously.

•
Stock-based compensation expense increased from $0.7 million for the six months ended June 30, 2011 to $0.9 million for the six months ended June 30, 2012.  The increase of $0.2 million was due to the issuance of approximately two million fully vested warrants to a consulting firm during the three months ended June 30, 2012 offset by stock issued to a consultant and restricted stock issued during the three months ended June 30, 2011.

•
Marketing expenses decreased from $0.4 million for the six months ended June 30, 2011 to $0.2 million for the six months ended June 30, 2012.  The $0.4 million decrease was a result of the amendment we signed with KyLin TV, discussed previously.

•	Professional fees were $0.9 million for the six months ended June 30, 2011 and 2012.

•
Other SG&A expenses decreased from $2.4 million for the six months ended June 30, 2011 to $2.1 million for the six months ended June 30, 2012.  The $0.3 million decrease was primarily a result of a decrease in travel.

Research and development

Research and development costs increased from $3.1 million for the six months ended June 30, 2011 to $3.4 million for the six months ended June 30, 2012.    The $0.3 million increase was a result of an increase in employees.

Depreciation and amortization

Depreciation and amortization decreased from $2.8 million for the six months ended June 30, 2011 to $2.4 million for the six months ended June 30, 2012.   The $0.4 million decrease was the result of fixed assets being fully depreciated subsequent to June 30, 2011.

LIQUIDITY AND CAPITAL RESOURCES

Our cash position was $5.1 million at June 30, 2012.  For the six months ended June 30, 2012, we used $6.9 million to fund operations, which included cash inflows from changes in operating assets and liabilities of $3.4 million.   Additionally, we spent $0.4 million to purchase fixed assets.

As of June 30, 2012, our principal sources of liquidity included cash and cash equivalents of $5.1 million and trade accounts receivable of $2.2 million.  We continue to closely monitor our cash balances to ensure that we have sufficient cash on hand to meet our operating needs.  Management believes that we have sufficient liquidity to meet our working capital and capital expenditure requirements for the next twelve months.

At June 30, 2012, approximately 67% of our cash and cash equivalents were held in accounts with U.S. banks that received a BBB+ rating from Standard and Poor’s and an A3 rating from Moody’s.  The Company believes that these U.S. financial institutions are secure notwithstanding the current global economy and that we will be able to access the remaining balance of bank deposits.  Our investment policy is to invest in low-risk short-term investments which are primarily term deposits.  We have not had a history of any defaults on these term deposits, nor do we expect any in the future given the short term to maturity of these investments.

 Our business as currently operated is still in its early stages, with only a few years of operating history.  Our core business and business model has evolved from being a provider of professional information technology services and international programming to a provider of customized, end-to-end interactive, video services for a wide range of professional and collegiate sports properties, cable networks and operators, content owners and distributors, and telecommunication companies.  From our inception, we have incurred substantial net losses and have an accumulated deficit of $82.4 million; however, our non-GAAP Adjusted EBITDA Losses (as previously defined) have continuously improved period-over-period and management expects this trend to continue.  We continue to review our operating structure in an attempt to maximize revenue opportunities, further reduce costs and achieve profitability.  Based on our current business plan and internal forecasts, and considering the risks that are present in the current global economy, we believe that our cash on hand will be sufficient to meet our working capital and operating cash requirements for the next twelve months.  However, we will require expenditures of significant funds for marketing, building our subscriber management systems, programming and website development, maintaining adequate video streaming and database software, pursuing and maintaining channel distribution agreements with our channel partners, fees relating to acquiring and maintaining Internet streaming rights to our content and the construction and maintenance of our delivery infrastructure and office facilities.  Cash from operations could be affected by various risks and uncertainties, including, but not limited to, the risks detailed in our Annual Report on Form 10-K for the fiscal year December 31, 2011.  If our actual cash needs are greater than forecasted and if cash on hand is insufficient to meet our working capital and cash requirements for the next twelve months, we will require outside capital in addition to cash flow from operations in order to fund our business.  Our short operating history, our current lack of profitability and the prolonged upheaval in the capital markets could each or all be factors that might negatively impact our ability to obtain outside capital on reasonable terms, or at all.  If we were ever unable to obtain needed capital, we would reevaluate and reprioritize our planned capital expenditures and operating activities.  We cannot assure you that we will ultimately be able to generate sufficient revenue or reduce our costs in the anticipated time frame to become profitable and have sustainable net positive cash flows.

Working Capital Requirements

Our net working capital deficit at June 30, 2012 was $(6.5) million, a decrease of $3.8 million from the December 31, 2011 net working capital deficit of $(2.7) million.  Our working capital ratios at June 30, 2012 and December 31, 2011 were 0.63 and 0.88, respectively.  Included in current liabilities at June 30, 2012 and December 31, 2011 are approximately $4.7 million and $6.6 million, respectively, of liabilities (deferred revenue) that we do not anticipate settling in cash.  Excluding these liabilities, our working capital ratios at June 30, 2012 and December 31, 2011 were 0.86 and 1.26, respectively.

The change in working capital was primarily due to a decrease in current assets of $8.1 million offset by a decrease in current liabilities of $4.3 million.

Current assets at June 30, 2012 were $10.8 million, a decrease of $8.1 million from the December 31, 2011 balance of $18.9 million.  The decrease was primarily the result of a decrease in cash and cash equivalents of $7.3 million and a decrease in accounts receivable of $1.3 million, offset by an increase in due from related parties of $0.7 million.

Current liabilities at June 30, 2012 were $17.3 million, a decrease of $4.3 million from the December 31, 2011 balance of $21.6 million.  The change was due to a decrease in deferred revenue of $1.9 million, a decrease in accounts payable of $1.7 million and a decrease in accrued liabilities of $0.7 million.

Cash Flows

Summary balance sheet data:

	As at
	June 30, 2012	December 31, 2011
	$	$
Current Assets
Cash and cash equivalents	5,073,838	12,346,882
Accounts receivable, net	2,170,295	3,494,077
Other receivables	315,457	309,764
Inventory, net	754,224	797,436
Prepaid expenses and deposits	1,094,573	1,189,311
Due from related parties	1,394,874	734,452
Total current assets	10,803,261	18,871,922

Current Liabilities
Accounts payable	7,881,085	9,597,359
Accrued liabilities	4,640,189	5,314,308
Due to related parties	10,221	13,298
Deferred revenue	4,727,683	6,624,693
Total current liabilities	17,259,178	21,549,658

Working capital ratio	0.63	0.88

Comparative summarized cash flows:

	Three months ended		Six months ended
	June 30		June 30
	2012	2011	2012	2011
	$	$	$	$

Cash used in operating activities	(4,173,168)	(3,459,166)	(6,864,809)	(8,006,698)
Cash used in investing activities	(86,187)	(188,465)	(408,235)	(487,751)
Cash provided by financing activities	-	4,903,906	-	4,903,906

Operating activities

Cash used in operating activities for the six months ended June 30, 2012 was $6.9 million.  Changes in net cash used in operating activities reflect the consolidated net loss of $7.0 million for the period:

•	plus non-cash items in the amount of $3.5 million, which relates to stock-based compensation, depreciation and amortization, and deferred income taxes; and

•	less changes in operating assets and liabilities of $3.4 million.

Investing activities

Cash used in investing activities for the six months ended was $0.4 million.  These funds were used to purchase fixed assets.

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

Off Balance Sheet Arrangements

The Company did not have any off balance sheet arrangements as of June 30, 2012.

OUTSTANDING SHARE DATA

We had a total of 141,185,130 shares of common stock outstanding at August 10, 2012.  In addition, at such date we had outstanding, in the aggregate, 57,254,428 Class 3 Preference Shares, Class 4 Preference Shares, options, stock appreciation rights, warrants, retention warrants and restricted stock, each of which is exchangeable for one share of common stock upon exercise or conversion.

Item 3.                  Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 4.                  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, our management, including our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”).  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2012.

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

PART II. OTHER INFORMATION

Item 2.                  Unregistered Sales of Equity Securities and Use of Proceeds.

1.          On June 20, 2012, the Company issued shares of common stock, without registration under the Securities Act of 1933, as amended (the “Securities Act”), to non-management directors pursuant to the Company’s Directors’ Compensation Plan as compensation for their services for the first half of 2012 in the following aggregate amounts:

John R. Anderson	54,503
Gabriel A. Battista	37,915
Shirley Strum Kenny	85,308
David Kronfeld	90,047
Charles B. Wang	90,047
Total	357,820

The aggregate value of the 357,820 shares of common stock issued to Dr. Kenny and Messrs. Anderson, Battista, Kronfeld and Wang was $75,500 on the date of issuance.  The Company sold these shares pursuant to the exemption from registration set forth in Section 4(2) of the Securities Act and Regulation D promulgated there under.  This issuance qualified for exemption from registration under the Securities Act because (i) each of the directors was an accredited investor at the time of the sale, (ii) the Company did not engage in any general solicitation or advertising in connection with the sale, and (iii) each of the directors received restricted securities.

2.           On May 9, 2012 (the “Issuance Date”), the Company executed a warrant certificate in favor of Raine Advisors LLC, a consultant, for the issuance of up to 3,789,482 warrants of the Company to purchase up to such number of shares of common stock of the Company at an exercise price of $0.2201 per share.  On the Issuance Date, 1,894,741 warrants automatically vested.  The remaining 1,894,741 warrants shall vest on such date that occurs prior to the expiration date, which shall be 10 years from the Issuance Date, upon Raine’s satisfaction of certain conditions set forth in the warrant certificate.  The Company issued the warrants in reliance on an exemption from registration requirements of the Securities Act afforded by Rule 506 promulgated thereunder.

3.           On June 4, 2012, the Company granted to employees 3,000,000 stock options to purchase 3,000,000 shares of company stock of the Company under the Company’s Second Amended and Restated Stock Option Plan, as amended, with an exercise price of $0.18 per common stock.  The stock options vest over four years, in equal increments of 25%, on each anniversary of the date of the grant.  The Company offered and sold the stock options to persons residing in the United States in reliance on the exemption from the registration requirements of the Securities Act afforded by Section 4(2) thereunder and to persons residing outside the United States in reliance on the exemption from the registration requirements of the Securities Act afforded by Regulation S thereunder.

Item 6.                  Exhibits

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

NEULION, INC.

Date: August 14, 2012	/s/ Nancy Li
Name: Nancy Li
Title: Chief Executive Officer

Date: August 14, 2012	/s/ Arthur J. McCarthy
Name: Arthur J. McCarthy
Title: Chief Financial Officer