Form 10-Q
period 2012-09-30
NEULION, INC.
filed 2012-11-08
CIK 1387713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

As of November 2, 2012, there were 163,967,804 shares of the registrant’s Common Stock, $0.01 par value, outstanding.

NEULION, INC.

PART I.  FINANCIAL STATEMENTS

Item 1.   Condensed Consolidated Financial Statements

NEULION, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. dollars, unless otherwise noted)

	September 30,	December 31,
	2012	2011
	(unaudited)
	$	$

ASSETS
Current
Cash and cash equivalents	17,254,790	12,346,882
Accounts receivable, net of allowance for doubtful accounts of $64,803 and $64,132,
respectively	2,854,553	3,494,077
Other receivables	438,559	309,764
Inventory	644,894	797,436
Prepaid expenses and deposits	1,230,017	1,189,311
Due from related parties	1,139,644	734,452
Total current assets	23,562,457	18,871,922
Property, plant and equipment, net	3,422,626	4,294,476
Intangible assets, net	4,664,407	6,609,465
Goodwill	11,327,626	11,327,626
Other assets	163,630	226,266
Total assets	43,140,746	41,329,755

LIABILITIES AND EQUITY
Current
Accounts payable	14,659,632	9,597,359
Accrued liabilities	5,101,564	5,314,308
Due to related parties	15,050	13,298
Deferred revenue	6,377,640	6,624,693
Convertible note, net of discount	233,938	—
Total current liabilities	26,387,824	21,549,658
Long-term deferred revenue	1,222,794	1,050,495
Other long-term liabilities	376,805	432,159
Deferred tax liability	578,094	299,094
Total liabilities	28,565,517	23,331,406

Redeemable preferred stock, net (par value: $0.01; authorized: 50,000,000; issued and outstanding: 28,089,083)
Class 3 Preference Shares (par value: $0.01; authorized: 17,176,818; issued and
outstanding: 17,176,818)	10,000,000	10,000,000
Class 4 Preference Shares (par value: $0.01; authorized: 10,912,265; issued and
outstanding: 10,912,265)	4,887,160	4,864,591
Total redeemable preferred stock	14,887,160	14,864,591

Stockholders' equity
Common stock (par value: $0.01; authorized: 300,000,000; issued and outstanding:
163,967,804 and 140,012,310, respectively)	1,639,679	1,400,122
Additional paid-in capital	82,789,001	77,257,524
Promissory notes receivable	(209,250)	(209,250)
Accumulated deficit	(84,531,361)	(75,314,638)
Total (deficit) equity	(311,931)	3,133,758
Total liabilities and equity	43,140,746	41,329,755

See accompanying notes

NEULION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS
(unaudited)
(Expressed in U.S. dollars, unless otherwise noted)

	Three months		Nine months
	ended		ended
	September 30,		September 30,
	2012	2011	2012	2011
	$	$	$	$

Revenue
Services revenue	8,806,275	8,225,017	26,839,762	26,602,541
Equipment revenue	552,444	877,169	1,604,399	2,403,767
	9,358,719	9,102,186	28,444,161	29,006,308

Costs and expenses
Cost of services revenue, exclusive of depreciation and
amortization shown separately below	2,439,307	3,257,089	9,163,829	10,076,277
Cost of equipment revenue	452,475	681,427	1,309,394	1,819,315
Selling, general and administrative, including
stock-based compensation	5,826,413	6,380,210	18,335,942	19,636,552
Research and development	1,609,622	1,573,367	4,969,934	4,645,236
Depreciation and amortization	1,144,043	1,348,590	3,564,861	4,172,602
	11,471,860	13,240,683	37,343,960	40,349,982
Operating loss	(2,113,141)	(4,138,497)	(8,899,799)	(11,343,674)

Other income (expense)
Gain (loss) on foreign exchange	(13,312)	15,919	(43,750)	(25,973)
Investment income	1,749	7,196	5,826	28,015
Loss on dissolution of majority-owned subsidiary	—	(97,205)	—	(97,205)
	(11,563)	(74,090)	(37,924)	(95,163)
Net and comprehensive loss before income taxes	(2,124,704)	(4,212,587)	(8,937,723)	(11,438,837)
Income taxes	(62,000)	—	(279,000)	—
Net and comprehensive loss	(2,186,704)	(4,212,587)	(9,216,723)	(11,438,837)
Net loss attributable to non-controlling interest	—	—	—	21,485
Net and comprehensive loss attributable to controlling interest	(2,186,704)	(4,212,587)	(9,216,723)	(11,417,352)
Adjustment to the carrying amount of redeemable preferred stock	—	—	—	153,233
Net and comprehensive loss attributable to NeuLion, Inc.
common stockholders	(2,186,704)	(4,212,587)	(9,216,723)	(11,264,119)

Net loss per weighted average number of shares
outstanding - basic and diluted	$(0.02)	$(0.03)	$(0.07)	$(0.08)

Weighted average number of shares
outstanding - basic and diluted	142,423,319	139,868,063	141,159,175	139,487,253

See accompanying notes

NEULION, INC.

CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(unaudited)
(Expressed in U.S. dollars, unless otherwise noted)

			Additional	Promissory	Accumulated	Total
	Common stock		paid-in capital	notes	deficit	equity
	#	$	$	$	$	$

Balance, December 31, 2011	140,012,310	1,400,122	77,257,524	(209,250)	(75,314,638)	3,133,758

Accretion of issuance costs
on Class 4 Preference Shares	—	—	(22,569)	—	—	(22,569)
Stock-based compensation:
Issuance of common stock
under Directors’
Compensation Plan	547,820	5,479	23,854	—	—	29,333
Issuance of restricted stock	625,000	6,250	(39,318)	—	—	(33,068)
Stock options, warrants
and other compensation	—	—	1,287,416	—	—	1,287,416
Private placement	22,782,674	227,828	3,970,404	—	—	4,198,232
Discount on convertible note	—	—	311,690	—	—	311,690
Net loss	—	—	—	—	(9,216,723)	(9,216,723)
Balance, September 30, 2012	163,967,804	1,639,679	82,789,001	(209,250)	(84,531,361)	(311,931)

See accompanying notes

NEULION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Expressed in U.S. dollars, unless otherwise noted)

	Three months		Nine months
	ended		ended
	September 30,		September 30,
	2012	2011	2012	2011
	$	$	$	$
OPERATING ACTIVITIES

Net loss	(2,186,704)	(4,212,587)	(9,216,723)	(11,438,837)
Adjustments to reconcile net loss to net cash used in
operating activities
Depreciation and amortization	1,144,043	1,348,590	3,564,861	4,172,602
Stock-based compensation	350,865	445,729	1,265,734	1,175,125
Loss on dissolution of majority-owned subsidiary	—	97,205	—	97,205
Deferred income taxes	62,000	—	279,000	—

Changes in operating assets and liabilities
Accounts receivable	(684,258)	(208,988)	639,524	(1,418,417)
Inventory	109,330	242,358	152,542	129,276
Prepaid expenses, deposits and other assets	(129,452)	(363,378)	21,930	(479,407)
Other receivables	(123,102)	(110,223)	(128,795)	1,811
Due from related parties	255,230	(194,729)	(405,192)	771,428
Accounts payable	6,778,547	5,710,217	5,062,273	3,897,537
Accrued liabilities	351,431	512,490	(296,497)	339,179
Deferred revenue	1,838,064	722,858	8,011	(1,188,911)
Long-term liabilities	(12,948)	(23,647)	(55,354)	(45,007)
Due to related parties	4,829	15,939	1,752	15,913
Cash provided by (used) in operating activities	7,757,875	3,981,834	893,066	(3,970,503)

INVESTING ACTIVITIES
Purchase of property, plant and equipment	(422,483)	(1,027,984)	(830,718)	(1,515,736)
Cash used in investing activities	(422,483)	(1,027,984)	(830,718)	(1,515,736)

FINANCING ACTIVITIES
Convertible note	545,628	—	545,628	—
Private placement, net	4,299,932	—	4,299,932	4,849,546
Cash provided by financing activities	4,845,560	—	4,845,560	4,849,546

Net increase (decrease) in cash and cash equivalents
during the period	12,180,952	2,953,850	4,907,908	(636,693)
Cash and cash equivalents, beginning of period	5,073,838	9,338,782	12,346,882	12,929,325
Cash and cash equivalents, end of period	17,254,790	12,292,632	17,254,790	12,292,632

See accompanying notes

NEULION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
Information as at September 30, 2012 and for the three and nine months ended
September 30, 2012 and 2011 (unaudited)

1. Nature of Operations

NeuLion, Inc. (“NeuLion” or the “Company”) is a technology service provider that delivers live and on-demand content to Internet-enabled devices.  Through the Company’s cloud-based end-to-end solution, the Company builds and manages private, interactive digital networks that enable the Company’s customers to provide a destination for their subscribers to view and interact with their content.  The Company was incorporated on January 14, 2000 under the Canada Business Corporations Act and was domesticated under Delaware law on November 30, 2010.  The Company’s common stock is listed on the Toronto Stock Exchange (“TSX”) under the symbol NLN.

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

In the opinion of management, these interim unaudited consolidated financial statements contain all of the adjustments of a normal and recurring nature necessary to present fairly the Company’s financial position as at September 30, 2012 and December 31, 2011 and the results of operations and cash flows for the three and nine months ended September 30, 2012 and 2011.  The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the entire year.

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

NEULION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
Information as at September 30, 2012 and for the three and nine months ended
September 30, 2012 and 2011 (unaudited)

In September 2011, the FASB issued Accounting Standards Update 2011-08, “Testing Goodwill for Impairment” (“ASU 2011-08”), which allows entities to use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of the provisions of ASU 2011-08 will not have a material impact on the Company's consolidated financial position or results of operations.

In July 2012, the FASB issued Accounting Standards Update ASU 2012-02, the amendments to ASC 350, “Intangibles—Goodwill and Other: Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”). The amendments apply to all entities, both public and nonpublic, that have indefinite-lived intangible assets, other than goodwill, reported in their financial statements. In accordance with the amendments, an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Subtopic 350-30. An entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, and early adoption is permitted. The adoption of the provisions of ASU 2012-02 will not have a material impact on the Company's consolidated financial position or results of operations.

Advertising

Advertising costs are expensed as incurred and totaled $86,461 and $300,635 for the three and nine months ended September 30, 2012, respectively (three and nine months ended September 30, 2011 - $167,525 and $612,116, respectively).

NEULION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
Information as at September 30, 2012 and for the three and nine months ended
September 30, 2012 and 2011 (unaudited)

3. Inventory

Inventory consists of the following:

	September 30,	December 31,
	2012	2011
	$	$

Raw materials	126,023	148,253
Finished goods	518,871	649,183
	644,894	797,436

4. Economic Dependence and Concentration of Credit Risk

As at September 30, 2012, one customer accounted for 12% of accounts receivable and three customers accounted for 81% of accounts payable as follows:  39%, 31% and 11%.

For the three and nine months ended September 30, 2012, one customer accounted for 16% and 14% of revenue, respectively.

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

5. Related Party Transactions

The Company has entered into certain transactions and agreements in the normal course of operations with related parties.  Significant related party transactions are as follows:

KyLin TV, Inc. (“KyLin TV”)

KyLin TV is an IPTV company that is controlled by the Chairman of the Board of Directors of the Company.  On June 1, 2008, the Company entered into an agreement with KyLin TV to build and deliver the setup and back office operations for KyLin TV’s IPTV service.  Effective April 1, 2012, the Company amended its agreement with KyLin TV, such that, in addition to the services previously provided, KyLin TV was appointed the exclusive distributor of the Company’s business to consumer (“B2C”) IPTV interests.  As exclusive distributor, KyLin TV obtains, advertises and markets all of the Company’s B2C content, in accordance with the terms of the amendment.  Accordingly, KyLin TV records the gross revenues from the Company’s B2C content as well as the associated license fees, whereas the Company records revenues in accordance with the revised fee schedule in the amendment.  The Company also provides and charges KyLin TV for administrative and general corporate support.  The amounts received for these services provided by the Company for the three and nine months ended September 30, 2012 were $80,702 and $235,598, respectively (three and nine months ended September 30, 2011 - $85,294 and $249,487, respectively).

NEULION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
Information as at September 30, 2012 and for the three and nine months ended
September 30, 2012 and 2011 (unaudited)

New York Islanders Hockey Club, L.P. (“New York Islanders”)

The Company provides IT-related professional services and administrative services to the New York Islanders, a professional hockey club that is owned by the Chairman of the Board of Directors of the Company.

Renaissance Property Associates, LLC (“Renaissance”)

The Company provides IT-related professional services to Renaissance, a real estate management company owned by the Chairman of the Board of Directors of the Company.  In June 2009, the Company signed a sublease agreement with Renaissance for office space in Plainview, New York.  Rent expense paid by the Company to Renaissance of $105,124 and $315,372, inclusive of taxes and utilities, is included in selling, general and administrative expense for the three and nine months ended September 30, 2012, respectively (three and nine months ended September 30, 2011 - $102,733 and $308,199, respectively).

Smile Train, Inc. (“Smile Train”)

The Company provides IT-related professional services to Smile Train, a public charity whose founder and significant benefactor is the Chairman of the Board of Directors of the Company.

The Company recognized revenue from related parties for the three and nine months ended as follows:

	Three months		Nine months
	ended		ended
	September 30,		September 30,
	2012	2011	2012	2011
	$	$	$	$

New York Islanders	72,853	86,047	219,412	254,732
Renaissance	30,000	30,000	90,000	90,000
Smile Train	27,000	27,000	81,000	81,000
KyLinTV	579,644	742,079	1,894,054	2,226,379
	709,497	885,126	2,284,466	2,652,111

As at September 30, 2012 and December 31, 2011, the amounts due from (to) related parties are as follows:

	September 30,	December 31,
	2012	2011
	$	$

New York Islanders	(15,050)	(13,298)
Renaissance	190	—
Smile Train	3,000	—
KyLin TV	1,136,454	734,452
	1,124,594	721,154

NEULION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
Information as at September 30, 2012 and for the three and nine months ended
September 30, 2012 and 2011 (unaudited)

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

The following table summarizes the potential shares of common stock outstanding as at September 30, 2012 and December 31, 2011 that were not included in the computation of diluted loss per share as their effect would have been anti-dilutive.
	September 30,	December 31,
	2012	2011
	#	#

Class 3 Preference Shares	17,176,818	17,176,818
Class 4 Preference Shares	10,912,265	10,912,265
Convertible note	2,665,500	—
Broker warrants	1,122,190	—
Stock options	16,912,625	15,980,375
Stock appreciation rights	675,000	675,000
Warrants	20,155,819	6,975,000
Retention warrants	236,550	626,750
Restricted stock	—	2,500,000

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

The Company has recorded a valuation allowance against the income tax benefit generated by the current year loss. All previously recognized deferred tax assets and net operating losses have also been reduced by a valuation allowance.

NEULION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
Information as at September 30, 2012 and for the three and nine months ended
September 30, 2012 and 2011 (unaudited)

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

NEULION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
Information as at September 30, 2012 and for the three and nine months ended
September 30, 2012 and 2011 (unaudited)

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

NEULION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
Information as at September 30, 2012 and for the three and nine months ended
September 30, 2012 and 2011 (unaudited)

Accounting for Class 4 Preference Shares

If certain criteria are met, companies must bifurcate conversion options from their host instruments and account for them as free-standing derivative instruments.  The Company has evaluated the conversion option on the Class 4 Preference Shares and determined that the embedded conversion option should not be bifurcated.  Additionally, the Company analyzed the conversion feature and determined that the effective conversion price was higher than the market price at the date of issuance; therefore, no beneficial conversion feature was recorded.  The Company has classified the Class 4 Preference Shares as temporary equity because they are redeemable upon the occurrence of an event that is not solely within the control of the issuer

11.  Convertible Note

On September 25, 2012, the Company completed a private placement for aggregate gross proceeds of approximately $4.6 million.  The Company sold an aggregate of 22,782,674 units at CDN$0.20 each (the “Units”), with each Unit consisting of one share of Common Stock and one-half of one common stock purchase warrant (“Warrant”) with each full Warrant entitling the holder thereof to purchase one share of common stock at US$0.30 for thirty (30) months following closing (the “Offering”).  The Vice Chairman of our Board of Directors purchased 1,745,000 Units in the Offering for CDN$349,000.  The Chairman of our Board of Directors purchased 2,334,500 Units in the Offering for CDN$466,900 and loaned the Company CDN$533,100 (evidenced by a convertible note in the amount of $545,628).  Upon receipt of stockholder approval, all outstanding principal and any accrued and unpaid interest owing on the convertible note will automatically convert into shares of Common Stock at a rate of US$0.20 per share (the “Conversion Shares”) and the number of Warrants equal to one-half of the number of Conversion Shares.  If stockholder approval is not received, all principal and interest (calculated (but not compounded) daily and payable in arrears at a rate of 6% per annum) will be paid on the maturity date, September 25, 2013.  The agent for a portion of the subscriptions, received from the Company a cash commission equal to 8% of the gross proceeds of the offering (excluding proceeds arising from Units purchased by the Chairman and Vice Chairman noted above) and broker warrants equal to 4% of the number of Units issued in the Offering.  Each Broker Warrant is exercisable for one Unit at an exercise price of US$0.21 per Warrant (“Broker Unit”) at any time prior to the 30 month anniversary of the closing date of the Offering.  Each Broker Unit consists of one share of Common Stock and one-half of a Warrant, and each full Warrant entitles the holder thereof to purchase one share of Common Stock at US$0.30 for 30 months following the closing date of the Offering.

Accounting for Convertible Note

If certain criteria are met, companies must bifurcate conversion options from their host instruments and account for them as free-standing derivative instruments.  The Company analyzed the conversion feature on the convertible note and determined that the embedded conversion option did not require bifurcation, however the effective conversion price was lower than the market price at the date of issuance; therefore, a beneficial conversion feature was recorded.  Additionally, the Company recorded separately the fair value of the warrants from the convertible note.  The beneficial conversion feature and the fair value of the warrants will be amortized into interest expense over the earlier of the one-year term of the convertible note or when the convertible note is converted.  The Company has classified the convertible note as a current liability because it is convertible within a year.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis (“MD&A”) of the financial condition and results of operations of the Company should be read in conjunction with our consolidated financial statements and accompanying notes for the three and nine months ended September 30, 2012 and 2011, which have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”).  All dollar amounts are in U.S. dollars (“US$” or “$”) unless stated otherwise.  As at November 2, 2012, the Bank of Canada noon rate for conversion of United States dollars to Canadian dollars (“CDN$”) was US$1 to CDN$0.9964.

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

Overview

NeuLion is a technology service provider delivering live and on-demand content to Internet-enabled devices.  Through our cloud-based end-to-end solution, we build and manage private, interactive digital networks that enable our customers to provide a destination for their subscribers to view and interact with their content.  We were incorporated on January 14, 2000 under the Canada Business Corporations Act and were domesticated under Delaware law on November 30, 2010.  Our common stock is listed on the Toronto Stock Exchange (“TSX”) under the symbol NLN.

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

Recent Development

On September 25, 2012, we completed a private placement for aggregate gross proceeds of approximately $4.6 million.  We sold an aggregate of 22,782,674 units at CDN$0.20 each (the “Units”), with each Unit consisting of one share of Common Stock and one-half of one common stock purchase warrant (“Warrant”) with each full Warrant entitling the holder thereof to purchase one share of Common Stock at US$0.30 for 30 months following closing (the “Offering”).  The Vice Chairman of our Board of Directors purchased 1,745,000 Units in the Offering for CDN$349,000 and the Chairman of our Board of Directors purchased 2,334,500 Units in the Offering for CDN$466,900.  The Chairman also loaned the Company CDN$533,100 (evidenced by a convertible note in the amount of $545,628).  Upon receipt of stockholder approval, all outstanding principal and any accrued and unpaid interest owing on the convertible note will automatically convert into shares of Common Stock at a rate of US$0.20 per share (the “Conversion Shares”) and the number of Warrants equal to one-half of the number of Conversion Shares.  If stockholder approval is not received, all principal and interest (calculated (but not compounded) daily and payable in arrears at a rate of 6% per annum) will be paid on the maturity date, September 25, 2013.  The agent for a portion of the subscriptions received from the Company a cash commission equal to CDN$299,251 (8% of the gross proceeds of the Offering, excluding proceeds arising from Units purchased by the Chairman and Vice Chairman noted above) and 748,127 broker warrants (“Broker Warrants”) (4% of the number of Units issued in the Offering).  Each Broker Warrant is exercisable for one Unit at an exercise price of US$0.21 per Warrant (“Broker Unit”) at any time prior to the 30 month anniversary of the closing date of the Offering.  Each Broker Unit consists of one share of Common Stock and one-half of a Warrant, and each full Warrant entitles the holder thereof to purchase one share of Common Stock at US$0.30 for 30 months following the closing date of the Offering.

Overall Performance – Three months ended September 30, 2012 vs three months ended September 30, 2011

Highlights

➢	Total revenue increased by $0.3 million, or 3%, as compared to the same period a year ago.

➢	Services revenue increased by $0.6 million, or 7%, as compared to the same period a year ago.

➢
Cost of services revenue, exclusive of depreciation and amortization, improved by 12%, from 40% in Q3 2011 to 28% in Q3 2012, as a percentage of services revenue, as compared to the same period a year ago.

➢	Non-GAAP Adjusted EBITDA Loss (as defined below) improved by $1.7 million, or 74%, from $2.3 million in Q3 2011 to $0.6 million in Q3 2012, as compared to the same period a year ago.

Overview

Total revenue for the three months ended September 30, 2012 was $9.4 million, an increase of $0.3 million, or 3%, from $9.1 million for the three months ended September 30, 2011.  The change was a result of an increase in services revenue of $0.6 million and a decrease in equipment revenue of $0.3 million.

The $0.6 million increase in services revenue was a result of a $0.7 million increase in revenue from our Pro Sports category of customers, a $0.4 million increase in revenue from our TV Everywhere category of customers and a $0.2 million increase in revenue from our College Sports category of customers offset by decrease in revenue from the Company’s business-to-consumer (“B2C”) business of $0.7 million.  These categories are described in more detail below under the heading “Revenue.”

The $0.3 million decrease in equipment revenue was primarily a result of a decrease in purchases from an existing customer.

Our net loss attributable to common stockholders for the three months ended September 30, 2012 was $2.2 million, or a loss of $0.02 per basic and diluted share of common stock, compared with a net loss of $4.2 million, or a loss of $0.03 per basic and diluted share of common stock, for the three months ended September 30, 2011.  The improvement in net loss attributable to common stockholders of $2.0 million, or 48%, was due to the following:

•	an increase in total revenue of $0.3 million;
•	a decrease in cost of revenue of $1.1 million;
•	a decrease in selling, general and administrative expenses, excluding stock-based compensation of $0.5 million;

•	an decrease in stock-based compensation of $0.1 million (non-cash item); and
•	a decrease in depreciation and amortization of $0.2 million (non-cash item),

offset by the following:

•	an increase in research and development costs of $0.1 million; and
•	an increase in deferred income taxes of $0.1 million (non-cash item).

 Our Non-GAAP Adjusted EBITDA Loss (as defined below) was $0.6 million for the three months ended September 30, 2012, compared with $2.3 million for the three months ended September 30, 2011.  The improvement in Non-GAAP Adjusted EBITDA Loss was due to the impact of the items noted in the net loss discussion above.

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

The reconciliation from net loss to Non-GAAP Adjusted EBITDA Loss is as follows:

	Three months ended,
	September 30,
	2012	2011
	$	$

Consolidated net loss on a GAAP basis	(2,186,704)	(4,212,587)

Depreciation and amortization	1,144,043	1,348,590
Stock-based compensation	350,865	445,729
Loss on dissolution of majority-owned subsidiary	0	97,205
Income taxes	62,000	0
Interest income and foreign exchange gain/loss	11,563	(23,115)

Non-GAAP Adjusted EBITDA Loss	(618,233)	(2,344,178)

Overall Performance – Nine months ended September 30, 2012 vs nine months ended September 30, 2011

Highlights

➢	Total revenue decreased by $0.6 million, or 2%, as compared to the same period a year ago.

➢	Services revenue increased by $0.2 million, or 1%, as compared to the same period a year ago.

➢
Cost of services revenue, exclusive of depreciation and amortization, improved by 4%, from 38% in Q3 2011 to 34% in Q3 2012, as a percentage of services revenue, as compared to the same period a year ago.

➢	Non-GAAP Adjusted EBITDA Loss (as defined below) improved by $1.9 million, or 32%, from $6.0 million in Q3 2011 to $4.1 million in Q3 2012, as compared to the same period a year ago.

Overview

Total revenue for the nine months ended September 30, 2012 was $28.4 million, a decrease of $0.6 million, or 2%, from $29.0 million for the nine months ended September 30, 2011.  The change was a result of a increase in services revenue of $0.2 million and a decrease in equipment revenue of $0.8 million.

The $0.2 million increase in services revenue was a result of a $0.8 million increase in revenue from our TV Everywhere category, a $0.5 million increase in revenue from our Pro Sports category, a $0.4 million increase in revenue from our College Sports category, offset by a decrease in revenue from our B2C business of $1.4 million and a decrease in consulting services of $0.1 million.

The $0.8 million decrease in equipment revenue was a result of a decrease in purchases from existing customers.

Our net loss attributable to common stockholders for the nine months ended September 30, 2012 was $9.2 million, or a loss of $0.07 per basic and diluted share of common stock, compared with a net loss of $11.3 million, or a loss of $0.08 per basic and diluted share of common stock, for the three months ended September 30, 2011.  The improvement in net loss attributable to common stockholders of $2.1 million, or 19%, was due to the following:

•	a decrease in cost of revenue of $1.4 million;
•	a decrease in selling, general and administrative expenses, excluding stock-based compensation of $1.4 million;
•	a decrease in depreciation and amortization of $0.6 million; and
•	a loss on dissolution of majority-owned subsidiary during the nine months ended September 30, 2011 of $0.1 million,

offset by the following:

•	a decrease in total revenue of $0.6 million;
•	an increase in research and development expenses of $0.4 million;
•	an increased in deferred income taxes of $0.3 million; and
•	an adjustment to the carrying amount of redeemable preferred stock of $0.1 million for the nine months ended September 30, 2012 of $0.1 million.

Our Non-GAAP Adjusted EBITDA Loss (as defined below) was $4.1 million for the nine months ended September 30, 2012, compared with $6.0 million for the nine months ended September 30, 2011.  The improvement in Non-GAAP Adjusted EBITDA Loss was due to the impact of the items noted in the net loss discussion above.

The reconciliation from net loss to Non-GAAP Adjusted EBITDA Loss is as follows:

	Nine months ended,
	September 30,
	2012	2011
	$	$

Consolidated net loss on a GAAP basis	(9,216,723)	(11,438,837)

Depreciation and amortization	3,564,861	4,172,602
Stock-based compensation	1,265,734	1,175,125
Loss on dissolution of majority-owned subsidiary	0	97,205
Income taxes	279,000	0
Interest income and foreign exchange loss	37,924	(2,042)

Non-GAAP Adjusted EBITDA Loss	(4,069,204)	(5,995,947)

Revenue

We earn revenue from four broad categories of customers:

•
TV Everywhere
This category represents all of our non-sports customers that own content rights, including content aggregators and distributors.  These customers include KyLin TV, Sky Angel, BTN2GO and the Independent Film Channel.

•
Pro Sports
This category represents all of our major, minor and junior sports league customers.  These customers include the National Football League (NFL), the National Hockey League (NHL), the National Basketball Association (NBA), Ultimate Fighting Championship (UFC), Major League Soccer (MLS) and the American Hockey League (AHL).

•
College Sports
This category represents all of our college and collegiate conference customers.  We partner with many National Collegiate Athletic Association (NCAA) schools and have agreements in place with over 150 colleges, universities and related websites. These customers include the University of North Carolina, LSU, Texas A&M and Duke.

•
Other
This category includes our B2C business, in which we market our own content directly to customers, and various consulting services.  Effective April 1, 2012, the Company amended its agreement with KyLin TV, such that, in addition to the services previously provided, KyLin TV was appointed the exclusive distributor of the Company’s Business to Consumer (“B2C”) IPTV interests.  As exclusive distributor, KyLin TV obtains, advertises and markets most of the Company’s B2C content, in accordance with the terms of the amendment.  Accordingly, KyLin TV records the gross revenues from the Company’s B2C content as well as the associated license fees, whereas the Company records revenues in accordance with the revised fee schedule in the amendment.

Within each of these four categories of customers, revenue is categorized as follows:

•	Services revenue, which consists of:

▪	Setup fees - non-recurring and charged to customers for design, setup and implementation services;

▪	Monthly/annual fees - recurring and charged to customers for ongoing hosting, support and maintenance; and

▪	Variable fees - recurring and earned through subscriptions, usage, advertising, support and eCommerce, as follows:

❖
Subscription revenue, which consists of recurring revenue based on the number of subscribers.  Revenue is typically generated on a monthly, quarterly or annual basis and can be either a fixed fee per user or a variable fee based on a percentage of the subscription price;

❖	Usage fees, which are charged to our customers for bandwidth and storage;
❖	Advertising revenue, which is earned through the insertion of advertising impressions on websites and in streaming video at a cost per thousand impressions;
❖	Support revenue, which consists of fees charged to our customers for providing customer support to their end users; and
❖	eCommerce revenue, which is earned through providing customers with ticketing and retail merchandising web solutions.

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

•
Stock-based compensation – represents the estimated fair value of our options, warrants and stock appreciation rights (“Convertible Securities”) for financial accounting purposes, prepared using the Black-Scholes-Merton model, which requires a number of subjective assumptions, including assumptions about the expected life of the Convertible Securities, risk-free interest rates, dividend rates, forfeiture rates and the future volatility of the price of our shares of common stock.   The estimated fair value of the Convertible Securities is expensed over the vesting period, which is normally four years, with the Convertible Securities vesting in equal amounts each year.  However, our Board of Directors has the discretion to grant options with different vesting periods;

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended September 30, 2012 to Three Months Ended September 30, 2011

Our consolidated financial statements for the three months ended September 30, 2012 and 2011 have been prepared in accordance with U.S. GAAP.  A comparison of our results of operations for the three months ended September 30, 2012 and 2011 is as follows:

	2012	2011	Change
	$	$	%
Revenue
Services revenue	8,806,275	8,225,017	7%
Equipment revenue	552,444	877,169	-37%
	9,358,719	9,102,186	3%

Costs and expenses
Cost of services revenue, exclusive of depreciation
and amortization shown separately below	2,439,307	3,257,089	-25%
Cost of equipment revenue	452,475	681,427	-34%
Selling, general and administrative, including
stock-based compensation	5,826,413	6,380,210	-9%
Research and development	1,609,622	1,573,367	2%
Depreciation and amortization	1,144,043	1,348,590	-15%
	11,471,860	13,240,683	-13%
Operating loss	(2,113,141)	(4,138,497)	-49%

Other income (expense)
Gain (loss) on foreign exchange	(13,312)	15,919	-184%
Interest income	1,749	7,196	-76%
Loss on dissolution of majority-owned subsidiary	0	(97,205)	-100%
	(11,563)	(74,090)	-84%
Net and comprehensive loss before income taxes	(2,124,704)	(4,212,587)	-50%
Income taxes	(62,000)	-	-
Net and comprehensive loss	(2,186,704)	(4,212,587)	-48%

Revenue

Services revenue

Services revenue increased from $8.2 million for the three months ended September 30, 2011 to $8.8 million for the three months ended September 30, 2012.  Services revenue includes revenue from TV Everywhere, Pro Sports, College Sports and Other customers and is comprised of set-up fees, annual/monthly fees and variable fees.  Period-over-period variances in each sector are detailed below:

TV Everywhere

Revenue from TV Everywhere customers increased from $2.3 million for the three months ended September 30, 2011 to $2.7 million for the three months ended September 30, 2012.  The $0.4 million increase was a result of an increase in set up fees of $0.2 million and variable usage fees of $0.2 million.

Pro Sports

Revenue from Pro Sports customers increased from $2.5 million for the three months ended September 30, 2011 to $3.2 million for the three months ended September 30, 2012.  The $0.7 million increase was the result of an increase in monthly/annual fees.

College Sports

Revenue from College Sports customers increased from $2.4 million for the three months ended September 30, 2011 to $2.6 million for the three months ended September 30, 2012.  The $0.2 million increase was the result of an increase in variable subscription fees.

Other

Revenue from Other customers decreased from $1.0 million for the three months ended September 30, 2011 to $0.3 million for the three months ended September 30, 2012.  The $0.7 million change primarily resulted from a decrease in variable subscription fees, as a result of our amended agreement with KyLin TV, discussed previously.

 Equipment revenue

Equipment revenue decreased from $0.9 million for the three months ended September 30, 2011 to $0.5 million for the three months ended September 30, 2012.  The $0.4 million change was due to a decrease in purchases by an existing customer.  Over 85% of our equipment revenue is generated from our TV Everywhere customers.

Costs and Expenses

Cost of services revenue

Cost of services revenue decreased from $3.3 million for the three months ended September 30, 2011 to $2.4 million for the three months ended September 30, 2012.  Cost of services revenue as a percentage of services revenue improved from 40% for the three months ended September 30, 2011 to 28% for the three months ended September 30, 2012.  The 12% improvement (as a percentage of services revenue) primarily resulted from the amendment we signed with KyLin TV discussed previously and our having negotiated lower rates on bandwidth costs.

Cost of equipment revenue

Cost of equipment revenue decreased from $0.7 million for the three months ended September 30, 2011 to $0.5 million for the three months ended September 30, 2012.  Cost of equipment revenue as a percentage of equipment revenue increased from 78% for the three months ended September 30, 2011 to 82% for the three months ended September 30, 2012.

Selling, general and administrative, including stock-based compensation

Selling, general and administrative, including stock-based compensation, decreased from $6.4 million for the three months ended September 30, 2011 to $5.8 million for the three months ended September 30, 2012.  The individual variances are as follows:

•
Wages and benefits decreased from $4.2 million for the three months ended September 30, 2011 to $4.0million for the three months ended September 30, 2012.  The $0.2 million decrease was a result of the amendment we signed with KyLin TV discussed previously.

•	Stock-based compensation expense decreased from $0.4 million for the three months ended September 30, 2011 to $0.3 million for the three months ended September 30, 2012.

•	Marketing expenses decreased from $0.2 million for the three months ended September 30, 2011 to $0.1million for the three months ended September 30, 2012.

•	Professional fees were $0.5 million for the three months ended September 30, 2011 and 2012.

•
Other SG&A expenses decreased from $1.1million for the three months ended September 30, 2011 to $0.9 million for the three months ended September 30, 2012.  The $0.2 million decrease was primarily the result of a recovery of a receivable previously written off as a bad debt.

Research and development

 Research and development costs were $1.6 million for the three months ended September 30, 2011 and 2012.

Depreciation and amortization

Depreciation and amortization decreased from $1.3 million for the three months ended September 30, 2011 to $1.1 million for the three months ended September 30, 2012.   The $0.2 million decrease was the result of certain fixed assets becoming fully depreciated subsequent to September 30, 2011.

 Comparison of Nine Months Ended September 30, 2012 to Nine Months Ended September 30, 2011

Our consolidated financial statements for the nine months ended September 30, 2012 and 2011 have been prepared in accordance with U.S. GAAP.  A comparison of our results of operations for the nine months ended September 30, 2012 and 2011 is as follows:

	2012	2011	Change
	$	$	%
Revenue
Services revenue	26,839,762	26,602,541	1%
Equipment revenue	1,604,399	2,403,767	-33%
	28,444,161	29,006,308	-2%

Costs and expenses
Cost of services revenue, exclusive of depreciation
and amortization shown separately below	9,163,829	10,076,277	-9%
Cost of equipment revenue	1,309,394	1,819,315	-28%
Selling, general and administrative, including
stock-based compensation	18,335,942	19,636,552	-7%
Research and development	4,969,934	4,645,236	7%
Depreciation and amortization	3,564,861	4,172,602	-15%
	37,343,960	40,349,982	-7%
Operating loss	(8,899,799)	(11,343,674)	-22%

Other income (expense)
Loss on foreign exchange	(43,750)	(25,973)	68%
Interest income	5,826	28,015	-79%
Loss on dissolution of majority-owned subsidiary	0	(97,205)	-100%
	(37,924)	(95,163)	-60%
Net and comprehensive loss before income taxes	(8,937,723)	(11,438,837)	-22%
Income taxes	(279,000)	-	-
Net and comprehensive loss	(9,216,723)	(11,438,837)	-19%
Net loss attributable to non-controlling interest	-	21,485	-100%
Net and comprehensive loss attributable to controlling interest	(9,216,723)	(11,417,352)	-19%
Adjustment to the carrying amount of redeemable preferred stock	-	153,233	-100%
Net and comprehensive loss attributable to NeuLion, Inc. common stockholders	(9,216,723)	(11,264,119)	-18%

Revenue

Services revenue

Services revenue increased from $26.6 million for the nine months ended September 30, 2011 to $26.8 million for the nine months ended September 30, 2012.  Services revenue includes revenue from TV Everywhere, Pro Sports, College Sports and Other customers and is comprised of set-up fees, annual/monthly fees and variable fees.  Period-over-period variances in each sector are detailed below:

TV Everywhere

Revenue from TV Everywhere customers increased from $6.9 million for the nine months ended September 30, 2011 to $7.7 million for the nine months ended September 30, 2012.  The $0.8 million increase was a result of an increase in monthly/annual fees of $0.4 million, a $0.2 million increase in setup fees and a $0.2 million increase in variable usage fees.

Pro Sports

 Revenue from Pro Sports customers increased from $9.1 million for the nine months ended September 30, 2011 to $9.6 million for the nine months ended September 30, 2012.  The $0.5 million improvement was the result of an increase in revenues from variable support and usage fees.

College Sports

Revenue from College Sports customers increased from $7.3 million for the nine months ended September 30, 2011 to $7.7 million for the nine months ended September 30, 2012.  The $0.4 million increase was a result of an increase in variable subscription fees.

Other

Revenue from Other customers decreased from $3.3 million for the nine months ended September 30, 2011 to $1.8 million for the nine months ended September 30, 2012.  The $1.5 million change primarily resulted from a decrease in variable subscription fees, as a result of our amended agreement with KyLin TV, discussed previously.

Equipment revenue

Equipment revenue decreased from $2.4 million for the nine months ended September 30, 2011 to $1.6 million for the nine months ended September 30, 2012.  The $0.8 million change was due to a decrease in purchases by existing customers.  Over 85% of our equipment revenue is generated from our TV Everywhere customers.

Costs and Expenses

Cost of services revenue

Cost of services revenue decreased from $10.1 million for the nine months ended September 30, 2011 to $9.2 million for the nine months ended September 30, 2012.  Cost of services revenue as a percentage of services revenue improved from 38% for the nine months ended September 30, 2011 to 34% for the nine months ended September 30, 2012.  The 4% improvement (as a percentage of services revenue) primarily relates to the amendment we signed with KyLin TV discussed previously and our having negotiated lower rates on bandwidth costs.

Cost of equipment revenue

Cost of equipment revenue decreased from $1.8 million for the nine months ended September 30, 2011 to $1.3 million for the nine months ended September 30, 2012.  Cost of equipment revenue as a percentage of equipment revenue increased from 76% for the nine months ended September 30, 2011 to 82% for the nine months ended September 30, 2012.

Selling, general and administrative, including stock-based compensation

Selling, general and administrative, including stock-based compensation, decreased from $19.6 million for the nine months ended September 30, 2011 to $18.3 million for the nine months ended September 30, 2012.  The individual variances are as follows:

•
Wages and benefits decreased from $13.1 million for the nine months ended September 30, 2011 to $12.4 million for the nine months ended September 30, 2012.  The $0.7 million decrease was a result of the amendment we signed with KyLin TV, discussed previously.

•	Stock-based compensation expense increased from $1.2 million for the nine months ended September 30, 2011 to $1.3million for the nine months ended September 30, 2012.

•
Marketing expenses decreased from $0.6 million for the nine months ended September 30, 2011 to $0.3 million for the nine months ended September 30, 2012.  The $0.3 million decrease was a result of the amendment we signed with KyLin TV, discussed previously.

•	Professional fees were $1.4 million for the nine months ended September 30, 2011 and 2012.

•
Other SG&A expenses decreased from $3.3million for the nine months ended September 30, 2011 to $2.9 million for the nine months ended September 30, 2012.  The $0.4 million decrease was primarily a result of a decrease in travel and a recovery of a receivable that was previously written off as a bad debt.

Research and development

Research and development costs increased from $4.6 million for the nine months ended September 30, 2011 to $5.0 million for the nine months ended September 30, 2012.    The $0.4 million increase was a result of an increase in employees.

Depreciation and amortization

Depreciation and amortization decreased from $4.2 million for the nine months ended September 30, 2011 to $3.6 million for the nine months ended September 30, 2012.   The $0.6 million decrease was the result of certain fixed assets becoming fully depreciated subsequent to September 30, 2011.

LIQUIDITY AND CAPITAL RESOURCES

Our cash position was $17.3 million at September 30, 2012.  For the nine months ended September 30, 2012, we generated $0.9 million from operations, which included cash inflows from changes in operating assets and liabilities of $4.9 million.   Additionally, we spent $0.8 million to purchase fixed assets and received $4.3 million from a private placement and $0.5 million from a convertible loan.

As of September 30, 2012, our principal sources of liquidity included cash and cash equivalents of $17.3 million and trade accounts receivable of $2.9 million.  We continue to closely monitor our cash balances to ensure that we have sufficient cash on hand to meet our operating needs.  Management believes that we have sufficient liquidity to meet our working capital and capital expenditure requirements for the next twelve months.

At September 30, 2012, approximately 68% of our cash and cash equivalents were held in accounts with U.S. banks that received a BBB+ rating from Standard and Poor’s and an A3 rating from Moody’s, and 23% of our cash and cash equivalents were held in bank accounts with one of the top five Canadian commercial banks.  The Company believes that these financial institutions are secure notwithstanding the current global economy and that we will be able to access the remaining balance of bank deposits.  Our investment policy is to invest in low-risk short-term investments which are primarily term deposits.  We have not had a history of any defaults on these term deposits, nor do we expect any in the future given the short term to maturity of these investments.

 Our business as currently operated is still in its early stages, with only a few years of operating history.  Our core business and business model has evolved from being a provider of professional information technology services and international programming to a provider of customized, end-to-end interactive, video services for a wide range of professional and collegiate sports properties, cable networks and operators, content owners and distributors, and telecommunication companies.  From our inception, we have incurred substantial net losses and have an accumulated deficit of $84.5 million; however, our Non-GAAP Adjusted EBITDA Losses (as previously defined) have continuously improved period-over-period and management expects this trend to continue.  We continue to review our operating structure in an attempt to maximize revenue opportunities, further reduce costs and achieve profitability.  Based on our current business plan and internal forecasts, and considering the risks that are present in the current global economy, we believe that our cash on hand will be sufficient to meet our working capital and operating cash requirements for the next twelve months.  However, we will require expenditures of significant funds for marketing, building our subscriber management systems, programming and website development, maintaining adequate video streaming and database software, and the construction and maintenance of our delivery infrastructure and office facilities.  Cash from operations could be affected by various risks and uncertainties, including, but not limited to, the risks detailed in our Annual Report on Form 10-K for the fiscal year December 31, 2011.  If our actual cash needs are greater than forecasted and if cash on hand is insufficient to meet our working capital and cash requirements for the next twelve months, we will require outside capital in addition to cash flow from operations in order to fund our business.  Our short operating history, our current lack of profitability and the prolonged upheaval in the capital markets could each or all be factors that might negatively impact our ability to obtain outside capital on reasonable terms, or at all.  If we were ever unable to obtain needed capital, we would reevaluate and reprioritize our planned capital expenditures and operating activities.  We cannot assure you that we will ultimately be able to generate sufficient revenue or reduce our costs in the anticipated time frame to become profitable and have sustainable net positive cash flows.

Working Capital Requirements

Our net working capital deficit at September 30, 2012 was $(2.8) million, a change of $0.1 million from the December 31, 2011 net working capital deficit of $(2.7) million.  Our working capital ratios at September 30, 2012 and December 31, 2011 were 0.89 and 0.88, respectively.  Included in current liabilities at September 30, 2012 and December 31, 2011 are approximately $6.6 million, of liabilities (deferred revenue and convertible note) that we do not anticipate settling in cash.  Excluding these liabilities, our working capital ratios at September 30, 2012 and December 31, 2011 were 1.19 and 1.26, respectively.

The change in working capital was primarily due to an increase in current assets of $4.7 million offset by an increase in current liabilities of $4.8 million.

Current assets at September 30, 2012 were $23.6 million, an increase of $4.7 million from the December 31, 2011 balance of $18.9 million.  The increase was primarily the result of an increase in cash and cash equivalents of $4.9 million.

Current liabilities at September 30, 2012 were $26.4 million, an increase of $4.8 million from the December 31, 2011 balance of $21.6 million.  The change was due to an increase in accounts payable of $5.1 million offset by a decrease in deferred revenue of $0.3 million.

Cash Flows

Summary balance sheet data:

	As at
	September 30, 2012	December 31, 2011
	$	$
Current Assets
Cash and cash equivalents	17,254,790	12,346,882
Accounts receivable, net	2,854,553	3,494,077
Other receivables	438,559	309,764
Inventory, net	644,894	797,436
Prepaid expenses and deposits	1,230,017	1,189,311
Due from related parties	1,139,644	734,452
Total current assets	23,562,457	18,871,922

Current Liabilities
Accounts payable	14,659,632	9,597,359
Accrued liabilities	5,101,564	5,314,308
Due to related parties	15,050	13,298
Deferred revenue	6,377,640	6,624,693
Convertible note, net of discount	233,938	-
Total current liabilities	26,387,824	21,549,658

Working capital ratio	0.89	0.88

Comparative summarized cash flows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
	$	$	$	$

Cash provided by (used in) operating activities	7,757,875	3,981,834	893,066	(3,970,503)
Cash used in investing activities	(422,483)	(1,027,984)	(830,718)	(1,515,736)
Cash provided by financing activities	4,845,560	-	4,845,560	4,849,546

Operating activities

 Cash provided by operating activities for the nine months ended September 30, 2012 was $0.9 million.  Changes in net cash used in operating activities reflect the consolidated net loss of $9.2 million for the period:

•	plus non-cash items in the amount of $5.1 million, which relates to stock-based compensation, depreciation and amortization, and deferred income taxes; and

•	plus changes in operating assets and liabilities of $5.0 million.

Investing activities

Cash used in investing activities for the nine months ended September 30, 2012 was $0.8 million.  These funds were used to purchase fixed assets.

Financing activities

Cash provided by financing activities for the nine months ended September 30, 2012 was $4.8 million.  These funds were generated from a private placement of $4.3 million and a convertible note of $0.5 million.

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

In July 2012, the FASB issued Accounting Standards Update ASU 2012-02, the amendments to ASC 350, “Intangibles—Goodwill and Other: Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”). The amendments apply to all entities, both public and nonpublic, that have indefinite-lived intangible assets, other than goodwill, reported in their financial statements. In accordance with the amendments an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Subtopic 350-30. An entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, and early adoption is permitted. The adoption of the provisions of ASU 2012-02 will not have a material impact on our consolidated financial position or results of operations.

Off Balance Sheet Arrangements

 The Company did not have any off balance sheet arrangements as of September 30, 2012.

OUTSTANDING SHARE DATA

We had a total of 163,967,804 shares of common stock outstanding at November 2, 2012.  In addition, at such date we had outstanding, 28,089,083 Preference Shares and 41,767,684 other convertible instruments (stock options, warrants, etc.), each of which is exchangeable for one share of common stock upon exercise or conversion.

Item 3.                  Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 4.                  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, our management, including our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2012.

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

PART II. OTHER INFORMATION

Item 2.                                Unregistered Sales of Equity Securities and Use of Proceeds.

On September 28, 2012, the Company granted Greg Willis, its Executive Vice President, Sales and Marketing, an option to purchase 400,000 shares of common stock of the Company, at an exercise price of $0.25 per share, under the NeuLion, Inc. 2012 Omnibus Securities and Incentive Plan.  The option vests annually in equal increments of 25% on each anniversary of the date of grant; the first increment vests on September 28, 2013.  The Company offered and sold the option to Mr. Willis, who resides in the United States, in reliance on the registration exemption set forth in Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), for transactions not involving any public offering.

Item 6.                                Exhibits

(b)   Exhibits

The exhibits listed below are filed as part of this report.

Exhibit No.		Description
4.1		Form of Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed September 28, 2012)

4.2		Warrant Certificate, dated September 25, 2012, issued to D&D Securities (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed September 28, 2012)

4.3		Convertible Note, dated September 25, 2012, in favor of Charles B. Wang (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed September 28, 2012)

10.1
Amendment 1 to Contract for Services made and entered into July 13, 2012, by and between NeuLion, Inc. and KyLin TV, Inc. (incorporated by reference to Exhibit 10.1 to Amendment No. 2 to the Company’s Current Report on Form 8-K/A, filed October 10, 2012)

10.2		Form of Subscription Agreement (U.S. Subscribers - Non-Brokered) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed September 28, 2012)

10.3		Form of Subscription Agreement (Canadian Subscribers - Brokered) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed September 28, 2012)

10.4		Form of Subscription Agreement (Canadian Subscribers - Non-Brokered) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed September 28, 2012)

31.1	*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**		XBRL Instance Document

101.SCH**		XBRL Taxonomy Extension Schema Document

101.CAL**		XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**		XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**		XBRL Taxonomy Extension Label Linkbase Document

101.PRE**		XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**
Furnished herewith.  As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for purposes of Section 11 and 12 of the Securities Act and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

NEULION, INC.

Date: November 8, 2012	/s/ Nancy Li
Name: Nancy Li
Title: Chief Executive Officer

Date: November 8, 2012	/s/ Arthur J. McCarthy
Name: Arthur J. McCarthy
Title: Chief Financial Officer