Form 10-K
period 2012-12-31
NEULION, INC.
filed 2013-03-08
CIK 1387713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

(Check one):
Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $10,174,882.

As of March 4, 2013, there were 164,207,147 shares of the registrant’s common stock, $0.01 par value, outstanding.

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

NeuLion, Inc.

PART I

Item 1. Business

Overview

NeuLion, Inc. (“NeuLion,” “we,” “us” or “our”) is a technology service provider that specializes in the digital video broadcasting, distribution and monetization of live and on-demand content to Internet-enabled devices.  Through our cloud-based end-to-end solution, we build and manage interactive digital networks that enable our customers to provide a destination for their subscribers to view and interact with their content.  We were incorporated on January 14, 2000 under the Canada Business Corporations Act and were domesticated under Delaware law on November 30, 2010.  Our common stock is listed on the Toronto Stock Exchange (“TSX”) under the symbol NLN.

Our core business and business model have evolved from being a provider of professional information technology services and international programming to a provider of customized, end-to-end, interactive video services for a wide range of professional and collegiate sports properties, cable networks and operators, content owners and distributors, and telecommunication companies.  With a fundamental shift in the way media is now being consumed, technological advancements are affecting how, when and where consumers connect to content.  NeuLion’s technology empowers our customers to capitalize on the growing consumer demand for viewing video content on multiple types of Internet-enabled devices by enabling delivery to a range of equipment, including personal computers, laptops, mobile devices, gaming consoles, tablets, Internet-enabled TVs, third-party set top boxes (“STBs”), standard TV sets that have Internet-connected devices and other similar consumer accessories.  Our platform offers an end-to-end service, which includes content management, subscriber management, digital rights management, billing services, app creation, content delivery and advertising solutions.

Customer Relationships

Our business is comprised of four main market sectors:  professional sports; college sports; TV Everywhere; and other customers. Our relationships are primarily business-to-business (“B2B”).  B2B relationships have been our primary focus in the past and are expected to be our focus in the future.  Our B2B relationships generally involve providing an end-to-end solution to a customer to enable that customer to deliver its content, by way of a digital platform built for that customer, to its end users.  A B2B customer typically aggregates the content, negotiates the licensing rights and directly markets the availability of the content.  This customer avails itself of our full services in delivery to its end users.  This type of relationship is typical of our professional and college sports partners and our TV Everywhere agreements.

Professional Sports

Through our comprehensive end-to-end platform, we provide our professional sports programming content partners with the ability to deliver live and on-demand content.  We maintain distribution and technology service agreements with leading professional sports properties as well as with sports networks, such as ESPN, Big Ten Network and MSG Varsity.  Among professional sports leagues, we count the National Football League (NFL), the National Hockey League (NHL), the National Basketball Association (NBA), Ultimate Fighting Championship (UFC), Major League Soccer (MLS), the American Hockey League (AHL), the Canadian Football League (CFL), the Western Hockey League (WHL), the Ontario Hockey League (OHL), the Professional Bowlers Association (PBA) and Bellator Fighting Championships as clients.

College Sports

We provide our college partners with a suite of digital services that includes delivery of live and on-demand content, web publishing, digital ticketing, donor management, e-commerce and advertising solutions.  We are a premier partner for National Collegiate Athletic Association (NCAA) colleges and universities and have agreements in place with over 150 colleges, universities or related sites, including the University of North Carolina, Duke University, the University of Oregon, Louisiana State University, Mississippi State University, Arkansas State University, University of Nebraska, Texas A&M University, the Big 12 Conference and the Southern Conference.

TV Everywhere

NeuLion also provides a “TV Everywhere” digital solution that allows cable networks and operators, entertainment companies, content aggregators and multichannel video programming distributors (“MVPD”s) to deliver their live and on-demand content to multiple devices outside the traditional free or pay-TV outlet.  We maintain distribution and technology service agreements with the Independent Film Channel, Univision, China Network Television (a new media agency of China Central Television), Sky Angel, Rogers, Maple Leaf Sports and Entertainment, Outdoor Channel, TVG Network, CBC, Zon Multimedia, Cablevision MSG Varsity, Shaw Communications, Big Ten Network and KyLin TV.

Other Customers

Our business-to-consumer (“B2C”) relationships are oriented to the individual consumer.  We have signed content distribution agreements with our B2C partners in exchange for revenue share payments to such partners.  We then market the content on one (or more) of the proprietary targeted websites that we have developed, such as Cycling TV, that are focused on a specific community.  We incur marketing expenses in promoting the availability of such content directly to customers.  We also provide consulting services to various customers.

Effective April 1, 2012, we amended our agreement with KyLin TV, such that, in addition to the services previously provided, KyLin TV was appointed the exclusive distributor of our B2C IPTV interests. As exclusive distributor, KyLin TV obtains, advertises and markets all of our B2C content, in accordance with the terms of the amendment. Accordingly, KyLin TV records the gross revenues from our B2C content as well as the associated license fees, whereas we record revenues in accordance with the revised fee schedule in the amendment.

Services

The services we offer evolve with shifts in consumer behavior.  Our platform’s complete, cloud-based end-to-end solution includes the following:

•	interactive television video player design and development;
•	signal capture, encoding and transcoding;
•	content delivery network (CDN) integration and management, which involves directing data to multiple hubs around the world to provide faster access to content for end users;
•	live video editing and tagging, which involves clipping highlights to make them available for viewing in real time;
•	content management, which involves preparing and formatting of various digital and analog TV and video formats for streaming over the Internet to multiple platforms;
•	subscriber management, including authorizing and controlling subscriber accounts;
•	security and digital rights management, which preserves the integrity of the content and protects it from unauthorized access;
•	billing services that enable customers to view subscription accounts and provide pay-per-view transactional billing and payment processing;
•	app creation, which is the development of applications for multiple devices;
•	delivery of streamed audio, video and other multimedia content;
•	game highlights and alerts;
•	advertising integration and substitution, which involves adding digital advertising into streamed video players;
•	quality of service monitoring;
•	customer support services;
•	Internet marketing services to drive traffic to our customers’ digital destinations;
•	social media integration, which involves the connection of social networks such as Facebook and Twitter to online viewing experiences;
•	reporting and analytics;
•	user authentication services;
•	online ticketing;
•	facilitating online merchandise sales;
•	auction engines (e.g., for sports memorabilia and experiences); and
•	marketing and advertising sales.

We endeavor to offer our customers all of the services they need to satisfy the demands of their consumers.

Distribution Methods

We distribute content through two primary methods:

•	Internet-enabled browser-based devices, including:
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

All of our distribution methods take advantage of the public Internet.  As a result, content delivered by NeuLion is available globally and is potentially unlimited in reach and interactive functionality.

Revenue

We earn revenue in two broad categories: services revenue and equipment revenue.  Services revenue accounts for the majority of our revenue and includes set-up fees, monthly and annual fees, and variable fees.  Equipment revenue includes the rental, sale and shipping of STBs to content partners and/or end users as well as computer hardware sales.  Our revenue streams are described in detail under Item 7 below under the heading “OPERATIONS.”  The United States and Canada are the principal markets in which our sales occur.

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

Third, an increasing number of small competitors is focusing on only one piece of the digital video delivery process, such as content encoding, streaming or monetization.  These types of companies often initially develop a deep expertise in one niche component of the digital video ecosystem, and we expect them to continue to increase the breadth of their offerings.

Finally, we also see indirect competition from media technology companies, such as Hulu or Netflix, who develop their own technologies internally and then distribute and monetize the entertainment and international programming of other content owners across different devices.  Our prospective customers who are content producers or aggregators (such as TV networks and studios) may elect to license and distribute their content via these types of third party platforms instead of building out their own platforms with our technology.

To distinguish our product line from our competitors’ offerings, we seek to be the all-in-one interactive video solution provider for our customers.  Our key differentiator is our ability to provide a complete, integrated, end-to-end solution with the most comprehensive suite of Internet video delivery services available, as many companies in our markets offer far narrower choices of services than we do.  Our suite of technology and other services is directed at the entire spectrum of content distribution: aggregation; delivery; monetization; support and maintenance; and services that support continued business growth for our partners.  Further, a cornerstone of our service is our ability to design, develop and launch interactive and social TV experiences far more advanced than those of our competitors.  Because of our deep experience in the market and our commitment to and investment in research and development, our enterprise platform is able to accommodate the largest (and smallest) of clients with any variety of needs.  Ultimately, we strive to meet every customer’s needs and partner with them across product lines to get them to market quickly and monetize their assets to their fullest potential.

Customer Dependence

One customer accounted for 13% of revenue for each of the years ended December 31, 2012 and 2011.  As at December 31, 2012, two customers accounted for 37% of accounts receivable: 24% and 13%, respectively.  As at December 31, 2011, two customers accounted for 25% of accounts receivable: 11% and 14%, respectively.  As at December 31, 2012, two customers accounted for 53% of accounts payable: 36% and 17%, respectively.  There was no concentration of accounts payable as at December 31, 2011.

Seasonality

Our sports content business is seasonal because demand for such programming corresponds to the seasons of the sports for which we stream content.

Regulation

Governmental and regulatory authorities in some jurisdictions in which our subscribers reside or our content originates may impose rules and regulations regarding content distributed over the Internet.  Regulatory schemes can vary significantly from country to country.  We may be subject to broadcasting or other regulations in countries in which we have subscribers or from which our content partners distribute their live linear feeds to us, and we may not be aware of those regulations or their application to us.  Further, governmental and regulatory authorities in many jurisdictions regularly review and modify their broadcasting rules and policies, including the application of those rules and policies to new and emerging media.

Traditional over-the-air and cable television broadcasting businesses are generally subject to extensive government regulation and significant regulatory oversight in most jurisdictions, including many of the countries from which our content originates and many of the countries into which we distribute our content to subscribers.  Regulations typically govern the issuance, amendment, renewal, transfer and ownership and investment in of over-the-air broadcast licenses, cable franchise licenses, competition and cross ownership and sometimes also govern the timing and content of programming, the timing, content and amount of commercial advertising and the amount of foreign versus domestically produced programming.  In many jurisdictions, including the United States and Canada, there are also significant restrictions on the ability of foreign entities to own or control traditional over-the-air television broadcasting businesses.  We are not aware of any regulations in any of the jurisdictions in which subscribers reside that would require us to be licensed to distribute content over the public Internet.

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

While the FCC has not ruled whether providers of IPTV content over the Internet are MVPDs, on March 30, 2012, in MB Docket No. 12-83, the FCC issued a notice seeking comment on whether the definition of MVPD should be expanded to include services delivered via IP, such as those delivered by us, thereby expanding the scope of the MVPD rules to possibly apply to programming we distribute.  No action has been taken in this matter to date, so  we do not consider that the statutory and regulatory requirements of MVPDs currently apply to us.  This status could change upon the FCC releasing a final decision in MB Docket No. 12-83.

If we were found to be an MVPD, we may be required to: scramble any sexually explicit programming we distributed (currently, we do not distribute any such programming); provide “closed caption” for programs we offered subscribers; comply with certain FCC advertising regulations (including advertising loudness rules, which may require report filing and investment in monitoring hardware and software); face possible exposure to state and local franchise registration or regulation; and comply with the FCC’s equal employment opportunity rules.  We generally would not be required to secure approval to deliver IPTV content over the public Internet to subscribers residing in the United States.

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

In Canada, our activities are affected by the Broadcasting Act (Canada). The Canadian Radio-television and Telecommunications Commission (“CRTC”) is an independent public organization that regulates and supervises the Canadian broadcasting and telecommunications systems.  The CRTC applies the objectives in the Broadcasting Act to guide its policy decisions.  In October 2009 the CRTC issued Broadcasting Order CRTC 2009-660, committing the regulator to a “New Media Exemption Order” under which the CRTC will continue to refrain from regulating most aspects of audiovisual content made available and delivered over the Internet, or delivered using other point-to-point technology and received by way of mobile devices (the “New Media Exemption Order”).  This exemption, originally slated to be reviewed by mid-2014, refrains from requiring Canadian ownership and control, or the licensing, of undertakings (called by the CRTC new media broadcasting undertakings, or “NMBUs”) engaged in such activities, among other matters.

Under the CRTC New Media Exemption Order, two conditions create exceptions to the scope of this exemption.  The first condition is an increased role in monitoring the development of markets in audiovisual content on the Internet.  This condition does not currently apply to our activities in Canada, although the CRTC indicated in Broadcasting Regulatory Policy CRTC 2010-582 that it may decide to extend these requirements to NMBUs like us.

The second condition is an anti-discrimination rule against the exercise of an “undue preference,” which is the provision by a party who controls new media distribution of unduly preferential access to its platforms and customer base.  The scope of the undue preference rule was considered by the CRTC (Broadcasting Notice of Consultation CRTC 2010-783).  Subsequently, the CRTC set out its regulatory framework for vertical integration in Broadcasting Regulatory Policy CRTC 2011-601.  The CRTC issued a code of conduct for commercial arrangements and interactions between broadcasting distribution undertakings (“BDUs”), programming undertakings and NMBUs.  In our case, many of our content partner agreements give us exclusive Internet distribution rights to the related content and channels.  Because the CRTC conditions its exemption of Internet-based “new media” from licensing and Canadian ownership and control requirements on compliance with the anti-discrimination rule prohibiting the exercise of an “undue preference”, we may have to abandon or change business practices in Canada, including the exercise of these exclusive distribution rights, if the CRTC deems them to be “unduly preferential”.  This could harm our business by allowing subscribers to obtain this content or these channels from other providers.  If this content or these channels are offered elsewhere on the Internet on more attractive terms, we could lose these subscribers, which could negatively impact our results of operations.  The CRTC is currently considering the scope of this anti-discrimination rule.

The CRTC has issued two new amendments to the New Media Exemption Order for new media  and other various regulations related to vertical integration.  In Broadcasting Regulatory Policy CRTC 2012-407 it extended the regime to all newly launched pay and specialty programming services, and made other amendments.  The CRTC also concluded Broadcasting Notice of Consultation CRTC 2011-805, “Call for comments on proposed amendments to the New Media Exemption Order for new media broadcasting undertakings – provisions relating to vertical integration,” by issuing Broadcasting Order CRTC 2012-409.  In Broadcasting Order CRTC 2012-409, the CRTC determined that the same considerations apply equally to the distribution of programming on mobile and retail Internet platforms, and it adopted new non-exclusivity, dispute resolution and other rules for digital media broadcasting undertakings, such as programs delivered and accessed over the Internet.  The CRTC prohibits the offering of programming that is dependent upon subscription to a particular mobile or retail Internet access service, and the extension of exclusive programming except under limited circumstances.  The CRTC also amended the New Media Exemption Order to include programming not previously distributed in Canada under the “no head start” rule.  The term “head start” refers to situations where a programming service is launched on a given BDU’s distribution platform prior to the service having been made available for distribution to other BDUs on commercially reasonable terms.  The no head start rule requires availability through alternate entities at the same time that a limited program is released.  The CRTC has also adopted a rule that in the event of a dispute, programming must be supplied while the dispute is pending.  These amendments could have a future impact on our operations.  All of these changes may have impact on our operations or the profitability of our operations, and may cause us to make changes in the manner in which we deliver programming.

We rely on the New Media Exemption Order and the exemption it provides for Internet-based “new media” from Canadian licensing and Canadian ownership and control requirements.  The exemption allows us to attract and serve Canadian subscribers without being subject to such requirements.  The CRTC’s exemption decision is subject to review by mid-2014 or at such time as events dictate.  If the CRTC decides, upon review, to rescind or roll back its New Media Exemption Order, we could become subject to requirements of the Broadcasting Act (Canada), which could harm our ability to conduct business in Canada.

Due to rapid technological developments, the CRTC issued a Notice of Consultation, 2011-344 (the “Consultation 2011-344”), asking for broad public commentary on developments in “new media” and “over-the-top” (“OTT”) programming.  OTT programming is programming that is delivered via the Internet and that can be accessed without a subscription to a BDU.  The Commission considers that Internet access to programming independent of a facility or network dedicated to its delivery (via, for example, cable or satellite) is the defining feature of what have been termed OTT services.  Part of the purpose of the Consultation 2011-344 was to investigate whether and how non-Canadian companies should support Canadian cultural programming, as ordered by a Standing Committee of the 40th Parliament.  In Consultation 2011-344, the CRTC also stated that it has been monitoring the development of broadcasting in new media, adding that OTT programming accessed over the Internet is increasingly available to consumers at attractive price points.  In April of 2012, the CRTC issued a letter stating that it believes that OTT programming services have not had an impact sufficient to warrant additional fact-finding.  The CRTC will continue to monitor OTT services and may issue additional findings in the future.

Our operations are also affected by CRTC rules adopted under the Telecommunications Act (Canada) that prevent Internet access providers from discriminating against traffic transmitted to and from our users under the Internet Traffic Management Practice (“ITMP”) regulatory framework issued in Telecom Regulatory Policy CRTC 2009-657.  The ITMP framework regulates how Internet access providers handle traffic on the public Internet.  The ITMP framework prohibits content-blocking; requires detailed prior public notice (followed by a 30-day warning period) before any retail traffic-shaping measures are implemented; and prohibits traffic-shaping that does not address a justifiable purpose in a manner that is narrowly tailored, minimizes harm, and could not have been reasonably avoided through network investment or economic approaches.

United Kingdom

The United Kingdom Office of Communications (“Ofcom”) implemented regulations in 2010 dealing with On-Demand Programme Services (“ODPS”).  It adopted a co-regulatory structure with The Authority for Television On Demand (“ATVOD”) having primary responsibility over content issues and the Advertising Standards Association regulating advertising on ODPS.  Ofcom amended its designation of ATVOD in September of 2012 confirming its designation of ATVOD as an entity permitted to collect regulatory fees and charged with implementing and enforcing advertising regulations.  Ofcom has backstop powers to regulate both content and advertising on such services. ATVOD has issued guidance on what on-demand services fall within its regulatory scope.  Service providers caught by this regulatory regime for ODPS have to register their service with ATVOD and pay a license fee.  ATVOD is currently consulting on the license fees to be paid in 2012-2013. Other European Union member states have implemented different regulatory structures to deal with video-on-demand (“VOD”) services under their jurisdiction. If we merely provide access but do not exercise editorial control over the content of a VOD service, the selection of the programs, or the manner in which the programs are organized, we believe that we will not be regulated by ATVOD; however, ATVOD has adopted an expansive interpretation of activities that constitute “editorial control” which is being challenged by a number of companies who have been subjected to ATVOD’s jurisdiction.  These challenges were recently upheld by Ofcom, and ATVOD’s jurisdiction over “TV-like” services has been somewhat limited.  Moreover, as we believe that we are not currently established in the UK or any other European Union member state for the purposes of the directive, neither our streamed nor our on-demand video services will be regulated within the European Union.

European Union

An update to the European Union directive, titled the “Audiovisual Media Services Directive,” was adopted on April 15, 2010.  This amendment expanded the original directive to cover all non-linear VOD services, such as IPTV service providers and content, including subscription-based IPTV content that is distributed over the public Internet in the United Kingdom and to other European Union member states, and subjected these to certain regulatory requirements.  A streamed IPTV service could be subject to regulation as a broadcast service in certain situations.  Under the directive, whether a broadcast or on-demand service, it will be regulated in the member state in which the service provider is established (for example, where it has its head office and editorial control is exercised), and may be subject to any stricter rules of the target country, particularly in instances of “unsuitable content.”  The directive also requires broadcasters to reserve a majority of time for “European works,” and places European work support requirements on on-demand providers.  “European works,” defined in the European Convention on Transfrontier Television of the Council of Europe, are works that are produced both in a European country (by both member states of the EU and state parties to such Convention) and “within the framework of bilateral production treaties” between member states and non-member countries when the majority share of the production, cost and control of the production is provided by persons (and entities) that are citizens of a member state, and where the non-member state has not imposed discriminatory conditions.  Editorial transparency rules have been extended to VOD providers, as have rules protecting children from certain content and advertising.  Only the basic tier of regulations otherwise apply to VOD providers, with the more extensive regulations applying only to broadcasters.  Again, as we believe that we are not currently established in the UK or any other European Union member state for the purposes of the directive, neither our streamed nor our on-demand video services should be regulated within the European Union.

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

The ITU has also undertaken the drafting and adoption of global standards for IPTV.  The IPTV Focus Group has ended it work on the IPTV Global Standards Initiative and has handed over its work to the parent group for the development of draft recommendations.  The adoption of standards could have an impact on our operations in various countries.

Other International Laws and Regulations

Any future or proposed regulatory initiatives regulating IPTV content in any of the jurisdictions in which our subscribers reside may require us to modify or block content in particular jurisdictions in order to continue distributing our IPTV services to subscribers in those jurisdictions, or to minimize the potential negative impact of such initiatives on our operations.

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

Employees

As of March 4, 2013, we had 395 total employees, 277 of whom were full-time employees.

Executive Officers

The following sets forth information regarding our executive officers.  The term of each officer is for one year or until a successor is elected.  Officers are normally elected annually.

Name and Age	Office	Term as Officer

Nancy Li, 55	President and Chief Executive Officer	2008 - present
G. Scott Paterson, 49	Vice Chairman	2008 - present
	Chairman	2002 - 2008
	Chief Executive Officer	2005 - 2007 and 2008
Arthur J. McCarthy, 56	Chief Financial Officer	2008 - present
Roy E. Reichbach, 50	General Counsel and Corporate Secretary	2008 - present
Horngwei (Michael) Her, 49	Executive Vice President, Research and Development	2008 - present
Ronald Nunn, 60	Executive Vice President, Business Operations	2008 - present
J. Christopher Wagner, 53	Executive Vice President, Marketplace Strategy	2008 - present
Gregory T. Willis, 51	Executive Vice President, Sales and Marketing	2012 - present

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

G. Scott Paterson has been our Vice Chairman since October 2008.  Prior to his current position, Mr. Paterson was our Chairman from January 2002 until October 2008 and Chief Executive Officer from May 2005 until October 2007 and again from June 2008 until October 2008.  Mr. Paterson is a Director, Chairman of the Audit Committee and a member of the Strategic Committee of Lions Gate Entertainment (NYSE:LGF).  Mr. Paterson is also Chairman of Symbility Solutions Inc., formerly Automated Benefits Corp (TSX:SY (formerly TSX:AUT)).  He is also the Chairman of the Merry Go Round Children’s Foundation and a Governor of Ridley College.  From October 1998 until December 2001, Mr. Paterson was Chairman and CEO of Yorkton Securities Inc., which under his leadership became Canada’s leading technology investment bank.  Mr. Paterson has served in the past as Chairman of the Canadian Venture Stock Exchange and as Vice Chairman of the TSX.  Mr. Paterson is a graduate of Ridley College and earned a Bachelor of Arts (Economics) degree from the University of Western Ontario.  In 2009, Mr. Paterson obtained the ICD.D designation by graduating from the Rotman Institute of Corporate Directors at the University of Toronto.

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

J. Christopher Wagner has been our Executive Vice President, Marketplace Strategy since November 2010 and the Executive Vice President of Marketplace Strategy of NeuLion USA since February 2004.  Mr. Wagner was our Executive Vice President of Sales from October 2008 until November 2010.  From 2000 to 2003, Mr. Wagner worked as the Chief Executive Officer and member of the Board of Directors of several private equity and venture capital firms, including Metiom, MetaMatrix, Exchange Applications and Digital Harbor.  From 1984 to 2000, Mr. Wagner held several positions at Computer Associates, culminating in his becoming Executive Vice President and General Manager of Services, responsible for building that company’s Government Partner Program and Global Consulting Business.  Mr. Wagner received a Bachelor of Science degree from the University of Delaware.

Gregory T. Willis has been our Executive Vice President, Sales and Marketing since August 2012.  From October 2011 to August 2012, Mr. Willis held the position of Global Account General Manager with Hewlett Packard (“HP”) and from March 2008 to October 2011, he was HP’s Business Development Director and Client Industry Executive.  Mr. Willis’ extensive media industry experience includes senior positions held between August 1992 and March 2008 with a number of leading content and technology companies, including Ascent Media/Liberty Media, Wheels TV, PanAmSat, Interactive Video Technology, The Box Music Network & DMX Music, and the Food Network.  Mr. Willis began his media career at HBO in December 1983.  Mr. Willis received a Bachelor of Arts degree from Boston University.

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

Our ability to increase revenue will depend in part on our ability to continue growing the business by developing IPTV platforms for new customers, which may require significant additional capital that may not be available to us.  We may need additional financing due to future developments, changes in our business plan or failure of our current business plan to succeed, which could result from increased marketing, distribution or programming costs.  Our actual funding requirements could vary materially from our current estimates.  If additional financing is needed, we may not be able to raise sufficient funds on favorable terms or at all.  If we issue common stock, or securities convertible into common stock, in the future, such issuance will result in the then-existing stockholders sustaining dilution to their relative proportion of our outstanding equity.  If we fail to obtain any necessary financing on a timely basis, then our ability to execute our current business plan may be limited, and our business, liquidity and financial condition could be harmed.

We are a small enterprise with a short operating history, which makes it difficult to evaluate our prospects.

We are still building out our current business.  In 2006, our core business model evolved from providing professional information technology services and international programming to providing customized, end-to-end, interactive video services for a wide range of professional and collegiate sports properties, cable networks and operators, content owners and distributors, and telecommunication companies.  From our inception, we have incurred substantial net losses.  We expend significant funds on research and development, maintaining adequate video-streaming and database software, the construction and maintenance of our delivery infrastructure and office facilities.  Although our non-GAAP Adjusted EBITDA losses (as defined in Item 7) have continuously improved year-over-year and management expects this trend to continue, many of the expenses, problems and delays encountered by an enterprise such as ours may be beyond our control.  If we are ultimately unable to generate sufficient revenue to become profitable and have sustainable net positive cash flows, our investors could lose some or all of their investment.

We may also encounter certain problems or delays in building our business, including those related to:

•	regulatory policies and compliance;
•	consumer acceptance of Internet-based television;
•	costs and expenses that exceed current estimates;

•	financing needs; and
•	the construction, integration, testing or upgrading of our distribution infrastructure and other systems.

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

In addition, we intend to introduce new services and/or functionalities to increase our customers’ and our own subscriber bases and long-term profitability, such as targeted advertising insertion and personal video recording.  These services are dependent on successful integration of new technologies into our distribution infrastructure.

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

Our success as a business depends, in part, on our ability to provide consistently high-quality video streams to our customers’ and to our own subscribers through our distribution infrastructure and IPTV technology on a consistent basis.  Our distribution infrastructure is susceptible to natural or man-made disasters such as hurricanes, earthquakes, floods, fires, power loss and sabotage, as well as interruptions from technology malfunctions, computer viruses and hacker attacks.  Other potential service interruptions may result from unanticipated demands on network infrastructure, increased traffic or problems in customer service.  Our ability to control technical and customer service issues is further limited by our dependence on our content partners for technical integration of our distribution infrastructure.  Significant disruptions in our distribution infrastructure would likely affect the quality and continuity of our service, could harm our goodwill and the NeuLion brand and ultimately could significantly and negatively impact the amount of revenue we may earn from our service.  We may not carry sufficient business interruption insurance to compensate for losses that could occur as a result of an interruption in our services.

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

Many of our content partner agreements give us exclusive Internet distribution rights to the related content and channels.  Because the CRTC conditions its exemption of Internet-based “new media” from licensing and Canadian ownership and control requirements on compliance with the anti-discrimination rule prohibiting the exercise of an “undue preference”, we may have to abandon or change business practices in Canada, including the exercise of these exclusive distribution rights, if the CRTC deems them to be “unduly preferential”.  This could harm our business by allowing subscribers to obtain this content or these channels from other providers.  If this content or these channels are offered elsewhere on the Internet on more attractive terms, we could lose these subscribers, which could negatively impact our results of operations.  The CRTC is currently considering the scope of this anti-discrimination rule.

We may cease to be exempted from the requirements of the Broadcasting Act (Canada).

We rely on the CRTC’s New Media Exemption Order and the exemption it provides for Internet-based “new media” from Canadian licensing and Canadian ownership and control requirements.  The exemption allows us to attract and serve Canadian subscribers without being subject to such requirements.  The CRTC’s exemption decision is subject to review by mid-2014 or at such time as events dictate.  If the CRTC decides, upon review, to rescind or roll back its New Media Exemption Order, we could become subject to requirements of the Broadcasting Act (Canada), which could harm our ability to conduct business in Canada.

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

Companies in the Internet, technology and media industries often own large numbers of patents, copyrights, trademarks and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights.  As we face increasing competition, the possibility of intellectual property rights claims against us grows.  Our technologies may not be able to withstand third-party claims or rights against their use.  Intellectual property claims, whether having merit or otherwise, could be time-consuming and expensive to litigate or settle and could divert management resources and attention.  In addition, many of our agreements with network service providers require us to indemnify these providers for third-party intellectual property infringement claims, which could increase our costs as a result of defending such claims and may require that we pay the network service providers’ damages if there were an adverse ruling in any such claims.

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

Item 1B. Unresolved Staff Comments

As a smaller reporting company, we are not required to include this information in our Annual Report on Form 10-K.

Item 2. Properties

Our principal executive offices are located in Plainview, New York.  We lease the following properties:

Description	Location	Expiration of Lease	Use of Property
Lease	Toronto, Ontario, Canada	June 2017	Business office
Lease	Shanghai, China	June 2013	Business office
Lease	Sanford, Florida	November 2013	Business office
Lease	New York, New York	August 2015	Business office
Lease	Plainview, New York	December 2013	Business office
Lease	London, England	Month-to-month	Business office
Lease	Burnaby, British Columbia,	March 2014	Business office
Canada
Lease	Beijing, China	July 2016	Business office
Lease	Toronto, Ontario, Canada	January 2015	Colocation/equipment
Lease	Slough, England	January 2015	Colocation/equipment
Lease	Palo Alto, CA	January 2015	Colocation/equipment
Lease	Savage, MD	August 2013	Colocation/equipment
Lease	Bellevue, NE	June 2013	Colocation/equipment
Lease	North Bergen, NJ	January 2015	Colocation/equipment
Lease	Hauppauge, NY	August 2013	Colocation/equipment
Lease	New York, NY	January 2015	Colocation/equipment
Lease	Dallas, TX	January 2015	Colocation/equipment

Item 3. Legal Proceedings

There is no material litigation currently pending or threatened against us or, to our knowledge, any of our officers or directors in their capacity as such.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price Information

There is no established public trading market for our common stock in the United States.  The TSX is the principal established foreign public trading market for our common stock, which trades under the symbol NLN.  The table below sets forth, for the periods indicated, the high and low sales prices of the common stock on the TSX, in Canadian dollars, for each full quarterly period within its two most recent fiscal years, as reported by the TSX.

Fiscal Year	High	Low

2012

First Quarter	$0.40	$0.21

Second Quarter	$0.26	$0.18

Third Quarter	$0.25	$0.15

Fourth Quarter	$0.33	$0.22

Fiscal Year	High	Low

2011

First Quarter	$0.60	$0.37

Second Quarter	$0.50	$0.27

Third Quarter	$0.40	$0.21

Fourth Quarter	$0.31	$0.16

Stockholders

As of March 4, 2013, there were approximately 184 holders of record of our common stock.

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

Our Certificate of Incorporation, as amended, also sets forth limits on the payment of dividends on our common stock in preference to our preferred stock.  Except with the consent in writing of the holders of a majority of the Class 4 Preference Shares outstanding, no dividend will at any time be declared and paid on or set apart for payment on our common stock, Class 3 Preference Shares or on any other shares ranking junior to the Class 4 Preference Shares in any financial year unless and until certain cumulative dividends on all the Class 4 Preference Shares outstanding have been declared and paid or set apart for payment.  Similarly, except with the consent in writing of the holders of a majority of the Class 3 Preference Shares outstanding, no dividend will at any time be declared and paid on or set apart for payment on our common stock or on any other shares ranking junior to the Class 3 Preference Shares in any financial year unless and until certain cumulative dividends on all the Class 3 Preference Shares outstanding have been declared and paid or set apart for payment.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2012 with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders
2012 Omnibus Securities and Incentive Plan (1)	415,000	(1)	$0.25	(1)	19,585,000
Second Amended and Restated Stock Option Plan (2)	16,502,500	(2)	$0.44	(2)	4,023,393
Restricted Share Plan(3)	0		N/A		0
2006 Stock Appreciation Rights Plan (4)	675,000	(3)	$0.61	(3)	7,535,357
Amended and Restated Directors’ Compensation Plan (5)	0	(4)	N/A	(4)	2,995,137
Amended and Restated Retention Warrants Plan (6)	236,550		$0.67		2,263,450
Employee Share Purchase Plan (7)	0	(6)	N/A		N/A
Equity compensation plans not approved by security holders
None	N/A		N/A		N/A
Total	17,829,050		$0.44		36,402,337

(1)	The maximum number of shares of common stock issuable upon exercise of securities granted pursuant to the 2012 Omnibus Securities and Incentive Plan (the “2012 Plan”) shall be 20,000,000.
(2)
The maximum number of shares of common stock issuable upon exercise of options granted pursuant to the Second Amended and Restated Stock Option Plan (the “Stock Option Plan”) is equal to the greater of (i) 4,000,000 shares of common stock and (ii) 12.5% of the number of issued and outstanding shares of common stock from time to time.  As a result, any increase in the issued and outstanding shares will result in an increase in the number of shares of common stock available for issuance under the Stock Option Plan, and any exercises of options will make new grants available under the Stock Option Plan.  No new option awards will be made under the Stock Option Plan, however, outstanding awards under the Stock Option Plan will remain in effect pursuant to their terms.  All future awards of options will be made under the 2012 Plan.

(3)	No new awards will be made under the Restricted Share Plan. All future similar awards will be made under the 2012 Plan.
(4)
The maximum number of shares of common stock which may be issued pursuant to the 2006 Stock Appreciation Rights Plan (the “SARs Plan”) is the greater of 4,150,000 or 5% of the issued and outstanding shares of common stock.  The shares of common stock reserved for issuance upon the exercise of SARs that terminate, expire unexercised or are cancelled shall be available for subsequent grants of SARs under the SARs Plan.  No new awards will be made under the SARs Plan, however, outstanding awards under the SARs Plan will remain in effect pursuant to their terms.  All future awards will be made under the 2012 Plan.

(5)	Shares of common stock are issued directly under the Amended and Restated Directors’ Compensation Plan (“Directors’ Compensation Plan”) without exercise of any option, warrant or right.
(6)
No new awards will be made under the Amended and Restated Retention Warrants Plan, however, outstanding awards under the Amended and Restated Retention Warrants Plan will remain in effect pursuant to their terms.  All future similar awards will be made under the 2012 Plan.

(7)	We have not issued shares under the Employee Share Purchase Plan since its approval by our stockholders.

On September 25, 2012, we completed a private placement offering (the “Offering”) pursuant to which we sold an aggregate of 22,782,674 units at CDN$0.20 each (the “Units”), with each Unit consisting of one share of common stock, and one-half of one common stock purchase warrant (“Offering Warrant”), and each full Offering Warrant entitling the holder thereof to purchase one share of common stock at US$0.30 for thirty (30) months following closing (the “Offering”) and (ii) a convertible note exercisable upon stockholder approval for Units in the amount of CDN$533,100 (“Convertible Note”), for aggregate gross proceeds of approximately CDN$5,089,635.  D&D Securities Inc. (the “Broker”) served as the agent for a portion of the Offering.  A portion of our compensation to the Broker for services rendered in connection with the Offering included a certificate to purchase up to 748,127 broker warrants (“Broker Warrants”).  Each Broker Warrant is exercisable for one Unit at an exercise price of US$0.21 per warrant (“Broker Unit”) (a weighted-average exercise price of US$0.21 per share) at any time prior to the thirty (30) month anniversary of the closing date of the Offering.  Each Broker Unit consists of one share of common stock and one-half of an Offering Warrant, and each full Offering Warrant entitles the holder thereof to purchase one share of common stock at US$0.30 for thirty (30) months following the closing date of the Offering.

On May 9, 2012 (the “Issuance Date”), we executed a warrant certificate in favor of Raine Advisors LLC, a consultant, for the issuance of up to 3,789,482 warrants to purchase up to such number of shares of common stock of the Company at an exercise price of $0.2201 per share (a weighted-average exercise price of $0.2201 per share).  On the Issuance Date, 1,894,741 warrants automatically vested.  The remaining 1,894,741 warrants shall vest on such date that occurs prior to the expiration date, which shall be 10 years from the Issuance Date, upon Raine’s satisfaction of certain conditions set forth in the warrant certificate.

On October 20, 2008, in connection with the NeuLion, Inc. – JumpTV Inc. merger, we issued 5,000,000 warrants, fully vested and exercisable for two years at $0.63, to employees of the company then known NeuLion, Inc. who became employees of the post-merger company.  On June 15, 2010, the stockholders of the Company approved a resolution to extend the expiry date of these warrants from October 20, 2010 to October 20, 2013.

As of December 31, 2012, in the aggregate, these warrants could be exercised for 19,383,269 shares of common stock at a weighted average exercise price per warrant of $0.37.

Recent Sales of Unregistered Securities

Information regarding other securities sold by us but not registered under the Securities Act of 1933, as amended (the “Securities Act”), during the fiscal year ended December 31, 2012 has been previously included in our Quarterly Reports on Form 10-Q for the periods ended March 31, 2012, June 30, 2012 and September 30, 2012 and in our Current Report on Form 8-K filed with the SEC on September 25, 2012.

Information regarding securities sold by us but not registered under the Securities Act subsequent to the quarter ended September 30, 2012 through the date of this filing that were not reported on a Current Report on Form 8-K filed with the SEC during that period is as follows:  On December 20, 2012, we issued shares of common stock without registration under the Securities Act to non-management directors, in payment pursuant to our Directors’ Compensation Plan of their semi-annual directors’ fees for the six-month period ended December 31, 2012, in the following aggregate amounts:

John R. Anderson	37,791
Gabriel A. Battista	27,132
Shirley Strum Kenny	62,016
David Kronfeld	62,016
Charles B. Wang	50,388
Total	239,343

The aggregate value of the 239,343 shares of common stock issued to Dr. Kenny and Messrs. Anderson, Battista, Kronfeld and Wang was $61,750 on the date of issuance.  We issued these shares of common stock pursuant to the exemption from registration set forth in Section 4(2) of the Securities Act and Regulation D promulgated thereunder.  This issuance qualified for exemption from registration under the Securities Act because (i) each of the directors was an accredited investor at the time of the issuance, (ii) we did not engage in any general solicitation or advertising in connection with the issuance, and (iii) each of the directors received restricted securities.

Repurchases of Equity Securities During the Fourth Quarter of the Fiscal Year Ended December 31, 2012

None.

Item 6. Selected Financial Data

As a smaller reporting company, we are not required to include this information in our Annual Report on Form 10-K.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis (“MD&A”) of the financial condition and results of operations of the Company should be read in conjunction with our audited consolidated financial statements and accompanying notes for the years ended December 31, 2012 and 2011, which have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). All dollar amounts are in U.S. dollars (“US$” or “$”) unless stated otherwise. As at March 4, 2013 the Bank of Canada noon rate for conversion of United States dollars to Canadian dollars (“CDN$”) was US$1 to CDN$1.0298.

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

Forward-looking statements involve significant risk, uncertainties and assumptions. Although the forward-looking statements contained in this MD&A are based upon what management believes to be reasonable assumptions, we cannot assure readers that actual results will be consistent with these forward-looking statements. These forward-looking statements are made as of the date of this Annual Report on Form 10-K and we assume no obligation to update or revise them to reflect new events or circumstances, except as required by law. Many factors could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements that may be expressed or implied by such forward-looking statements, including: our ability to realize some or all of the anticipated benefits of our partnerships; our ability to increase revenue; general economic and market segment conditions; our customers’ subscriber levels and financial health; our ability to pursue and consummate acquisitions in a timely manner; our continued relationships with our customers; our ability to negotiate favorable terms for contract renewals; competitor activity; product capability and acceptance rates; technology changes; regulatory changes; foreign exchange risk; interest rate risk; and credit risk. These factors should be considered carefully and readers should not place undue reliance on the forward-looking statements. A more detailed assessment of the risks that could cause actual results to materially differ from current expectations is contained in Item 1A, “Risk Factors.”

Overview

NeuLion is a technology service provider that specializes in the digital video broadcasting, distribution and monetization of live and on-demand content to Internet-enabled devices. Through our cloud-based end-to-end solution, we build and manage interactive digital networks that enable our customers to provide a destination for their subscribers to view and interact with their content. We were incorporated on January 14, 2000 under the Canada Business Corporations Act and were domesticated under Delaware law on November 30, 2010. Our common stock is listed on the Toronto Stock Exchange (“TSX”) under the symbol NLN.

Our core business and business model have evolved from being a provider of professional information technology services and international programming to a provider of customized, end-to-end interactive, video services for a wide range of professional and collegiate sports properties, cable networks and operators, content owners and distributors, and telecommunication companies. With a fundamental shift in the way media is now being consumed, technological advancements are affecting how, when and where consumers connect to content.  NeuLion’s technology empowers our customers to capitalize on the growing consumer demand for viewing video content on multiple types of Internet-enabled devices by enabling delivery to a range of equipment, including personal computers, laptops, mobile devices, gaming consoles, tablets, Internet-enabled TVs, third-party set top boxes (“STBs”), standard TV sets that have Internet-connected devices, and other similar consumer accessories. Our platform offers an end-to-end service, which includes content management, subscriber management, digital rights management, billing services, app creation, content delivery and advertising solutions.

Key Developments in Fiscal 2012

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

On September 25, 2012, the Company completed a private placement for aggregate net proceeds of approximately $4.7 million, to be used for general working capital purposes.  The Company sold an aggregate of 22,782,674 units at CDN$0.20 each (the “Units”), with each Unit consisting of one share of common stock and one-half of one common stock purchase warrant (“Warrant”) with each full Warrant entitling the holder thereof to purchase one share of common stock at US$0.30 for thirty (30) months following closing (the “Offering”).  The Vice Chairman of our Board of Directors purchased 1,745,000 Units in the Offering for CDN$349,000.  The Chairman of our Board of Directors purchased 2,334,500 Units in the Offering for CDN$466,900 and loaned the Company CDN$533,100 (evidenced by a convertible note in the amount of $545,628).  Upon receipt of stockholder approval, all outstanding principal and any accrued and unpaid interest owing on the convertible note will automatically convert into shares of common stock at a rate of US$0.20 per share (the “Conversion Shares”) and the number of Warrants equal to one-half of the number of Conversion Shares.  If stockholder approval is not received, all principal and interest (calculated (but not compounded) daily and payable in arrears at a rate of 6% per annum) will be paid on the maturity date, September 25, 2013.  The agent for a portion of the subscriptions received from the Company a cash commission equal to 8% of the gross proceeds of the offering (excluding proceeds arising from Units purchased by the Chairman and Vice Chairman noted above) and broker warrants equal to 4% of the number of Units issued in the Offering.  Each Broker Warrant is exercisable for one Unit at an exercise price of US$0.21 per Warrant (“Broker Unit”) at any time prior to the 30 month anniversary of the closing date of the Offering.  Each Broker Unit consists of one share of common stock and one-half of a Warrant, and each full Warrant entitles the holder thereof to purchase one share of common stock at US$0.30 for 30 months following the closing date of the Offering.

Overall Performance

Highlights

➢	Non-GAAP Adjusted EBITDA loss (as defined below) improved by $3.6 million, or 52%, as compared to the prior year.

➢	Cost of revenue, exclusive of depreciation and amortization, improved by 6%, as a percentage of revenue, as compared to the prior year.

Overview

Total revenue for fiscal 2012 was $39.0 million, a decrease of $0.7 million, or 2%, from $39.7 million in fiscal 2011. The decrease in revenue was primarily attributable to the Company appointing KyLin TV as the exclusive distributor of the Company’s B2C IPTV interests effective April 1, 2012 and a decrease in equipment revenue.

Our net loss attributable to common stockholders for fiscal 2012 was $10.1 million, or a loss of $0.07 per basic and diluted share of common stock, compared with a net loss of $14.2 million, or a loss of $0.10 per basic and diluted share of common stock, in fiscal 2011. The improvement in net loss attributable to common stockholders of $4.1 million, or 29%, was due to the following:

• a decrease in cost of revenue of $2.7 million;
• a decrease in selling, general and administrative expenses, excluding stock-based compensation of $2.1 million;
• a decrease in depreciation and amortization of $1.0 million (non-cash item); and
• a loss on dissolution of majority-owned subsidiary of $0.2 million in fiscal 2011 (non-cash item).

offset by the following:

• a decrease in total revenue of $0.7 million;
• an increase in research and development expenses of $0.5 million;
• a $0.1 million foreign exchange loss in fiscal 2012 as compared to a nominal foreign exchange gain in 2011;
• a discount on convertible note of $0.1 million in fiscal 2012 (non-cash item);
• an increase in deferred income taxes of $0.3 million (non-cash item); and
• an adjustment to the carrying amount of redeemable preferred stock of $0.2 million in fiscal 2011(non-cash item).

Our non-GAAP Adjusted EBITDA loss (as defined below) was $3.3 million for the year ended December 31, 2012, compared with $6.9 million for the year ended December 31, 2011. The improvement in non-GAAP Adjusted EBITDA loss was due to the impact of the items noted in the net loss discussion above.

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

The reconciliation from net loss to non-GAAP Adjusted EBITDA loss is as follows:

Consolidated Statement of Operations Reconciliation:
	Years ended,
	December 31,
	2012	2011
	$	$

Consolidated net loss on a GAAP basis	(10,078,764)	(14,373,030)

Depreciation and amortization	4,407,474	5,367,289
Stock-based compensation	1,627,231	1,647,422
Discount on convertible note	77,922	0
Loss on dissolution of majority-owned subsidiary	0	227,402
Deferred income taxes	612,884	299,094
Investment income and foreign exchange gain (loss)	54,918	(44,883)

Non-GAAP Adjusted EBITDA loss	(3,298,335)	(6,876,706)

OPERATIONS

Revenue

We earn revenue from four broad categories of customers:

• Pro Sports
This category contains all of our major, minor and junior sports league customers. These customers include the National Football League (NFL), the National Hockey League (NHL), the National Basketball Association (NBA), Ultimate Fighting Championship (UFC), Major League Soccer (MLS) and the American Hockey League (AHL).

• College Sports
This category contains all of our college and collegiate conference customers. We partner with many National Collegiate Athletic Association (NCAA) schools and conferences and have agreements in place with over 150 colleges, universities and related websites.  These customers include the University of North Carolina, Louisiana State University, Texas A&M University and Duke University.

• TV Everywhere
This category contains all of our channel video distributors and operators, networks and programmers and studios and content aggregators. These customers include Independent Film Channel, Univision, China Network Television (a new media agency of China Central Television), Sky Angel, Rogers, Maple Leaf Sports and Entertainment, Outdoor Channel, TVG Network, CBC, Zon Multimedia, Cablevision MSG Varsity, Shaw Communications, Big Ten Network and KyLin TV.

• Other Customers
This category includes our B2C business, in which we market our own content directly to customers, and various consulting services. Effective April 1, 2012, the Company amended its agreement with KyLin TV, such that, in addition to the services previously provided, KyLin TV was appointed the exclusive distributor of the Company’s B2C IPTV interests. As exclusive distributor, KyLin TV obtains, advertises and markets most of the Company’s B2C content, in accordance with the terms of the amendment. Accordingly, KyLin TV records the gross revenues from the Company’s B2C content as well as the associated license fees expense, whereas the Company records revenues in accordance with the revised fee schedule in the amendment.

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

▪	Usage fees are charged to customers for bandwidth and storage.
▪	Advertising revenues are earned through the insertion of advertising impressions on websites and in streaming video at a cost per thousand impressions.
▪	Support revenue consists of fees charged to our customers for providing customer support to their end users.
▪	eCommerce revenues are earned through providing customers with ticketing and retail merchandising web solutions.

• Equipment revenue, which is non-recurring, consists of the sale of STBs to content partners and/or end users and is recognized when title to a STB passes to our customer. Shipping revenue, STB rentals and computer hardware sales are also included in equipment revenue.

Cost and Expenses

Cost of services revenue

Cost of services revenue primarily consists of:

• revenue share payments;

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

Selling, general and administrative expenses, including stock-based compensation

Selling, general and administrative (“SG&A”) expenses, including stock-based compensation, include:

• Wages and benefits – represents compensation for our full-time and part-time employees as well as fees for consultants we use from time to time;

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

• Marketing – represents expenses for global and local marketing programs that focus on corporate marketing activities;

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

RESULTS OF OPERATIONS

Fiscal 2012 to Fiscal 2011

Our consolidated financial statements for our fiscal years ended December 31, 2012 and 2011 have been prepared in accordance with U.S. GAAP. A comparison of our results of operations for those years is as follows:

	2012	2011	Change
	$	$	%
Revenue
Services revenue	37,178,431	36,612,650	2%
Equipment revenue	1,804,495	3,053,732	-41%
Total Revenue	38,982,926	39,666,382	-2%

Costs and expenses
Cost of services revenue, exclusive of depreciation
and amortization shown separately below	12,280,658	13,985,258	-12%
Cost of equipment revenue	1,413,760	2,391,212	-41%
Selling, general and administrative, including
stock-based compensation	23,541,296	25,612,668	-8%
Research and development	6,672,778	6,201,372	8%
Depreciation and amortization	4,407,474	5,367,289	-18%
	48,315,966	53,557,799	-10%
Operating loss	(9,333,040)	(13,891,417)	-33%

Other income (expense)
Gain (loss) on foreign exchange	(56,244)	12,985	-
Investment income, net	1,326	31,898	-96%
Discount on convertible note	(77,922)	-	-
Loss on dissolution of majority-owned subsidiary	0	(227,402)	-
	(132,840)	(182,519)	-27%
Net and comprehensive loss before income taxes	(9,465,880)	(14,073,936)	-33%
Deferred income taxes	(612,884)	(299,094)	105%
Net and comprehensive loss	(10,078,764)	(14,373,030)	-30%
Net loss attributable to non-controlling interest	-	21,485	-
Net loss attributable to controlling interest	(10,078,764)	(14,351,545)	-30%
Adjustment to the carrying amount of redeemable preferred stock	-	153,233	-
Net and comprehensive loss attributable to NeuLion, Inc. common stockholders	(10,078,764)	(14,198,312)	-29%

Revenue

Services revenue

Services revenue increased from $36.6 million for the year ended December 31, 2011 to $37.2 million for the year ended December 31, 2012. Services revenue includes revenue from TV Everywhere, pro sports, college sports and other customers and is comprised of set-up fees, annual/monthly fees and variable fees. Year-over-year variances in each sector are detailed below:

Pro Sports

Revenue from Pro Sports customers increased from $12.6 million for the year ended December 31, 2011 to $13.5 million for the year ended December 31, 2012. The $0.9 million improvement was the result of an increase in revenues from monthly/annual fees of $0.7 million and variable usage fees of $0.5 million offset by a decrease in revenues from setup fees of $0.3 million.

College Sports

Revenue from College Sports customers increased from $10.6 million for the year ended December 31, 2011 to $10.9 million for the year ended December 31, 2012. The $0.3 million increase was a result of an increase in variable subscription revenues.

TV Everywhere

Revenue from TV Everywhere customers increased from $9.1 million for the year ended December 31, 2011 to $10.6 million for the year ended December 31, 2012. The $1.5 million increase was a result of an increase in revenues from monthly/annual fees of $0.8 million and variable usage fees of $0.5 million.

Other Customers

Revenue from other customers decreased from $4.3 million for the year ended December 31, 2011 to $2.2 million for the year ended December 31, 2012. The decrease in revenue was primarily attributable to the Company appointing KyLin TV as the exclusive distributor of the Company’s B2C IPTV interests effective April 1, 2012.

Equipment revenue

Equipment revenue decreased from $3.1 million for the year ended December 31, 2011 to $1.8 million for the year ended December 31, 2012. The $1.3 million change was due to a decrease in STB purchases by existing customers.  Over 85% of our equipment revenue is generated from our TV Everywhere customers.

Costs and Expenses

Cost of services revenue

Cost of services revenue decreased from $14.0 million for the year ended December 31, 2011 to $12.3 million for the year ended December 31, 2012. Cost of services revenue as a percentage of services revenue decreased from 38% for the year ended December 31, 2011 to 33% for the year ended December 31, 2012. The 5% improvement (as a percentage of services revenue) primarily resulted from the amendment we signed with KyLin TV discussed previously and our having negotiated lower rates on bandwidth costs.

Cost of equipment revenue

Cost of equipment revenue decreased from $2.4 million for the year ended December 31, 2011 to $1.4 million for the year ended December 31, 2012. Cost of equipment revenue as a percentage of equipment revenue was 78% for the year ended December 31, 2011 and 2012.

Selling, general and administrative expenses, including stock-based compensation

Selling, general and administrative expenses, including stock-based compensation, decreased from $25.6 million for the year ended December 31, 2011 to $23.5 million for the year ended December 31, 2012. The individual variances are as follows:

• Wages and benefits decreased from $17.0 million for the year ended December 31, 2011 to $16.1 million for the year ended December 31, 2012. The $0.9 million decrease was primarily a result of the amendment we signed with KyLinTV discussed previously.

• Stock-based compensation expense was $1.7 million for the year ended December 31, 2011 and 2012.

• Marketing expenses decreased from $0.7 million for the year ended December 31, 2011 to $0.4 million for the year ended December 31, 2012. The $0.3 million decrease as a result of the amendment we signed with KyLinTV discussed previously.

• Professional fees decreased from $1.8 million for the year ended December 31, 2011 to $1.7 million for the year ended December 31, 2012.

• Other SG&A expenses decreased from $4.4 million for the year ended December 31, 2011 to $3.6 million for the year ended December 31, 2012.  The decrease of $0.8 million was primarily a result of a decrease in travel and bad debt expenses.

Research and development

Research and development costs increased from $6.2 million for the year ended December 31, 2011 to $6.7 million for the year ended December 31, 2012.  The increase of $0.5 million was due to an increase in R&D employees.

Depreciation and amortization

Depreciation and amortization decreased from $5.4 million for the year ended December 31, 2011 to $4.4 million for the year ended December 31, 2012.  The $1.0 million decrease was the result of certain fixed assets becoming fully depreciated subsequent to December 31, 2011.

LIQUIDITY AND CAPITAL RESOURCES

Our cash position was $11.1 million at December 31, 2012. In 2012, we used $4.9 million to fund operations, which included cash inflows from changes in operating assets and liabilities of $1.5 million. Additionally, we received $4.7 million (net) from a private placement and spent $1.1 million to purchase fixed assets.

As of December 31, 2012, our principal sources of liquidity included cash and cash equivalents of $11.1 million and trade accounts receivable of $4.2 million. We closed a $4.7 million private placement on September 25, 2012; we are using the net proceeds from this private placement for general working capital purposes. We continue to closely monitor our cash balances to ensure that we have sufficient cash on hand to meet our operating needs. Management believes that we have sufficient liquidity to meet our working capital and capital expenditure requirements for at least the next twelve months.

At December 31, 2012, approximately 90% of our cash and cash equivalents were held in accounts with U.S. banks that received a BBB+ rating from Standard and Poor’s and an A3 rating from Moody’s. The Company believes that these U.S. financial institutions are secure notwithstanding the current global economy and that we will be able to access the remaining balance of bank deposits. Our investment policy is to invest in low-risk short-term investments which are primarily term deposits. We have not had a history of any defaults on these term deposits, nor do we expect any in the future given the short term maturity of these investments.

We are still building out our current business.  In 2006, our core business and business model evolved from providing professional information technology services and international programming to providing customized, end-to-end, interactive video services for a wide range of professional and collegiate sports properties, cable networks and operators, content owners and distributors, and telecommunication companies.  From our inception, we have incurred substantial net losses and have an accumulated deficit of $85.3 million; however, our non-GAAP Adjusted EBITDA losses (as previously defined) have continuously improved year-over-year and management expects this trend to continue. We continue to review our operating structure in an attempt to maximize revenue opportunities, further reduce costs and achieve profitability. Based on our current business plan and internal forecasts, we believe that our cash on hand will be sufficient to meet our working capital and operating cash requirements for the next twelve months. However, we will require expenditures of significant funds for research and development, maintaining adequate video streaming and database software, and the construction and maintenance of our delivery infrastructure and office facilities. Cash from operations could be affected by various risks and uncertainties, including, but not limited to, the risks detailed in this Annual Report on Form 10-K. If our actual cash needs are greater than forecasted and if cash on hand is insufficient to meet our working capital and cash requirements for the next twelve months, we will require outside capital in addition to cash flow from operations in order to fund our business. Our short operating history and our current lack of profitability could each or all be factors that might negatively impact our ability to obtain outside capital on reasonable terms, or at all. If we were ever unable to obtain needed capital, we would reevaluate and reprioritize our planned capital expenditures and operating activities. We cannot assure you that we will ultimately be able to generate sufficient revenue or reduce our costs in the anticipated time frame to become profitable and have sustainable net positive cash flows.

Working Capital Requirements

Our net working capital at December 31, 2012 was $(2.5) million, an improvement of $0.2 million from the December 31, 2011 net working capital of $(2.7) million. Our working capital ratios at December 31, 2012 and 2011 were 0.88. Included in current liabilities at December 31, 2012 and 2011 are approximately $6.0 million and $6.6 million, respectively, of liabilities (deferred revenue and convertible note) that we do not anticipate settling in cash. Excluding these liabilities, our working capital ratios at December 31, 2012 and 2011 were 1.24 and 1.26, respectively.

The change in working capital was primarily due to a decrease in current assets of $0.7 million and a decrease in current liabilities of $0.9 million.

Current assets at December 31, 2012 were $18.2 million, a decrease of $0.7 million from the December 31, 2011 balance of $18.9 million.  The change was primarily due to a decrease in accounts receivable.

Current liabilities at December 31, 2012 were $20.6 million, a decrease of $0.9 million from the December 31, 2011 balance of $21.5 million. The change was due to a decrease in deferred revenue.

Cash Flows

Summary balance sheet data:
	As at December 31,
	2012	2011
	$	$
Current Assets
Cash and cash equivalents	11,108,107	12,346,882
Accounts receivable, net	4,193,949	3,494,077
Other receivables	348,891	309,764
Inventory	416,541	797,436
Prepaid expenses and deposits	1,185,051	1,189,311
Due from related parties	899,967	734,452
Total current assets	18,152,506	18,871,922

Current Liabilities
Accounts payable	9,813,237	9,597,359
Accrued liabilities	4,766,668	5,314,308
Due to related parties	12,282	13,298
Deferred revenue	5,715,102	6,624,693
Convertible note, net of discount	320,560	-
Total current liabilities	20,627,849	21,549,658

Working capital ratio	0.88	0.88

Comparative summarized cash flows:

	Year Ended
	December 31,
	2012	2011
	$	$

Cash used in operating activities	(4,876,824)	(3,556,164)
Cash used in investing activities	(1,106,700)	(1,875,825)
Cash provided by financing activities	4,744,749	4,849,546

Operating activities

Cash used in operating activities for the year ended December 31, 2012 was $4.9 million. Changes in net cash used in operating activities reflect the consolidated net loss of $10.0 million for the year, less:

• non-cash items in the amount of $6.6 million, which relates to stock-based compensation, depreciation and amortization, discount on convertible note and deferred income taxes; and
• changes in operating assets and liabilities of $1.5 million.

Investing activities

Cash used in investing activities for the year ended December 31, 2012 was $1.1 million. These funds were used to purchase fixed assets.

Financing activities

Cash provided by financing activities was $4.7 million for the year ended December 31, 2012. These funds were received from a $4.2 million private placement and a convertible note of $0.5 million.

Off Balance Sheet Arrangements

The Company did not have any off balance sheet arrangements as of December 31, 2012.

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

Accounts receivable

We maintain a provision for estimated losses resulting from the inability of our customers to make required payments. Management considers the following factors when determining the collectability of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends and changes in customer payment terms. If the financial conditions of our customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. As of December 31, 2012 and 2011, the allowance for doubtful accounts was $85,882 and $64,132, respectively.

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

Property, plant and equipment

We review the carrying value of property, plant and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. If these future undiscounted cash flows are less than the carrying value of the asset, then the carrying amount of the asset is written down to its fair value, based on the related estimated discounted future cash flows. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property, plant and equipment is used and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, no impairment was recorded for the years ended December 31, 2012 and 2011.

Intangible assets

We review the carrying value of our definite lived intangible assets for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. If these future undiscounted cash flows are less than the carrying value of the asset, then the carrying amount of the asset is written down to its fair value, based on the related estimated discounted future cash flows. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the intangible assets are used and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, no impairment was recorded for the years ended December 31, 2012 and 2011.

Goodwill

Goodwill is not amortized but is subject to an annual impairment test at the reporting unit level and between annual tests if changes in circumstances indicate a potential impairment. The Company performs this annual goodwill impairment test as of October 1 of each calendar year. Goodwill impairment is assessed based on a comparison of the fair value of each reporting unit to the underlying carrying value of the reporting unit's net assets, including goodwill. If the carrying value of the reporting unit exceeds its fair value, the Company performs the second step of the goodwill impairment test to determine the amount of the impairment loss. The second step of the impairment test involves comparing the implied fair value of the reporting unit's goodwill with its carrying amount to measure the amount of impairment loss, if any. The Company's impairment test is based on its single operating segment and reporting unit structure. For the years ended December 31, 2012 and 2011, there was no impairment loss.

Stock-based compensation and other stock-based payments

We account for all stock options and warrants using a fair value-based method. The fair value of each stock option and warrant granted is estimated on the date of the grant using the Black-Scholes-Merton option pricing model and the related stock-based compensation expense is recognized over the expected life of the stock option or warrant. The fair value of the warrants granted to non-employees is measured as the warrants vest.

Stock appreciation rights give the holder the right to elect one of three options: receive cash in an amount equal to the excess of the quoted market price over the stock appreciation right price; receive common stock in an amount equal to the fair value of the common stock less the exercise price divided by the market value of the common stock from treasury; or receive common stock by making a cash payment equal to the exercise price. Our Board of Directors has discretionary authority to accept or reject a cash payment request in whole or in part. Stock-based compensation expense is calculated as the fair value of the vested portion of the stock appreciation rights outstanding, with ongoing measurement of the outstanding liability at each reporting date. The liability is classified as a current liability on the consolidated balance sheets. If the holder elects to purchase common stock, the liability is reclassified to additional paid-in capital.

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

Restricted stock awards give the holder the right to one share of common stock for each vested share of restricted stock. These awards vest on a yearly basis over a four year vesting period. Stock-based compensation expense is recorded based on the market value of the common stock on the grant date and recognized over the vesting period of these awards.

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

Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating the actual current tax expense, together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes.  These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. The carrying value of our deferred tax assets is adjusted by a valuation allowance to recognize the extent to which the future tax benefits will be recognized on a more likely than not basis. Our net deferred tax liability consists primarily of indefinite lived intangibles.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, “Presentation of Comprehensive Income” (“ASU No. 2011-05”), which improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in Other Comprehensive Income (“OCI”) by eliminating the option to present components of OCI as part of the statement of changes in stockholders' equity. The amendments in this standard require that all non-owner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Subsequently in December 2011, the FASB issued Accounting Standards Update No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income” (“ASU No. 2011-12”), which indefinitely defers the requirement in ASU No. 2011-05 to present on the face of the financial statements reclassification adjustments for items that are reclassified from OCI to net income in the statement(s) where the components of net income and the components of OCI are presented. The amendments in these standards do not change the items that must be reported in OCI, when an item of OCI must be reclassified to net income, or change the option for an entity to present components of OCI gross or net of the effect of income taxes. The amendments in ASU No. 2011-05 and ASU No. 2011-12 are effective for interim and annual periods beginning after December 15, 2011 and are to be applied retrospectively. We adopted ASU No. 2011-05 and ASU No. 2011-12 on January 1, 2012, and their application did not have a material impact on our consolidated financial position or results of operations.  During the years presented, we did not have any amounts of comprehensive income other than net loss.

In September 2011, the FASB issued Accounting Standards Update 2011-08, “Testing Goodwill for Impairment” (“ASU 2011-08”), which allows entities to use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We adopted ASU No. 2011-08 on January 1, 2012, and its application did not have a material impact on our consolidated financial position or results of operations.

In July 2012, the FASB issued Accounting Standards Update ASU 2012-02, the amendments to ASC 350, “Intangibles—Goodwill and Other: Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”). The amendments apply to all entities, both public and nonpublic, that have indefinite-lived intangible assets, other than goodwill, reported in their financial statements. In accordance with the amendments, an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with ASC 350-30. An entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, and early adoption is permitted. We do not anticipate the adoption of the provisions of ASU 2012-02 will have a material impact on our consolidated financial position or results of operations.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

On June 21, 2012, the Company dismissed Ernst & Young LLP (“E&Y”) as its independent registered public accounting firm.  During the two most recent fiscal years, the Company has had no disagreements with E&Y on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of E&Y, would have caused it to make reference to the subject matter of such disagreements in its report on the Company’s financial statements for such periods.  Effective as of June 25, 2012, the Company appointed EisnerAmper LLP as its new independent registered public accounting firm.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to the company’s management as appropriate to allow timely decisions regarding required disclosure.

Our Chief Executive Officer and Chief Financial Officer, with the assistance of other members of our management, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012 (the “Evaluation”).  Based upon the Evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) are effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate “internal control over financial reporting” (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)).  Management evaluates the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission Internal Control - Integrated Framework.  Our Chief Executive Officer and Chief Financial Officer, with the assistance of other members of our management, assessed the effectiveness of our internal control over financial reporting as of December 31, 2012, and concluded that it is effective.

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

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended December 31, 2012, no change in our internal control over financial reporting has been identified that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The information required by this item regarding executive officers is incorporated herein by reference to the section titled “Executive Officers” in Item 1 of this Annual Report on Form 10-K.  The other information required by this item is incorporated herein by reference to the section titled “PROPOSAL 1 – Election of Directors” of the proxy statement for our Annual Meeting of Stockholders scheduled to be held on or about June 5, 2013.  Definitive proxy materials will be filed with the SEC pursuant to Regulation 14A no later than April 30, 2013.

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference to the section titled “STATEMENT OF EXECUTIVE COMPENSATION” of the proxy statement for our Annual Meeting of Stockholders scheduled to be held on or about June 5, 2013.  Definitive proxy materials will be filed with the SEC pursuant to Regulation 14A no later than April 30, 2013.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item related to securities authorized for issuance under our equity compensation plans is incorporated herein by reference to the section titled “Equity Compensation Plan Information” under Item 5 of this Annual Report on Form 10-K.

The information required by this item related to security ownership of certain beneficial owners is incorporated herein by reference to the section titled “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” of the proxy statement for our Annual Meeting of Stockholders scheduled to be held on or about June 5, 2013.  Definitive proxy materials will be filed with the SEC pursuant to Regulation 14A no later than April 30, 2013.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the sections titled “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT – Certain Relationships and Related Transactions” and “CORPORATE GOVERNANCE MATTERS – Independence of Directors” of the proxy statement for our Annual Meeting of Stockholders scheduled to be held on or about June 5, 2013.  Definitive proxy materials will be filed with the SEC pursuant to Regulation 14A no later than April 30, 2013.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the section titled “PROPOSAL 2 – RATIFICATION OF THE APPOINTMENT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS – Services and Fees of Independent Registered Public Accountants” of the proxy statement for our Annual Meeting of Stockholders scheduled to be held on or about June 5, 2013.  Definitive proxy materials will be filed with the SEC pursuant to Regulation 14A no later than April 30, 2013.

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

3.1	Certificate of Domestication (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 6, 2010)

3.2	Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K/A filed February 18, 2011)

3.3	By-laws (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed December 6, 2010)

3.4	Certificate of Amendment to the Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed June 9, 2011)

3.5	Certificate of Designation for Class 4 Preference Shares (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed July 1, 2011)

4.1	Form of stock specimen (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed December 6, 2010)

Exhibit No.	Description
4.2	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed September 28, 2012)

4.3	Warrant Certificate, dated September 25, 2012, issued to D&D Securities (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed September 28, 2012)

4.4	Convertible Note, dated September 25, 2012, in favor of Charles B. Wang (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed September 28, 2012)

9.1
Voting Trust Agreement, dated as of October 20, 2008, among Charles B. Wang, Nancy Li, AvantaLion LLC, Jianbing Duan, Computershare Trust Company of Canada and JumpTV Inc. (incorporated by reference to Exhibit 9 to the Company’s Registration Statement on Form 10 filed April 9, 2009)

9.2
Amendment to Voting Trust Agreement, dated as of December 19, 2012, among Charles B. Wang, Nancy Li, AvantaLion LLC, Jianbing Duan, Computershare Trust Company of Canada, Charles B. Wang Multigenerational 2012 Trust and NeuLion, Inc. (incorporated by reference to Exhibit 3 to the Schedule 13D/A for Charles B. Wang filed February 13, 2013).

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

10.6 #
Amended and Restated Directors’ Compensation Plan, as amended (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 5, 2012)

10.7 #	Employee Share Purchase Plan (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form 10, filed April 9, 2009)

10.8 #	Form of Rights Agreement under the 2006 Stock Appreciation Rights Plan (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form 10, filed April 9, 2009)

10.9
Contract for Services, dated as of June 1, 2008, between KyLin TV, Inc. and NeuLion, Inc. (portions of this exhibit have been omitted pursuant to a request for confidential treatment on file with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed August 3, 2012)

Exhibit No.	Description
10.10
License Agreement, dated as of June 1, 2006, between NeuLion, Inc. and ABS-CBN Global Limited (portions of this exhibit have been omitted pursuant to a request for confidential treatment on file with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.22 to Amendment No. 3 to the Company’s Registration Statement on Form 10, filed June 23, 2009)

10.11
Contract for Services, dated as of June 22, 2007, between Sky Angel U.S., LLC and NeuLion, Inc. (portions of this exhibit have been omitted pursuant to a request for confidential treatment on file with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form 10, filed June 23, 2009)

10.12
Amendment to that Certain “Contract for Services” Agreement dated June 22, 2007 by and between Sky Angel U.S. LLC and NeuLion, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed July 2, 2010)

10.13
Digital Media and Technology Agreement, effective as of October 1, 2010, between NHL Interactive CyberEnterprises, LLC and NeuLion, Inc. (portions of this exhibit have been omitted pursuant to a request for confidential treatment on file with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.1  to the Company’s Current Report on Form 8-K, filed July 21, 2011)

10.14
Subscription Agreement dated as of June 29, 2011 between NeuLion, Inc. and JK&B Capital V, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 1, 2011)

10.15
Subscription Agreement dated as of June 29, 2011 between NeuLion, Inc. and JK&B Capital V Special Opportunity Fund, L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 1, 2011)

10.16
Registration Rights Agreement dated as of June 29, 2011 among JK&B Capital V Special Opportunity Fund, L.P., JK&B Capital V, L.P. and NeuLion, Inc. (incorporated by reference to Exhibit 10.3  to the Company’s Current Report on Form 8-K filed July 1, 2011)

10.17 #	NeuLion, Inc. 2012 Omnibus Securities and Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 5, 2012)

10.18
Amendment 1 to Contract for Services dated as of July 13, 2012, by and between NeuLion, Inc. and KyLin TV, Inc. (portions of this exhibit have been omitted pursuant to a request for confidential treatment on file with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed October 10, 2012)

10.19	Form of Subscription Agreement (U.S. Subscribers - Non-Brokered) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 28, 2012)

10.20	Form of Subscription Agreement (Canadian Subscribers - Brokered) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 28, 2012)

10.21	Form of Subscriptions Agreement (Canadian Subscribers - Non-Brokered) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 28, 2012)

10.22
Second Amendment, dated as of July 15, 2010, to that certain Contract for Service dated June 22, 2007 by and between NeuLion, Inc. and Sky Angel U.S., LLC (portions of this exhibit have been omitted pursuant to a request for confidential treatment made to the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 20, 2012)

Exhibit No.	Description
10.23
Third Amendment, dated as of September 30, 2011, to that certain Contract for Service dated June 22, 2007 by and between NeuLion, Inc. and Sky Angel U.S., LLC (portions of this exhibit have been omitted pursuant to a request for confidential treatment made to the Securities and Exchange Commission) (portions of this exhibit have been omitted pursuant to a request for confidential treatment made to the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 20, 2012)

10.24
Amendment Four, dated as of October 30, 2012, to that certain Contract for Service dated June 22, 2007 by and between NeuLion, Inc. and Sky Angel U.S., LLC (portions of this exhibit have been omitted pursuant to a request for confidential treatment made to the Securities and Exchange Commission) (portions of this exhibit have been omitted pursuant to a request for confidential treatment made to the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 20, 2012)

16
Letter, dated June 22, 2012, from Ernst & Young LLP to the Securities and Exchange Commission (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed June 22, 2012)

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

# Management contract or compensatory plan or arrangements
* Filed herewith
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

NEULION, INC.

March 8, 2013	By:	/s/ Nancy Li
Name: Nancy Li
Title: Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Charles B. Wang	Chairman of the Board	March 8, 2013
Charles B. Wang	and Director

/s/ Nancy Li	Chief Executive Officer	March 8, 2013
Nancy Li	and Director (Principal
Executive Officer)

/s/ G. Scott Paterson	Vice Chairman of the Board	March 8, 2013
G. Scott Paterson	and Director

/s/ Arthur J. McCarthy	Chief Financial Officer	March 8, 2013
Arthur J. McCarthy	(Principal Financial and Accounting Officer)

/s/ Roy E. Reichbach	General Counsel, Corporate	March 8, 2013
Roy E. Reichbach	Secretary and Director

/s/ John R. Anderson	Director	March 8, 2013
John R. Anderson

Director
Gabriel A. Battista

/s/ Shirley Strum Kenny	Director	March 8, 2013
Shirley Strum Kenny

/s/ David Kronfeld	Director	March 8, 2013
David Kronfeld

NeuLion, Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
NeuLion, Inc.

We have audited the accompanying consolidated balance sheet of NeuLion, Inc. (the “Company”) as of December 31, 2012, and the related consolidated statement of operations and comprehensive loss, equity, and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NeuLion, Inc. as of December 31, 2012, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ EisnerAmper LLP
New York, New York
March 8, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
NeuLion, Inc.

We have audited the accompanying consolidated balance sheet of NeuLion, Inc. (the “Company”) as of December 31, 2011, and the related consolidated statement of operations and comprehensive loss, equity, and cash flows for the year then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NeuLion, Inc. at December 31, 2011, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
Jericho, New York
March 16, 2012

NEULION, INC.

CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. dollars, unless otherwise noted)

	As of December 31,

	2012	2011
	$	$

ASSETS
Current
Cash and cash equivalents	11,108,107	12,346,882
Accounts receivable, net	4,193,949	3,494,077
Other receivables	348,891	309,764
Inventory	416,541	797,436
Prepaid expenses and deposits	1,185,051	1,189,311
Due from related parties	899,967	734,452
Total current assets	18,152,506	18,871,922
Property, plant and equipment, net	3,446,648	4,294,476
Intangible assets, net	4,015,301	6,609,465
Goodwill	11,327,626	11,327,626
Other assets	161,913	226,266
Total assets	37,103,994	41,329,755

LIABILITIES AND EQUITY
Current
Accounts payable	9,813,237	9,597,359
Accrued liabilities	4,766,668	5,314,308
Due to related parties	12,282	13,298
Deferred revenue	5,715,102	6,624,693
Convertible note, net of discount	320,560	—
Total current liabilities	20,627,849	21,549,658
Long-term deferred revenue	1,134,075	1,050,495
Other long-term liabilities	357,852	432,159
Deferred tax liability	911,978	299,094
Total liabilities	23,031,754	23,331,406

Redeemable preferred stock, net (par value: $0.01; authorized: 50,000,000; issued and outstanding: 28,089,083)
Class 3 Preference Shares (par value: $0.01; authorized: 17,176,818; issued and
outstanding: 17,176,818)	10,000,000	10,000,000
Class 4 Preference Shares (par value: $0.01; authorized; 10,912,265; issued and
outstanding: 10,912,265)	4,894,683	4,864,591
Total redeemable preferred stock	14,894,683	14,864,591

Stockholders' equity (deficit)
Common stock (par value: $0.01; authorized: 300,000,000; issued and outstanding:
164,207,147 and 140,012,310, respectively)	1,642,072	1,400,122
Additional paid-in capital	83,138,137	77,257,524
Promissory notes receivable	(209,250)	(209,250)
Accumulated deficit	(85,393,402)	(75,314,638)
Total shareholders’ (deficit) equity	(822,443)	3,133,758
Total liabilities and shareholders’ equity (deficit)	37,103,994	41,329,755

See accompanying notes

NEULION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS
(Expressed in U.S. dollars, unless otherwise noted)

	Years ended December 31,

	2012	2011
	$	$

Revenue
Services revenue	37,178,431	36,612,650
Equipment revenue	1,804,495	3,053,732
	38,982,926	39,666,382

Costs and Expenses
Cost of services revenue, exclusive of depreciation and	12,280,658	13,985,258
amortization shown separately below
Cost of equipment revenue	1,413,760	2,391,212
Selling, general and administrative, including stock-based compensation	23,541,296	25,612,668
Research and development	6,672,778	6,201,372
Depreciation and amortization	4,407,474	5,367,289
	48,315,966	53,557,799
Operating loss	(9,333,040)	(13,891,417)

Other income (expense)
Gain (loss) on foreign exchange	(56,244)	12,985
Investment income, net	1,326	31,898
Discount on convertible note	(77,922)	—
Loss on dissolution of majority-owned subsidiary	—	(227,402)
	(132,840)	(182,519)
Consolidated net and comprehensive loss before income taxes	(9,465,880)	(14,073,936)
Deferred income taxes	(612,884)	(299,094)
Consolidated net and comprehensive loss	(10,078,764)	(14,373,030)
Net loss attributable to non-controlling interest	—	21,485
Net and comprehensive loss attributable to controlling interest	(10,078,764)	(14,351,545)
Adjustment to the carrying amount of redeemable preferred stock	—	153,233
Net and comprehensive loss attributable to NeuLion, Inc. common stockholders	(10,078,764)	(14,198,312)

Net loss per weighted average number of shares of common stock
outstanding - basic and diluted	$(0.07)	$(0.10)

Weighted average number of shares of common stock
outstanding - basic and diluted	146,899,685	139,610,112

See accompanying notes

NEULION, INC.

CONSOLIDATED STATEMENTS OF EQUITY
(Expressed in U.S. dollars, unless otherwise noted)

						Non-
			Additional	Promissory	Accumulated	Controlling	Total
	Common stock		paid-in capital	Notes	deficit	interest	equity
	#	$	$	$	$	$	$

Balance, December 31, 2010	139,180,279	1,391,802	75,480,756	(209,250)	(60,963,093)	467,440	16,167,655

Accretion of issuance costs
on Class 3 Preference Shares	—	—	(24,566)	—	—	—	(24,566)
Adjustment to the carrying
amount of Class 3
Preference Shares	—	—	153,233	—	—	—	153,233
Accretion of issuance costs
on Class 4 Preference Shares	—	—	(15,045)	—	—	—	(15,045)
Stock-based compensation:
Issuance of common stock
under Directors’
Compensation Plan	382,031	3,820	144,297	—	—	—	148,117
Issuance of common stock
to consultant for services	450,000	4,500	92,329	—	—	—	96,829
Stock options, warrants
and other compensation	—	—	1,426,520	—	—	—	1,426,520
Dissolution of majority-owned
subsidiary	—	—	—	—	—	(445,955)	(445,955)
Net loss	—	—	—	—	(14,351,545)	(21,485)	(14,373,030)
Balance, December 31, 2011	140,012,310	1,400,122	77,257,524	(209,250)	(75,314,638)	—	3,133,758

Accretion of issuance costs
on Class 4 Preference Shares	—	—	(30,092)	—	—	—	(30,092)
Stock-based compensation:
Issuance of common stock
under Directors’
Compensation Plan	787,163	7,872	83,211	—	—	—	91,083
Issuance of restricted stock	625,000	6,250	(39,318)	—	—	—	(33,068)
Stock options, warrants
and other compensation	—	—	1,583,829	—	—	—	1,583,829
Private placement	22,782,674	227,828	3,971,293	—	—	—	4,199,121
Discount on convertible note	—	—	311,690	—	—	—	311,690
Net loss	—	—	—	—	(10,078,764)	—	(10,078,764)
Balance, December 31, 2012	164,207,147	1,642,072	83,138,137	(209,250)	(85,393,402)	—	(822,443)

See accompanying notes

NEULION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. dollars, unless otherwise noted)

	Years ended December 31,

	2012	2011
	$	$

OPERATING ACTIVITIES
Consolidated net loss	(10,078,764)	(14,373,030)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation and amortization	4,407,474	5,367,289
Discount on convertible note	77,922	—
Stock-based compensation	1,627,231	1,647,422
Loss on dissolution of majority-owned subsidiary	—	227,402
Deferred income taxes	612,884	299,094

Changes in operating assets and liabilities
Accounts receivable	(699,872)	(1,199,419)
Inventory	380,895	105,578
Prepaid expenses, deposits and other assets	68,613	(145,778)
Other receivables	(39,127)	(13,610)
Due from related parties	(165,515)	527,324
Accounts payable	215,878	3,449,839
Accrued liabilities	(524,327)	(92,865)
Deferred revenue	(684,793)	694,434
Long-term liabilities	(74,307)	(63,116)
Due to related parties	(1,016)	13,272
Cash used in operating activities	(4,876,824)	(3,556,164)

INVESTING ACTIVITIES
Purchase of property, plant and equipment, net	(1,106,700)	(1,875,825)
Cash used in investing activities	(1,106,700)	(1,875,825)

FINANCING ACTIVITIES
Convertible note	545,628	—
Private placement, net	4,199,121	4,849,546
Cash provided by financing activities	4,744,749	4,849,546
Net decrease in cash and cash equivalents during the year	(1,238,775)	(582,443)
Cash and cash equivalents, beginning of year	12,346,882	12,929,325
Cash and cash equivalents, end of year	11,108,107	12,346,882

See accompanying notes

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
December 31, 2012

1. Nature of Operations

NeuLion, Inc. (“NeuLion” or the “Company”) is a technology service provider that specializes in the digital video broadcasting, distribution and monetization of live and on-demand content to Internet-enabled devices.  Through the Company’s cloud-based end-to-end solution, the Company builds and manages interactive digital networks that enable the Company’s customers to provide a destination for their subscribers to view and interact with their content.  The Company was incorporated on January 14, 2000 under the Canada Business Corporations Act and was domesticated under Delaware law on November 30, 2010.  The Company’s common stock is listed on the Toronto Stock Exchange (“TSX”) under the symbol NLN.

The Company’s core business and business model have evolved from being a provider of professional information technology services and international programming to a provider of customized, end-to-end, interactive video services for a wide range of professional and collegiate sports properties, cable networks and operators, content owners and distributors, and telecommunication companies.  With a fundamental shift in the way media is now being consumed, technological advancements are affecting how, when and where consumers connect to content. NeuLion’s technology empowers the Company’s customers to capitalize on the growing consumer demand for viewing video content on multiple types of Internet-enabled devices by enabling delivery to a range of equipment, including personal computers, laptops, mobile devices, gaming consoles, tablets, Internet-enabled TVs, third-party set top boxes (“STBs”), standard TV sets that have Internet-connected devices and other similar consumer accessories.  The Company’s platform offers an end-to-end service, which includes content management, subscriber management, digital rights management, billing services, app creation, content delivery and advertising solutions.

2. Basis of Presentation and Significant Accounting Policies

The accompanying consolidated financial statements reflect the accounts of the Company and all of its wholly-owned and majority-owned subsidiaries and have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”).  As at December 31, 2012, the Company had a 11.8% equity interest in KyLin TV (2011 – 11.8%).  This investment is accounted for using the equity method of accounting.

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
December 31, 2012

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

(ii) Equipment Revenue

Equipment revenue consists of the sale and rental of STBs to content partners and/or end users to enable the end user to receive content over the Internet and display the signal on a standard television.  Shipping charges are included in total equipment revenue.  Revenue is recognized generally upon shipment to the customer.  The customer does not have any right of return on STBs.

Revenue is recognized when persuasive evidence of an arrangement exists, prices are determinable, collectability is reasonably assured and the goods or services have been delivered.  If any of these criteria are not met, revenue is deferred until such time as all of the criteria are met.

Prior to January 1, 2011, for arrangements with multiple elements, the Company allocated revenue to each element using the residual method; this allocation is based on vendor specific objective evidence (“VSOE”) of fair value of any undelivered items. VSOE is based on the price that the Company charges for the undelivered element based on the sales price of each element when sold on a standalone basis.  In addition, the Company defers the portion of the arrangement fee equal to the fair value of the undelivered elements until they are delivered.

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
December 31, 2012

Effective January 1, 2011, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update No. 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASU No. 2009-13”) and Accounting Standards Update No. 2009-14, “Certain Revenue Arrangements That Include Software Elements” (“ASU No. 2009-14”).  ASU No. 2009-13 amends guidance included within ASC Topic 605-25 to require an entity to use an estimated selling price when VSOE or acceptable third party evidence does not exist for any products or services included in a multiple element arrangement. The arrangement consideration is allocated among the products and services based upon their relative selling prices, thus eliminating the use of the residual method of allocation. ASU No. 2009-13 also requires expanded qualitative and quantitative disclosures regarding significant judgments made and changes in applying this guidance. ASU No. 2009-14 amends guidance included within ASC Topic 985-605 to exclude tangible products containing software components and non-software components that function together to deliver the product's essential functionality. Entities that sell joint hardware and software products that meet this scope exception will be required to follow the guidance of ASU No. 2009-13. The adoption of the provisions of ASU No. 2009-13 and ASU No. 2009-14 did not materially impact the Company's consolidated financial position or results of operations.

The Company, at the request of one customer, has entered into a “bill and hold” revenue arrangement.  The Company accounts for its bill and hold arrangement consistent with the provisions of FASB Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition,” and recognizes revenue when the risk of ownership has passed to the customer and a fixed commitment to purchase the goods is received.  The Company does not retain any specific performance obligations, such that the earning process is not complete and ordered goods are segregated from the Company's inventory and not subject to fulfilling other orders.  Inventory consists of finished goods.  For the years ended December 31, 2012 and 2011, the Company recognized $0 and $586,500 in revenue, respectively, associated with this arrangement.

Cash and cash equivalents

Cash and cash equivalents consist of cash and short-term investments, such as money market funds, that have maturities of less than three months.

Accounts receivable

Accounts receivable are carried at original invoice amount.  The Company maintains a provision for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectability of specific customer accounts: customer credit-worthiness; past transaction history with the customer; current economic industry trends; and changes in customer payment terms. If the financial conditions of the Company's customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required.  As of December 31, 2012 and 2011, the allowance for doubtful accounts was $85,882 and $64,132, respectively.

Inventory

Inventory consists of set-top boxes and parts for set-top boxes.  Inventories are recorded at the lower of cost and net realizable value. Cost is accounted for on a first-in, first-out basis. The Company evaluates its ending inventories for estimated excess quantities and obsolescence. This evaluation includes analyses of sales levels and projections of future demand within specific time horizons. Inventories in excess of future demand are reserved. In addition, the Company assesses the impact of changing technology and market conditions on its inventory-on-hand and writes off inventories that are considered obsolete.

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
December 31, 2012
Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which are as follows:

Computer hardware	5 years
Computer software	3 years
Furniture and fixtures	7 years
Vehicles	5 years
Leasehold improvements	Shorter of useful life and lease term

The Company reviews the carrying value of property, plant and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. If these future undiscounted cash flows are less than the carrying value of the asset, then the carrying amount of the asset is written down to its fair value, based on the related estimated discounted future cash flows. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property, plant and equipment are used and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, no impairment was recorded for the years ended December 31, 2012 and 2011.

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

The Company reviews the carrying value of its definite lived intangible assets for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. If these future undiscounted cash flows are less than the carrying value of the asset, then the carrying amount of the asset is written down to its fair value, based on the related estimated discounted future cash flows. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the intangible assets are used and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, no impairment was recorded for the years ended December 31, 2012 and 2011.

Goodwill

Goodwill represents the excess, at the date of acquisition, of the cost of an acquired business over the fair value of the identifiable assets acquired and liabilities assumed. Goodwill is not amortized but is subject to an annual impairment test at the reporting unit level and between annual tests if changes in circumstances indicate a potential impairment.  The Company performs an annual goodwill impairment test as of October 1 of each calendar year.  Goodwill impairment is assessed based on a comparison of the fair value of each reporting unit to the underlying carrying value of the reporting unit’s net assets, including goodwill. If the carrying value of the reporting unit exceeds its fair value, the Company performs the second step of the goodwill impairment test to determine the amount of the impairment loss. The second step of the impairment test involves comparing the implied fair value of the reporting unit's goodwill with its carrying amount to measure the amount of impairment loss, if any. The Company’s impairment test was based on its single operating segment and reporting unit structure.  For the years ended December 31, 2012 and 2011, there was no impairment loss.

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
December 31, 2012

Investment in affiliate

Investee companies that are not consolidated, but over which the Company exercises significant influence, are accounted for under the equity method of accounting. Whether or not the Company exercises significant influence with respect to an investee depends on an evaluation of several factors including, among others, representation on the investee’s board of directors and voting rights. Under the equity method of accounting, an investee's accounts are not reflected within the Company's consolidated balance sheets and statements of operations and comprehensive loss; however, the Company's share of the losses of the investee company is reflected under the caption “Equity in loss of affiliate” in the consolidated statements of operations and comprehensive loss.  Due to KyLin TV’s accumulated losses, the Company’s investment in KyLin TV was reduced to zero as at December 31, 2008.  No further charges will be recorded as the Company has no obligation to fund the losses of KyLin TV.

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

ASC 740 requires an entity to recognize the financial statement impact of a tax position when it is more likely than not that the position will be sustained upon examination. If the tax position meets the more-likely-than-not recognition threshold, the tax effect is recognized at the largest amount of the benefit that has a greater-than fifty- percent likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance for classification, interest and penalties, accounting in interim periods, disclosure, and transition. ASC 740 requires that a liability created for unrecognized tax benefits be presented as a separate liability and not combined with deferred tax liabilities or assets.

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

A valuation allowance is recorded to reduce deferred tax assets to the amount that is more likely than not to be realized. The Company has recorded substantial tax losses over the years: therefore, a full valuation allowance has been recorded against all net deferred tax assets at December 31, 2012 and 2011.

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
December 31, 2012

Foreign currency transactions

The functional currency of the Company is the U.S. dollar.   Monetary assets and liabilities denominated in foreign currencies are re-measured into U.S. dollars at exchange rates in effect at the balance sheet dates.  These transactional foreign exchange gains or losses are included in the consolidated statements of operations and comprehensive loss.

Financial instruments

The Company's financial instruments consist of cash and cash equivalents, accounts receivable, other receivables, due from/to related parties, accounts payable and accrued liabilities, which are primarily denominated in U.S. dollars.  The carrying amount of such instruments approximates their fair values principally due to the short-term nature of these items.  Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest rate, currency or credit risk arising from these financial instruments.

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

Advertising

Advertising costs are expensed as incurred and totaled $390,994 and $728,219 for the years ended December 31, 2012 and 2011, respectively, and are included in selling, general and administrative expenses on the consolidated statements of operations and comprehensive loss.

Stock-based compensation and other stock-based payments

The Company accounts for all stock options and warrants using a fair value-based method.  The fair value of each stock option and warrant granted to employees is estimated on the date of the grant using the Black-Scholes-Merton option pricing model and the related stock-based compensation expense is recognized over the expected life.  The fair value of the warrants granted to non-employees is measured as the warrants vest.

Stock appreciation rights give the holder the right to elect one of three options: receive cash in an amount equal to the excess of the quoted market price of the Company’s common stock over the stock appreciation right price; receive common stock from treasury in an amount equal to the fair value of the common stock less the exercise price divided by the market value of the common stock; or receive common stock by making a cash payment equal to the exercise price.  The Board of Directors has discretionary authority to accept or reject a cash payment request in whole or in part.  Stock-based compensation expense is calculated as the fair value of the vested portion of the stock appreciation rights outstanding, with ongoing measurement of the outstanding liability at each reporting date.  The liability is classified as a current liability on the consolidated balance sheets.  If the holder elects to purchase common stock, the liability is reclassified to additional paid-in capital.

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
December 31, 2012
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

Restricted stock awards give the holder the right to one share of common stock for each vested share of restricted stock.  These awards vest on an annual basis over a four-year vesting period.  Stock-based compensation expense is recorded based on the market value of the common stock on the grant date and recognized over the vesting period of these awards.

Recently issued accounting standards

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, “Presentation of Comprehensive Income” (“ASU No. 2011-05”), which improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in Other Comprehensive Income (“OCI”) by eliminating the option to present components of OCI as part of the statement of changes in stockholders' equity. The amendments in this standard require that all nonowner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Subsequently in December 2011, the FASB issued Accounting Standards Update No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income” (“ASU No. 2011-12”), which indefinitely defers the requirement in ASU No. 2011-05 to present on the face of the financial statements reclassification adjustments for items that are reclassified from OCI to net income in the statement(s) where the components of net income and the components of OCI are presented. The amendments in these standards do not change the items that must be reported in OCI, when an item of OCI must be reclassified to net income, or change the option for an entity to present components of OCI gross or net of the effect of income taxes. The amendments in ASU No. 2011-05 and ASU No. 2011-12 are effective for interim and annual periods beginning after December 15, 2011 and are to be applied retrospectively. The Company adopted ASU No. 2011-05 and ASU No. 2011-12 on January 1, 2012, and their application did not have a material impact on the Company's consolidated financial position or results of operations.  During the years presented, the Company did not have any amount of comprehensive income other than net loss.

In September 2011, the FASB issued Accounting Standards Update 2011-08, “Testing Goodwill for Impairment” (“ASU 2011-08”), which allows entities to use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company adopted ASU No. 2011-08 on January 1, 2012, and its application did not have a material impact on the Company's consolidated financial position or results of operations.

In July 2012, the FASB issued Accounting Standards Update ASU 2012-02, the amendments to ASC 350, “Intangibles—Goodwill and Other: Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”). The amendments apply to all entities, both public and nonpublic, that have indefinite-lived intangible assets, other than goodwill, reported in their financial statements. In accordance with the amendments, an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with ASC 350-30. An entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, and early adoption is permitted. The adoption of the provisions of ASU 2012-02 is not expected to have a material impact on the Company's consolidated financial position or results of operations.

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
December 31, 2012
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

2010 Acquisition

On October 1, 2010, the Company completed the acquisition of 100% of the outstanding securities of TransVideo in exchange for 22,000,802 shares of common stock of the Company valued at $8,515,641. TransVideo's passive investment in KyLinTV, an IPTV company, was not included as part of the transaction.  TransVideo develops proprietary hardware designs and software for encoders and transcoders, IPTV STBs, digital media storage boxes, public IPTV media servers, signal transfer and monitoring equipment and software that acts as a public IPTV player.  TransVideo was, and KyLinTV is, controlled by Mr. Wang, the Chairman of the Board of Directors of the Company.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.
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
December 31, 2012

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

4. Inventory

Inventory consists of the following:

	December 31,	December 31,
	2012	2011
	$	$

Raw materials	113,322	148,253
Finished goods	303,219	649,183
	416,541	797,436

5. Property, Plant and Equipment

The details of property, plant and equipment and the related accumulated depreciation are set forth below:

	December 31, 2012
		Accumulated	Non-cash	Net book
	Cost	depreciation	Impairment	value
	$	$	$	$

Computer hardware	11,014,139	6,866,236	978,720	3,169,183
Computer software	4,418,687	4,360,602	—	58,085
Vehicles	58,475	50,833	—	7,642
Furniture and fixtures	329,227	130,887	58,273	140,067
Leasehold improvements	128,865	57,194	—	71,671
	15,949,393	11,465,752	1,036,993	3,446,648

	December 31, 2011
		Accumulated	Non-cash	Net book
	Cost	depreciation	Impairment	value
	$	$	$	$

Computer hardware	10,501,445	5,707,481	978,720	3,815,244
Computer software	4,441,264	4,213,674	—	227,590
Vehicles	58,475	30,179	—	28,296
Furniture and fixtures	321,599	95,932	58,273	167,394
Leasehold improvements	83,888	27,936	—	55,952
	15,406,671	10,075,202	1,036,993	4,294,476

Depreciation expense for the years ended December 31, 2012 and 2011 was $1,813,335 and $2,692,917, respectively.

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
December 31, 2012
6. Goodwill and Intangible Assets

The change in the net carrying amount of goodwill is set forth below:
$

Balance – December 31, 2010	11,240,432
Final purchase price adjustment for TransVideo	87,194
Balance – December 31, 2011 and 2012	11,327,626

The details of intangible assets and the related accumulated amortization are set forth below:

	December 31, 2012

		Accumulated	Net book
	Cost	amortization	value
	$	$	$

Customer relationships	11,503,000	8,367,699	3,135,301
Completed technology	1,600,000	720,000	880,000
Trademarks	295,000	295,000	—
	13,398,000	9,382,699	4,015,301

	December 31, 2011

		Accumulated	Net book
	Cost	amortization	value
	$	$	$

Customer relationships	11,503,000	6,093,535	5,409,465
Completed technology	1,600,000	400,000	1,200,000
Trademarks	295,000	295,000	—
	13,398,000	6,788,535	6,609,465

Amortization expense for the years ended December 31, 2012 and 2011 was $2,594,164 and $2,674,372, respectively.  The weighted-average life remaining on these intangibles assets is 2 years.

Based on the amount of intangible assets subject to amortization, the Company's estimated amortization expense over the next five years is as follows:

$

2013	2,365,834
2014	1,243,289
2015	300,429
2016	60,429
2017	45,320

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
December 31, 2012

7. Economic Dependence and Concentration of Credit Risk

For the years ended December 31, 2012 and 2011, one customer accounted for 13% of revenue.

As at December 31, 2012, two customers accounted for 37% of accounts receivable: 24% and 13%.  As at December 31, 2011, two customers accounted for 25% of accounts receivable: 11% and 14%.

As at December 31, 2012, two customers accounted for 53% of accounts payable: 36% and 17%.  There were no significant concentrations of accounts payable in 2011.

8. Related Party Transactions

The Company has entered into certain transactions and agreements in the normal course of operations with related parties.  Significant related party transactions are as follows:

KyLinTV

KyLin TV is an IPTV company that is controlled by the Chairman of the Board of Directors of the Company.  On June 1, 2008, the Company entered into an agreement with KyLin TV to build and deliver the setup and back office operations for KyLin TV’s IPTV service.  Effective April 1, 2012, the Company amended its agreement with KyLin TV, such that, in addition to the services previously provided, KyLin TV was appointed the exclusive distributor of the Company’s business to consumer (“B2C”) IPTV interests.  As exclusive distributor, KyLin TV obtains, advertises and markets all of the Company’s B2C content, in accordance with the terms of the amendment.  Accordingly, KyLin TV records the gross revenues from the Company’s B2C content as well as the associated license fees, whereas the Company records revenues in accordance with the revised fee schedule in the amendment.  The Company also provides and charges KyLin TV for administrative and general corporate support.  For each of the periods presented, the amounts charged for these services provided by the Company for the years ended December 31, 2012 and 2011 were $321,809 and $380,754, respectively, and are recorded as a recovery in selling, general and administrative expense.

New York Islanders Hockey Club, L.P. (“New York Islanders”)

The Company provides IT-related professional services and administrative services to the New York Islanders, a professional hockey club that is owned by the Chairman of the Board of Directors of the Company.

Renaissance Property Associates, LLC (“Renaissance”)

The Company provides IT-related professional services to Renaissance, a real estate management company owned by the Chairman of the Board of Directors of the Company.  In June 2009, the Company signed a sublease agreement with Renaissance for office space in Plainview, New York.  Rent expense paid by the Company to Renaissance of $420,496 and $410,931, inclusive of taxes and utilities, is included in selling, general and administrative expense for the years ended December 31, 2012 and 2011, respectively.

Smile Train, Inc. (“Smile Train”)

The Company provides IT-related professional services to Smile Train, a public charity whose founder and significant benefactor is the Chairman of the Board of Directors of the Company.

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
December 31, 2012
The Company recognized revenue from related parties for the years ended December 31 as follows:

	December 31,	December 31,
	2012	2011
	$	$

New York Islanders	285,735	324,453
Renaissance	120,000	120,000
Smile Train	108,000	108,000
KyLinTV	2,416,214	3,084,526
	2,929,949	3,636,979

As at December 31, 2012 and 2011, the amounts due from (to) related parties are as follows:

	December 31,	December 31,
	2012	2011
	$	$

New York Islanders	(12,282)	(13,298)
Renaissance	2,992	—
KyLinTV	896,975	734,452
	887,685	721,154

Investment in affiliate – KyLinTV

The Company records its investment in KyLinTV using the equity method.

From January 1, 2008 through February 26, 2010, the Company’s equity interest in KyLinTV was 17.1%.  On February 26, 2010, a group of private investors invested $10.0 million in KyLinTV, which reduced the Company’s equity interest to 11.8%.  Of the total $10.0 million investment, $1.0 million was invested by AvantaLion LLC, a company controlled by the Chairman of the Board of Directors of the Company.  Management has determined that, as a result of the 11.8% equity interest combined with the services that the Company provides KyLinTV, the Company continues to have significant influence on the operating activities of KyLinTV; therefore, the Company continues to account for its investment in KyLinTV using the equity method.  As previously discussed, the Company also provides and charges KyLinTV for administrative and general corporate support.

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

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
December 31, 2012

For the years ended December 31, 2012 and 2011, the Company made aggregate matching contributions of $415,550 and $436,181, respectively.

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
December 31, 2012

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
December 31, 2012
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

11.  Private Placement and Convertible Note

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

Accounting for Convertible Note

If certain criteria are met, companies must bifurcate conversion options from their host instruments and account for them as free-standing derivative instruments.  The Company analyzed the conversion feature on the convertible note and determined that the embedded conversion feature did not require bifurcation; however, the effective conversion price was lower than the market price at the date of issuance; therefore, a beneficial conversion feature was recorded.  Additionally, the Company bifurcated the fair value of the warrants from the convertible note.  The discount on the note created by the beneficial conversion feature and the fair value of the warrants will be amortized into interest expense over the earlier of the one-year term of the convertible note or when the convertible note is converted.  The Company has classified the convertible note as a current liability because it is convertible within a year.

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
December 31, 2012
12. Stock Option and Stock-Based Compensation Plans

The total stock-based compensation expense included in the Company’s consolidated statement of operations for the years ended December 31, 2012 and 2011 was $1,627,231 and $1,647,422, respectively.

(i) 2012 Omnibus Securities and Incentive Plan (the “New Plan”)

The New Plan applies to all grants of distribution equivalent rights, incentive stock options, non-qualified stock options, performance share awards, performance unit awards, restricted stock awards, restricted stock unit awards, stock appreciation rights, tandem stock appreciation rights and unrestricted stock awards (“equity securities”) to directors, officers, employees and consultants of the Company or any entity controlled by the Company.  The exercise price for any new security granted under the New Plan is determined by the closing price of the Company’s common stock on the trading day prior to the grant date.  If the security is granted on a pre-determined basis, the exercise price is determined using the five-day volume weighted average price of the Company's common stock on the Toronto Stock Exchange immediately prior to the date of grant.  In all cases the exercise price is not less than fair market value.  Securities are exercisable during a period established at the time of their grant provided that such period will expire no later than five years after the date of grant, subject to early termination of the option in the event the holder of the option dies or ceases to be a director, officer or employee of the Company or ceases to provide ongoing management or consulting services to the Company or entity controlled by the Company.  The maximum number of shares of common stock issuable upon exercise of securities granted pursuant to the New Plan is 20,000,000 shares of common stock.

A summary of stock option activity under the New Plan is as follows:
	Weighted average
	exercise price
	#	$
Outstanding, December 31, 2011	—	—
Granted	415,000	0.25
Outstanding, December 31, 2012	415,000	0.25

The following table summarizes information regarding stock options granted under the New Plan as at December 31, 2012:

		Weighted average		Aggregate
Exercise	Number	remaining	Number	intrinsic
price	outstanding	contractual life	exercisable	value
$	#	(years)	#	$

0.25	400,000	9.75	—	18,600
0.31	15,000	9.87	—	—
	415,000	9.75	—	18,600

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of fiscal 2012 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2012.  The amount changes based on the fair market value of the Company’s common stock.

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
December 31, 2012

For the year ended December 31, 2012, $3,079 was recorded for total stock-based compensation expense related to stock options under the New Plan.

The Company estimates the fair value of stock options granted using a Black-Scholes-Merton option pricing model.

The assumptions used in determining the fair value of stock options granted are as follows:

Year ended December 31,
2012

Weighted average
Exercise price of stock options granted	$0.25
Fair value of stock options granted	$0.24
Expected volatility	109%
Risk-free interest rate	1.31%
Expected life (years)	7
Dividend yield	0%

The exercise price of stock options granted on a pre-determined basis is calculated using the five-day volume weighted average price of the Company’s common stock on the Toronto Stock Exchange preceding the grant date. The Company estimates volatility based on the Company’s historical volatility.  The Company estimates the risk-free rate based on the Federal Reserve rate.  The Company currently estimates the expected life of its stock options to be seven years.

As at December 31, 2012, there was $82,133 of total unrecognized compensation cost related to non-vested stock options under the New Plan, which is expected to be recognized over a weighted-average period of 6.75 years.

(ii) Second Amended and Restated Stock Option Plan (the “Old Plan”)

The Old Plan applied to all grants of options to directors, officers, employees and consultants of the Company or any entity controlled by the Company.  The exercise price for any new option granted under the Old Plan was determined by the closing price of the Company’s common stock on the trading day prior to the grant date.  If the option was granted on a pre-determined basis, the exercise price was determined using the five-day volume weighted average price of the Company's common stock on the Toronto Stock Exchange immediately prior to the date of grant.  In all cases the exercise price was not less than fair market value.  Options were exercisable during a period established at the time of their grant provided that such period will expire no later than five years after the date of grant, subject to early termination of the option in the event the holder of the option dies or ceases to be a director, officer or employee of the Company or ceases to provide ongoing management or consulting services to the Company or entity controlled by the Company.  The maximum number of shares of common stock issuable upon exercise of options granted pursuant to the Old Plan was equal to the greater of (i) 4,000,000 shares of common stock and (ii) 12.5% of the number of issued and outstanding shares of common stock.

A summary of stock option activity under the Old Plan is as follows:

	Weighted average
	exercise price
	#	$
Outstanding, December 31, 2011	15,980,375	0.67
Granted	3,000,000	0.18
Forfeited	(2,477,875)	1.58
Outstanding, December 31, 2012	16,502,500	0.44

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
December 31, 2012

The following table summarizes information regarding stock options granted under the Old Plan as at December 31, 2012:

		Weighted average		Aggregate
Exercise	Number	remaining	Number	intrinsic
price	outstanding	contractual life	exercisable	value
$	#	(years)	#	$

0.18	2,980,000	4.43	—	347,170
0.29	25,000	3.62	6,250	163
0.36	597,000	3.42	149,250	—
0.43	3,276,250	3.38	819,063	—
0.47	3,482,500	0.88	3,482,500	—
0.51	2,046,250	2.38	1,322,747	—
0.58	50,000	0.50	50,000	—
0.59	1,250,000	2.21	859,375	—
0.60	2,225,500	0.80	2,225,500	—
0.64	30,000	0.25	30,000	—
0.67	500,000	1.84	395,833	—
0.88	40,000	1.63	33,333	—
	16,502,500	2.42	9,373,851	347,333

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of fiscal 2012 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2012.  The amount changes based on the fair market value of the Company’s common stock.

For the years ended December 31, 2012 and 2011, $1,172,395 and $1,175,519, respectively, were recorded for total stock-based compensation expense related to stock options under the Old Plan.  The weighted average exercise price of options exercisable as at December 31, 2012 was $0.52.

The Company estimates the fair value of stock options granted using a Black-Scholes-Merton option pricing model.

The assumptions used in determining the fair value of stock options granted are as follows:

	Years ended December 31,
	2012	2011

Weighted average
Exercise price of stock options granted	$0.18	$0.42
Fair value of stock options granted	$0.18	$0.27
Expected volatility	121%	104%
Risk-free interest rate	1.15%	2.44%
Expected life (years)	4	4
Dividend yield	0%	0%

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

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
December 31, 2012

As at December 31, 2012, there was $1.4 million of total unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a weighted-average period of 2.4 years.

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

On January 4, 2010, the Company granted 2,000,000 Series D Warrants to a customer of the Company that are exercisable if the customer achieves certain subscriber levels.  In accordance with ASC Topic 718, “Stock Compensation,” the Company has not recorded any expense for the year ended December 31, 2011 as the subscriber levels have not been met.  These warrants were forfeited on August 21, 2012.

On May 9, 2012, the Company granted 1,894,741 warrants to a merchant bank that were fully vested upon the merchant bank signing an engagement letter with the Company for various consulting services.  The fair value of these warrants, in the amount of $373,264, has been included in selling, general and administrative, including stock-based compensation on the Company’s consolidated statement of operations and comprehensive loss.  Additionally, the Company granted 1,894,741 to the merchant bank that are exercisable if the merchant bank achieves certain performance targets.  In accordance with ASC Topic 718, “Stock Compensation,” the Company has not recorded any expense for the year ended December 31, 2012 as the performance targets have not been met.

On September 25, 2012, the Company completed a private placement for aggregate gross proceeds of approximately $4.6 million.  The Company sold an aggregate of 22,782,674 units at CDN$0.20 each (the “Units”), with each Unit consisting of one share of Common Stock and one-half of one common stock purchase warrant (“Subscriber Warrant”) with each full Warrant entitling the holder thereof to purchase one share of Common Stock at US$0.30 for 30 months following closing (the “Offering”).   The agent for a portion of the subscriptions received from the Company a cash commission equal to CDN$299,251 (8% of the gross proceeds of the Offering, excluding proceeds arising from Units purchased by the Chairman and Vice Chairman) and 748,127 broker warrants (“Broker Warrants”) (4% of the number of Units issued in the Offering).  Each Broker Warrant is exercisable for one Unit at an exercise price of US$0.21 per Warrant (“Broker Unit”) at any time prior to the 30 month anniversary of the closing date of the Offering.  Each Broker Unit consists of one share of Common Stock and one-half of a Warrant, and each full Warrant entitles the holder thereof to purchase one share of Common Stock at US$0.30 for 30 months following the closing date of the Offering.  The fair value of both the Subscriber Warrants and the Broker Warrants, have been included in the included in additional paid-in capital on the Company’s consolidated balance sheet.

The total stock-based compensation expense related to warrants during the years ended December 31, 2012 and 2011 was $373,264 and $920, respectively.

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
December 31, 2012
A summary of the warrant activity is as follows:
	Weighted average
	exercise price
	#	$
Outstanding, December 31, 2011	6,975,000	0.98
Granted	14,408,269	0.28
Forfeited	(2,000,000)	1.84
Outstanding, December 31, 2012	19,383,269	0.37

The fair value of warrants was determined using the Black-Scholes-Merton option pricing model.

The following table summarizes the warrant information as at December 31, 2012:

		Weighted average		Aggregate
Exercise	Number	remaining	Number	intrinsic
Price	outstanding	contractual life	exercisable	value
$	#	(years)	#	$

0.21	1,122,191	2.23	1,122,191	97,069
0.22	1,894,741	9.36	1,894,741	144,758
0.30	11,391,337	2.23	11,391,337	—
0.63	4,945,000	0.80	4,945,000	—
2.20	30,000	4.85	30,000	—
	19,383,269	2.57	19,383,269	241,827

The weighted fair value of warrants granted during the year ended December 31, 2012 was based on the following assumptions:

Year ended December 31,
2012

Weighted average
Exercise price of warrants granted	$0.29
Fair value of warrants granted	$0.18
Expected volatility	121%
Risk-free interest rate	1.13%
Expected life (years)	4
Dividend yield	0%

(iv) Amended and Restated Retention Warrants Plan (“Warrant Plan”)

The Company’s Warrant Plan applied to all grants of retention warrants to employees, officers, directors and consultants of the Company or any entity controlled by the Company.  The exercise price for any retention warrant granted under the Warrant Plan to be issued on a pre-determined date in the future will be determined by the five-day weighted average closing price of the Company's common stock prior to the date of grant but cannot be less than such a price.  Retention warrants are exercisable during a period on the Toronto Stock Exchange established at the time of their grant provided that such period will expire no later than five years after the date of grant, subject to early termination of the retention warrant in the event the holder of the retention warrant dies or ceases to be an employee, officer, director or consultant of the Company or ceases to provide ongoing management or consulting services to the Company or entity controlled by the Company.  The maximum number of shares of common stock issuable upon exercise of retention warrants granted pursuant to the Warrant Plan is equal to 2,500,000 shares of common stock.

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
December 31, 2012

A summary of the retention warrant activity during the year ended December 31, 2012 is as follows:

		Weighted average
		exercise price
	#	$
Outstanding, December 31, 2011	626,750	2.60
Forfeited	(390,200)	3.77
Outstanding, December 31, 2012	236,550	0.67

The following table summarizes the retention warrant information as at December 31, 2012:

		Weighted average		Aggregate
Exercise	Number	remaining	Number	intrinsic
price	outstanding	contractual life	exercisable	value
$	#	(years)	#	$

0.64	145,500	0.20	145,500	—
0.70	70,550	0.37	70,550	—
0.80	20,500	0.62	20,500	—
	236,550	0.92	236,550	—

There were no retention warrants granted during the years ended December 31, 2012 and 2011.

As at December 31, 2012, there was $0 of total unrecognized compensation cost related to non-vested retention warrants.

(v) 2006 Stock Appreciation Rights Plan (“SARS Plan”)

The maximum number of units that could have been granted under the SARS Plan was equivalent to the greater of (i) 4,150,000 shares of common stock and (ii) 5% of the aggregate number of issued and outstanding shares of common stock.  The exercise price was determined by the Board of Directors at the time of grant but in no event would the exercise price be lower than the market price of the common stock at the time of the grant.  Each unit granted under the SARS Plan had a maximum life of five years from the date of the grant.  The SARS Plan permited the holder to settle the award as follows:

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

The Board of Directors had discretionary authority to accept or reject a cash payment request in whole or in part.

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
December 31, 2012
A summary of the SARS activity during the year ended December 31, 2012 is as follows:

		Weighted average
		exercise price
	#	$
Outstanding, December 31, 2011 and 2012	675,000	0.61

The following table summarizes the SARS information as at December 31, 2012:

		Weighted average	Aggregate
Exercise	Number	remaining	Number	intrinsic
price	outstanding	contractual life	exercisable	value
$	#	(years)	#	$
0.60	475,000	0.80	475,000	—
0.64	200,000	0.25	200,000	—
	675,000	0.64	675,000	—

There were no SARS granted during the years ended December 31, 2012 and 2011.

(vi) Directors’ Compensation Plan (“Directors’ Plan”)

Non-management directors of the Company receive a minimum 50% of their retainers and fees in the form of common stock and may elect to receive a greater portion of their retainers and fees in common stock.  The number of shares of common stock to be issued to non-management directors is determined by dividing the dollar value of the retainers and fees by the closing price of the common stock on the relevant payment date.  The maximum number of shares of common stock available to be issued by the Company under the Directors’ Plan is 5,000,000.

During the year ended December 31, 2012, the Company issued 787,163 shares of common stock with a fair value of $91,083 as payment of fees and retainers due to non-management directors.   During the year ended December 31, 2011, the Company issued 382,031 shares of common stock with a fair value of $148,117 as payment of fees and retainers due to non-management directors.

(vii) Restricted Stock

On November 9, 2010, the Company granted 2,500,000 restricted shares to an employee that vest yearly over a four year period.  The employee resigned on January 31, 2012, prior to the issuance of all of the shares, and accordingly, 1,875,000 unissued shares were forfeited.

The total stock-based compensation (recovery)/expense related to the restricted shares during the years ended December 31, 2012 and 2011 was $(33,068) and $253,285, respectively.

13. Loss Per Share

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

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
December 31, 2012

The following table summarizes the potential common stock that was outstanding as at December 31, 2012 and 2011 but was not included in the computation of diluted loss per share as their effect would have been anti-dilutive.  See note 12 for additional details.
	2012	2011
	#	#

Class 3 Preference Shares	17,176,818	17,176,818
Class 4 Preference Shares	10,912,265	10,912,265
Stock options – New Plan	415,000	—
Stock options – Old Plan	16,502,500	15,980,375
Stock appreciation rights	675,000	675,000
Warrants	19,383,269	6,975,000
Retention warrants	236,550	626,750
Restricted stock	—	2,500,000

14. Supplemental Cash Flow Information

For each of the years presented, the Company did not pay any cash income taxes or cash interest expense.

15. Commitments and Contingencies

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

$

2013	6,369,578
2014	3,806,892
2015	3,178,654
2016	2,627,654
2017	2,521,153
Thereafter	655,858
19,159,789

Rent expense for the years ended December 31, 2012 and 2011 was $1,165,709 and $1,128,141, respectively.

The Company has subleased a portion of its Toronto office, which is expected to generate a total recovery of $3,564,065.

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
December 31, 2012

16. Segmented Information

The Company operates, as one reportable segment, to deliver live and on-demand content to Internet-enabled devices.  Substantially all of Company’s revenues are generated and long-lived assets are located in the United States.

17. Income Taxes

The Company is subject to income and other taxes in a variety of jurisdictions, including the United States, Canada, and various state jurisdictions.  A reconciliation of income taxes computed at the United States and Canadian statutory rate to the Company's effective income tax rate for the years ended December 31, 2012 and 2011 is shown below.

	2012	2011
	$	$
Combined basic federal and provincial rates	35%	35%
Income tax benefit based on statutory income tax rate	(3,352,352)	(4,925,878)
Increase in income taxes resulting from:
Non-deductible expenses and state taxes	323,467	262,750
Increase in valuation allowance	3,641,769	4,962,222
Income tax expense	612,884	299,094

Deferred income taxes result principally from temporary differences in the recognition of loss carry-forwards and expense items for financial and income tax reporting purposes.  Significant components of the Company’s deferred tax assets as of December 31, 2012 and 2011 were as follows:
	December 31,	December 31,
	2012	2011
	$	$

Current deferred tax assets
Accrued expenses and deferred revenue	1,796,157	1,758,458
Valuation allowance	(1,762,580)	(1,684,465)
Total current deferred tax asset	33,577	73,993

Non-current deferred tax assets
Intangible assets	4,170,463	4,092,991
Stock options	1,341,010	756,844
Net operating losses	36,355,104	32,521,087
Valuation allowance	(41,001,202)	(35,816,770)
Total non-current deferred tax assets	865,375	1,554,152

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
December 31, 2012

Non-current deferred tax liabilities
Property, plant and equipment	(530,483)	(1,235,060)
Goodwill	(911,978)	(299,094)
Intangible assets	(357,675)	(357,675)
Foreign earnings	(10,794)	(35,410)
Total non-current deferred tax liabilities	(1,810,930)	(1,927,239)

Total net deferred tax liability	(911,978)	(299,094)

The Company has approximately $110 million in net operating tax loss (“NOLs”) carryforwards available to be applied against future years’ income that, if not utilized, will begin to expire in 2027. Various state NOL’s which do not follow the federal carry forward period have historically expired and will continue to expire in the future if not utilized. The $110 million of net operating loss carryforwards includes $10.3 million of NOLs related to tax goodwill amortization that will not be realized for financial reporting purposes until the Company is able to take a tax benefit for those deductions. Historically, the Company has entered into certain transactions which may limit the use of NOL’s.  From the Company’s inception, significant losses have been recorded.  Accordingly, a valuation allowance was recorded due to the uncertainty of realizing the benefits of operating loss carryforwards and other tax deferred assets. The Company has recorded a net deferred tax liability because deferred tax liabilities related to indefinite lived intangibles cannot be offset against deferred tax assets when determining the need for a valuation allowance.

The Company does not believe there are any uncertain tax provisions under ASC 740 and is currently under IRS audit for the tax-year ended November 30, 2010.  No significant issues have been identified to date.  The Company’s federal and state jurisdictions remain open for the years 2009 through 2011.