Form 10-Q
period 2013-03-31
NEULION, INC.
filed 2013-05-03
CIK 1387713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

As of May 1, 2013, there were 164,207,147 shares of the registrant’s Common Stock, $0.01 par value, outstanding.

NEULION, INC.

PART I. FINANCIAL INFORMATION

Item 1.                 Condensed Consolidated Financial Statements

NEULION, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. dollars, unless otherwise noted)

	March 31,	December 31,
	2013	2012
	(unaudited)
	$	$

ASSETS
Current
Cash and cash equivalents	15,209,659	11,108,107
Accounts receivable, net of allowance for doubtful accounts of $85,592 and $85,882,
respectively	4,442,647	4,193,949
Other receivables	346,563	348,891
Inventory	550,340	416,541
Prepaid expenses and deposits	936,531	1,185,051
Due from related parties	773,672	899,967
Total current assets	22,259,412	18,152,506
Property, plant and equipment, net	3,396,864	3,446,648
Intangible assets, net	3,366,195	4,015,301
Goodwill	11,327,626	11,327,626
Other assets	88,873	161,913
Total assets	40,438,970	37,103,994

LIABILITIES AND EQUITY
Current
Accounts payable	13,055,780	9,813,237
Accrued liabilities	4,854,975	4,766,668
Due to related parties	12,829	12,282
Deferred revenue	5,875,222	5,715,102
Convertible note, net of discount	406,554	320,560
Total current liabilities	24,205,360	20,627,849
Long-term deferred revenue	1,056,894	1,134,075
Other long-term liabilities	335,811	357,852
Deferred tax liability	929,422	911,978
Total liabilities	26,527,487	23,031,754

Redeemable preferred stock, net (par value: $0.01; authorized: 50,000,000; issued and outstanding: 28,089,083)
Class 3 Preference Shares (par value: $0.01; authorized: 17,176,818; issued and
outstanding: 17,176,818)	10,000,000	10,000,000
Class 4 Preference Shares (par value: $0.01; authorized; 10,912,265; issued and
outstanding: 10,912,265)	4,902,206	4,894,683
Total redeemable preferred stock	14,902,206	14,894,683

Stockholders' deficit
Common stock (par value: $0.01; authorized: 300,000,000; issued and outstanding:
164,207,147)	1,642,072	1,642,072
Additional paid-in capital	83,252,723	83,138,137
Promissory notes receivable	(209,250)	(209,250)
Accumulated deficit	(85,676,268)	(85,393,402)
Total stockholders’ deficit	(990,723)	(822,443)
Total liabilities and stockholders’ deficit	40,438,970	37,103,994

See accompanying notes

NEULION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS
(unaudited)
(Expressed in U.S. dollars, unless otherwise noted)

	Three months ended
	March 31,

	2013	2012
	$	$

Revenue
Services revenue	11,674,356	9,831,354
Equipment revenue	225,592	537,162
	11,899,948	10,368,516

Costs and Expenses
Cost of services revenue, exclusive of depreciation and amortization	3,250,293	4,047,543
Cost of equipment revenue	165,494	466,693
Selling, general and administrative, including stock-based compensation	5,929,039	6,464,858
Research and development	1,699,366	1,556,550
Depreciation and amortization	1,025,142	1,238,600
	12,069,334	13,774,244
Operating loss	(169,386)	(3,405,728)

Other income (expense)
Foreign exchange	(13,810)	(13,881)
Interest	(4,304)	2,246
Discount on convertible note	(77,922)	—
	(96,036)	(11,635)
Net and comprehensive loss before income taxes	(265,422)	(3,417,363)
Income tax provision	(17,444)	(127,000)
Net and comprehensive loss	(282,866)	(3,544,363)

Net loss per weighted average number of shares of common stock
outstanding - basic and diluted	$(0.00)	$(0.03)

Weighted average number of shares of common stock
outstanding - basic and diluted	164,207,147	140,173,684

See accompanying notes

NEULION, INC.

CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(unaudited)
(Expressed in U.S. dollars, unless otherwise noted)

			Additional	Promissory	Accumulated	Total
		Common stock	paid-in capital	Notes	deficit	deficit
	#	$	$	$	$	$

Balance, December 31, 2012	164,207,147	1,642,072	83,138,137	(209,250)	(85,393,402)	(822,443)

Accretion of issuance costs
on Class 4 Preference Shares	—	—	(7,523)	—	—	(7,523)
Stock-based compensation:
Stock options, warrants
and other compensation	—	—	122,109	—	—	122,109
Net loss	—	—	—	—	(282,866)	(282,866)
Balance, March 31, 2013	164,207,147	1,642,072	83,252,723	(209,250)	(85,676,268)	(990,723)

See accompanying notes

NEULION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Expressed in U.S. dollars, unless otherwise noted)

	Three months ended
	March 31,

	2013	2012
	$	$
OPERATING ACTIVITIES
Net loss	(282,866)	(3,544,363)
Adjustments to reconcile net loss to cash provided by (used in) operating activities
Depreciation and amortization	1,025,142	1,238,600
Discount on convertible note	77,922	—
Stock-based compensation	121,626	233,424
Income taxes	17,444	127,000

Changes in operating assets and liabilities
Accounts receivable	(248,698)	632,472
Inventory	(133,799)	(94,492)
Prepaid expenses, deposits and other assets	321,560	176,035
Other receivables	2,328	34,309
Due from related parties	134,367	(203,509)
Accounts payable	3,242,543	(75,059)
Accrued liabilities	88,790	509,328
Deferred revenue	82,939	(1,708,311)
Long-term liabilities	(22,041)	(20,034)
Due to related parties	547	2,958
Cash provided by (used in) operating activities	4,427,804	(2,691,642)

INVESTING ACTIVITIES
Purchase of property, plant and equipment	(326,252)	(322,047)
Cash used in investing activities	(326,252)	(322,047)

Net increase (decrease) in cash and cash equivalents during the period	4,101,552	(3,013,689)
Cash and cash equivalents, beginning of period	11,108,107	12,346,882
Cash and cash equivalents, end of period	15,209,659	9,333,193

See accompanying notes

NEULION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
Information as at March 31, 2013 and for the three months ended
March 31, 2013 and 2012 (unaudited)

1. Nature of Operations

NeuLion, Inc. (“NeuLion” or the “Company”) is a technology service provider that specializes in the distribution and monetization of live and on-demand digital video content to Internet-enabled devices.  Through the Company’s cloud-based end-to-end solution, the Company builds and manages interactive digital networks that enable the Company’s customers to provide a destination for their subscribers to view and interact with their content.  The Company was incorporated on January 14, 2000 under the Canada Business Corporations Act and was domesticated under Delaware law on November 30, 2010.  The Company’s common stock is listed on the Toronto Stock Exchange (“TSX”) under the symbol NLN.

The Company’s core business and business model have evolved from NeuLion being a provider of professional information technology services and international programming to being a provider of customized, end-to-end, interactive video services for a wide range of professional and collegiate sports properties, cable networks and operators, content owners and distributors, and telecommunication companies.  With a fundamental shift in the way media is now being consumed, technological advancements are affecting how, when and where consumers connect to content. NeuLion’s technology empowers its customers to capitalize on the growing consumer demand for viewing video content on multiple types of Internet-enabled devices by enabling delivery to a range of equipment, including personal computers, laptops, mobile devices, gaming consoles, tablets, Internet-enabled TVs, third-party set top boxes (“STBs”), standard TV sets that have Internet-connected devices and other similar consumer accessories.  The Company’s platform offers an end-to-end service, which includes content management, subscriber management, digital rights management, billing services, app creation, content delivery and advertising solutions.

2. Basis of Presentation and Significant Accounting Policies

The Company’s accounting policies are consistent with those presented in its annual consolidated financial statements as at December 31, 2012.  These interim unaudited condensed consolidated financial statements do not include all footnote disclosures required by U.S. generally accepted accounting principles (“GAAP”) for annual financial statements and therefore should be read in conjunction with the audited consolidated financial statements, including the notes thereto, for the year ended December 31, 2012 as they appear in the Company’s Annual Report on Form 10-K.

These financial statements were prepared in conformity with U.S. GAAP, which requires management to make certain estimates that affect the reported amounts in the interim unaudited condensed consolidated financial statements, and the disclosures made in the accompanying notes. Despite the Company’s intention to establish accurate estimates and use reasonable assumptions, actual results may differ from these estimates.  All significant intercompany transactions and accounts have been eliminated on consolidation.

In the opinion of management, these interim unaudited condensed consolidated financial statements contain all of the adjustments of a normal and recurring nature necessary to present fairly the Company’s financial position as at March 31, 2013 and December 31, 2012 and the results of operations and cash flows for the three months ended March 31, 2013 and 2012.  The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the entire year.

Recently issued accounting standard

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

NEULION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
Information as at March 31, 2013 and for the three months ended
March 31, 2013 and 2012 (unaudited)

Advertising

Advertising costs are expensed as incurred and totaled $69,411 and $123,520 for the three months ended March 31, 2013 and 2012, respectively, and are included in selling, general and administrative expenses on the condensed consolidated statements of operations and comprehensive loss.

3. Inventory

Inventory consists of the following:

	March 31,	December 31,
	2013	2012
	$	$

Raw materials	128,077	113,322
Finished goods	422,263	303,219
	550,340	416,541

4. Economic Dependence and Concentration of Credit Risk

For the three months ended March 31, 2013 and 2012, one customer accounted for 23% and 14% of revenue, respectively.

As at March 31, 2013, two customers accounted for 50% of accounts receivable: 32% and 18%.  As at December 31, 2012, the same two customers accounted for 37% of accounts receivable:  24% and 13%, respectively.

As at March 31, 2013, one customer accounted for 64% of accounts payable.  As at December 31, 2012, two customers accounted for 53% of accounts payable:  36% and 17%, respectively.

5. Related Party Transactions

The Company has entered into certain transactions and agreements in the normal course of operations with related parties.  Significant related party transactions are as follows:

NEULION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
Information as at March 31, 2013 and for the three months ended
March 31, 2013 and 2012 (unaudited)

KyLin TV, Inc. (“KyLin TV”)

KyLin TV is an IPTV company that is controlled by the Chairman of the Board of Directors of the Company.  On June 1, 2008, the Company entered into an agreement with KyLin TV to build and deliver the setup and back office operations for KyLin TV’s IPTV service.  Effective April 1, 2012, the Company amended its agreement with KyLin TV, such that, in addition to the services previously provided, KyLin TV was appointed the exclusive distributor of the Company’s business to consumer (“B2C”) IPTV interests.  As exclusive distributor, KyLin TV obtains, advertises and markets all of the Company’s B2C content, in accordance with the terms of the amendment.  Accordingly, KyLin TV records the gross revenues from the Company’s B2C content as well as the associated license fees, whereas the Company records revenues in accordance with the revised fee schedule in the amendment.  The Company also provides and charges KyLin TV for administrative and general corporate support.  For each of the periods presented, the amounts charged for these services provided by the Company for the three months ended March 31, 2013 and 2012 were $85,088 and $73,921, respectively, and are recorded as a recovery in selling, general and administrative expense on the condensed consolidated statements of operations and comprehensive loss.

New York Islanders Hockey Club, L.P. (“New York Islanders”)

The Company provides IT-related professional services and administrative services to the New York Islanders, a professional hockey club that is owned by the Chairman of the Board of Directors of the Company.

Renaissance Property Associates, LLC (“Renaissance”)

The Company provides IT-related professional services to Renaissance, a real estate management company owned by the Chairman of the Board of Directors of the Company.  In June 2009, the Company signed a sublease agreement with Renaissance for office space in Plainview, New York.  Rent expense paid by the Company to Renaissance of $107,586 and $105,124, inclusive of taxes and utilities, is included in selling, general and administrative expense on the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2013 and 2012, respectively.

Smile Train, Inc. (“Smile Train”)

The Company provides IT-related professional services to Smile Train, a public charity whose founder and significant benefactor is the Chairman of the Board of Directors of the Company.

The Company recognized revenue from related parties for the three months ended as follows:

	March 31,	March 31,
	2013	2012
	$	$

New York Islanders	75,466	78,830
Renaissance	30,000	30,000
Smile Train	24,000	27,000
KyLin TV	497,036	487,918
	626,502	623,748

NEULION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
Information as at March 31, 2013 and for the three months ended
March 31, 2013 and 2012 (unaudited)

As at March 31, 2013 and December 31, 2012, the amounts due from (to) related parties are as follows:

	March 31,	December 31,
	2013	2012
	$	$

New York Islanders	(12,829)	(12,282)
Renaissance	1,317	2,992
KyLin TV	772,355	896,975
	760,843	887,685

Investment in affiliate – KyLin TV

The Company records its investment in KyLin TV using the equity method.

From January 1, 2008 through February 26, 2010, the Company’s equity interest in KyLin TV was 17.1%.  On February 26, 2010, a group of private investors invested $10.0 million in KyLin TV, which reduced the Company’s equity interest to 11.8%.  Of the total $10.0 million investment, $1.0 million was invested by AvantaLion LLC, a company controlled by the Chairman of the Board of Directors of the Company.  Management has determined that, as a result of the 11.8% equity interest combined with the services that the Company provides KyLin TV, the Company continues to have significant influence on the operating activities of KyLin TV; therefore, the Company continues to account for its investment in KyLin TV using the equity method.  As previously discussed, the Company also provides and charges KyLin TV for administrative and general corporate support.

The Company’s proportionate share of the equity loss from KyLin TV has been accounted for as a charge on the Company's consolidated statements of operations and comprehensive loss.   Due to KyLin TV’s accumulated losses, the investment was reduced to zero as at December 31, 2008.  No further charges will be recorded as the Company has no obligation to fund the losses of KyLin TV.

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

NEULION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
Information as at March 31, 2013 and for the three months ended
March 31, 2013 and 2012 (unaudited)

The following table summarizes the potential shares of common stock that were outstanding as at March 31, 2013 and December 31, 2012 but not included in the computation of diluted loss per share as their effect would have been anti-dilutive.

	March 31,	December 31,
	2013	2012
	#	#

Class 3 Preference Shares	17,176,818	17,176,818
Class 4 Preference Shares	10,912,265	10,912,265
Stock options – 2012 Omnibus Securities and Incentive Plan	1,065,000	415,000
Stock options – Second Amended and Restated Stock Option Plan	16,338,333	16,502,500
Stock appreciation rights	675,000	675,000
Warrants	19,383,269	19,383,269
Retention warrants	91,050	236,550

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

9. Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, “Income Taxes Recognition.”  The Company does not believe there are any uncertain tax provisions under ASC 740 and is currently under IRS audit for the tax-year ended November 30, 2010.  No significant issues have been identified to date.  The Company’s federal and state tax returns remain open to IRS audit for the years 2009 through 2011.

The Company has recorded a valuation allowance against the income tax benefit generated by the current period loss.  All previously recognized deferred tax assets and net operating losses have been reduced by a valuation allowance.

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

NEULION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
Information as at March 31, 2013 and for the three months ended
March 31, 2013 and 2012 (unaudited)

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

NEULION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
Information as at March 31, 2013 and for the three months ended
March 31, 2013 and 2012 (unaudited)

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

NEULION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
Information as at March 31, 2013 and for the three months ended
March 31, 2013 and 2012 (unaudited)

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis (“MD&A”) of the financial condition and results of operations of the Company should be read in conjunction with our condensed consolidated financial statements and accompanying notes for the three months ended March 31, 2013 and 2012, which have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). All dollar amounts are in U.S. dollars (“US$” or “$”) unless stated otherwise. As at May 1, 2013 the Bank of Canada noon rate for conversion of United States dollars to Canadian dollars (“CDN$”) was US$1 to CDN$1.0084.

Our MD&A is intended to enable readers to gain an understanding of our current results and financial position. To do so, we provide information and analysis comparing the results of operations and financial position for the current period to those of the preceding comparable period. We also provide analysis and commentary that we believe is required to assess our future prospects. Accordingly, certain sections of this report contain forward-looking statements that are based on current plans and expectations. These forward-looking statements are affected by risks and uncertainties that are discussed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012 and below in the section titled “Cautions Regarding Forward-Looking Statements” and that could have a material impact on future prospects. Readers are cautioned that actual results could vary from those forecasted in this MD&A.

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

Forward-looking statements involve significant risk, uncertainties and assumptions. Although the forward-looking statements contained in this MD&A are based upon what management believes to be reasonable assumptions, we cannot assure readers that actual results will be consistent with these forward-looking statements. These forward-looking statements are made as of the date of this Quarterly Report on Form 10-Q and we assume no obligation to update or revise them to reflect new events or circumstances, except as required by law. Many factors could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements that may be expressed or implied by such forward-looking statements, including: our ability to realize some or all of the anticipated benefits of our partnerships; our ability to increase revenue; general economic and market segment conditions; our customers’ subscriber levels and financial health; our ability to pursue and consummate acquisitions in a timely manner; our continued relationships with our customers; our ability to negotiate favorable terms for contract renewals; competitor activity; product capability and acceptance rates; technology changes; regulatory changes; foreign exchange risk; interest rate risk; and credit risk. These factors should be considered carefully and readers should not place undue reliance on the forward-looking statements. A more detailed assessment of the risks that could cause actual results to materially differ from current expectations is contained in Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2012, which is available on www.sec.gov and www.sedar.com.

Overview

NeuLion is a technology service provider that specializes in the distribution and monetization of live and on-demand digital video content to Internet-enabled devices.  Through our cloud-based end-to-end solution, we build and manage interactive digital networks that enable our customers to provide a destination for their subscribers to view and interact with their content.  We were incorporated on January 14, 2000 under the Canada Business Corporations Act and were domesticated under Delaware law on November 30, 2010. Our common stock is listed on the Toronto Stock Exchange (“TSX”) under the symbol NLN.

Our core business and business model have evolved from NeuLion being a provider of professional information technology services and international programming to being a provider of customized, end-to-end interactive, video services for a wide range of professional and collegiate sports properties, cable networks and operators, content owners and distributors, and telecommunication companies. With a fundamental shift in the way media is now being consumed, technological advancements are affecting how, when and where consumers connect to content.  NeuLion’s technology empowers our customers to capitalize on the growing consumer demand for viewing video content on multiple types of Internet-enabled devices by enabling delivery to a range of equipment, including personal computers, laptops, mobile devices, gaming consoles, tablets, Internet-enabled TVs, third-party set top boxes (“STBs”), standard TV sets that have Internet-connected devices, and other similar consumer accessories. Our platform offers an end-to-end service, which includes content management, subscriber management, digital rights management, billing services, app creation, content delivery and advertising solutions.

Overall Performance

Highlights

➢	Total revenue increased by $1.5 million, or 14%, from $10.4 million in the first quarter of 2012 to $11.9 million in the first quarter of 2013.

➢	Cost of revenue, as a percentage of revenue, exclusive of depreciation and amortization, improved by 15%, from 44% in the first quarter of 2012 to 29% in the first quarter of 2013.

➢	Non-GAAP Adjusted EBITDA (as defined below) improved by $2.9 million, from $(1.9) million in the first quarter of 2012 to $1.0 million in the first quarter of 2013.

Overview

Total revenue for the three months ended March 31, 2013 was $11.9 million, an increase of $1.5 million, or 14%, from $10.4 million for the three months ended March 31, 2012. The increase in revenue was primarily attributable to an increase in revenue from our Pro Sports category of customers.

Our consolidated net loss attributable to common stockholders for the three months ended March 31, 2013 was $0.3 million, or a loss of $0.00 per basic and diluted share of common stock, compared with a net loss of $3.5 million, or a loss of $0.03 per basic and diluted share of common stock, for the three months ended March 31, 2012. The improvement in consolidated net loss of $3.2 million, was due to the following:

•	an increase in total revenue of $1.5 million;
•	a decrease in cost of revenue of $1.1 million;
•	a decrease in selling, general and administrative expenses, excluding stock-based compensation of $0.4 million;
•	a decrease in stock-based compensation of $0.1 million (non-cash item);
•	a decrease in depreciation and amortization of $0.2 million (non-cash item); and
•	a decrease in deferred income taxes of $0.1 million (non-cash item).

offset by the following:

•	an increase in research and development expenses of $0.1 million; and
•	a discount on convertible note of $0.1 million for the three months ended March 31, 2013 (non-cash item).

Our non-GAAP Adjusted EBITDA (as defined below) was $1.0 million for the three months ended March 31, 2013, compared with $(1.9) million for the three months ended March 31, 2012. The improvement in non-GAAP Adjusted EBITDA was due to the impact of the items noted in the net loss discussion above.

We report non-GAAP Adjusted EBITDA because it is a key measure used by management to evaluate our results and make strategic decisions about the Company, including potential acquisitions. Non-GAAP Adjusted EBITDA represents net loss before interest, income taxes, depreciation and amortization, stock-based compensation, discounts on convertible notes, unrealized gain/loss on derivatives, investment income, non-controlling interests and foreign exchange gain/loss. This measure does not have any standardized meaning prescribed by U.S. GAAP and therefore is unlikely to be comparable to the calculation of similar measures used by other companies, and should not be viewed as an alternative to measures of financial performance or changes in cash flows calculated in accordance with U.S. GAAP.

The reconciliation from net loss to non-GAAP Adjusted EBITDA is as follows:

Consolidated Statement of Operations Reconciliation:
	Three months ended,
	March 31,
	2013	2012
	$	$

Consolidated net loss on a GAAP basis	(282,866)	(3,544,363)

Depreciation and amortization	1,025,142	1,238,600
Stock-based compensation	121,626	233,424
Discount on convertible note	77,922	0
Income taxes	17,444	127,000
Interest and foreign exchange	18,114	11,635

Non-GAAP Adjusted EBITDA	977,382	(1,933,704)

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

• Equipment revenue, which is non-recurring, consists of the sale of STBs to content partners and/or end users and is recognized when title to a STB passes to our customer. Shipping revenue, STB rentals and computer hardware sales are also included in equipment revenue. With the proliferation of connected devices, such as iPad, iPhone, Android tablets and phones, gaming devices and connected TVs, we expect equipment revenue to continue to decrease going forward.

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

• Professional fees – represents legal, accounting, and public and investor relations expenses; and

• Other SG&A expenses – represents travel expenses, rent, office supplies, corporate IT services, credit card processing fees, marketing and other general operating expenses.

Research and development

Research and development costs (“R&D”) primarily consist of wages and benefits for R&D department personnel.

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 2013 to Three Months Ended March 31, 2012

Our condensed consolidated financial statements for the three months ended March 31, 2013 and 2012 have been prepared in accordance with U.S. GAAP. A comparison of our results of operations for those periods is as follows:

	2013	2012	Change
	$	$	%
Revenue
Services revenue	11,674,356	9,831,354	19%
Equipment revenue	225,592	537,162	-58%
	11,899,948	10,368,516	15%

Costs and expenses
Cost of services revenue, exclusive of depreciation
and amortization shown separately below	3,250,293	4,047,543	-20%
Cost of equipment revenue	165,494	466,693	-65%
Selling, general and administrative, including
stock-based compensation	5,929,039	6,464,858	-8%
Research and development	1,699,366	1,556,550	9%
Depreciation and amortization	1,025,142	1,238,600	-17%
	12,069,334	13,774,244	-12%
Operating loss	(169,386)	(3,405,728)	-95%

Other income (expense)
Foreign exchange	(13,810)	(13,881)	-1%
Interest	(4,304)	2,246	-
Discount on convertible note	(77,922)	-	-
	(96,036)	(11,635)	725%
Net and comprehensive loss before income taxes	(265,422)	(3,417,363)	-92%
Income tax provision	(17,444)	(127,000)	-86%
Net and comprehensive loss	(282,866)	(3,544,363)	-92%

Revenue

Services revenue

Services revenue increased from $9.8 million for the three months ended March 31, 2012 to $11.7 million for the three months ended March 31, 2013. Services revenue includes revenue from TV Everywhere, pro sports, college sports and other customers and is comprised of set-up fees, annual/monthly fees and variable fees. Variances in each sector are detailed below:

	Period end,		Year-end,
	Q1 2013	Q1 2012	2012	2011	2010

Services Revenue
Pro Sports	$5.6	$3.8	$13.5	$12.6	$7.0
College Sports	$3.0	$2.7	$10.9	$10.6	$10.8
TV Everywhere	$2.7	$2.5	$10.6	$9.1	$8.5
Other (B2C)	$0.1	$0.5	$1.2	$3.1	$3.9
Other (Consulting)	$0.3	$0.3	$1.0	$1.2	$1.3
Total Services Revenue	$11.7	$9.8	$37.2	$36.6	$31.5

Pro Sports

Revenue from Pro Sports customers increased from $3.8 million for the three months ended March 31, 2012 to $5.6 million for the three months ended March 31, 2013. The $1.8 million improvement was the result of an increase in revenues from variable usage fees of $1.3 million and setup fees of $0.5 million.

College Sports

Revenue from College Sports customers increased from $2.7 million for the three months ended March 31, 2012 to $3.0 million for the three months ended March 31, 2013. The $0.3 million increase was primarily a result of an increase in variable subscription and eCommerce revenues.

TV Everywhere

Revenue from TV Everywhere customers increased from $2.5 million for the three months ended March 31, 2012 to $2.7 million for the three months ended March 31, 2013. The $0.2 million increase was primarily a result of an increase in revenues from monthly/annual fees.

Other – B2C

Revenue from B2C customers decreased from $0.5 million for the three months ended March 31, 2012 to $0.1 million for the three months ended March 31, 2013. The decrease in revenue was primarily attributable to the Company appointing KyLin TV as the exclusive distributor of the Company’s B2C IPTV interests effective April 1, 2012.

Other – Consulting

Revenue from consulting customers was $0.3 million for the three months ended March 31, 2012 and 2013.

Equipment revenue

Equipment revenue decreased from $0.5 million for the three months ended March 31, 2012 to $0.2 million for the three months ended March 31, 2013. The $0.3 million decrease was due to a decrease in STB purchases by existing customers.  Over 85% of our equipment revenue is generated from our TV Everywhere customers.

Costs and Expenses

Cost of services revenue

Cost of services revenue decreased from $4.0 million for the three months ended March 31, 2012 to $3.3 million for the three months ended March 31, 2013. Cost of services revenue as a percentage of services revenue decreased from 41% for the three months ended March 31, 2012 to 28% for the three months ended March 31, 2013. The 13% improvement (as a percentage of services revenue) primarily resulted from the amendment we signed with KyLin TV discussed previously and our having negotiated lower rates on bandwidth costs.

Cost of equipment revenue

Cost of equipment revenue decreased from $0.5 million for the three months ended March 31, 2012 to $0.2 million for the three months ended March 31, 2013. Cost of equipment revenue as a percentage of equipment revenue decreased from 87% for the three months ended March 31, 2012 to 73% for the three months ended March 31, 2013.

Selling, general and administrative expenses, including stock-based compensation

Selling, general and administrative expenses, including stock-based compensation, decreased from $6.5 million for the three months ended March 31, 2012 to $5.9 million for the three months ended March 31, 2013. The individual variances are as follows:

• Wages and benefits decreased from $4.6 million for the three months ended March 31, 2012 to $4.5 million for the three months ended March 31, 2013.

• Stock-based compensation expense decreased from $0.2 million for the three months ended March 31, 2012 to $0.1 million for the three months ended March 31, 2013.

• Professional fees decreased from $0.5 million for the three months ended March 31, 2012 to $0.2 million for the three months ended March 31, 2013.   The $0.3 million decrease was primarily the result of a change in accountants subsequent to March 31, 2012 and the settlement of a lawsuit that concluded during the three months ended March 31, 2012.

• Other SG&A expenses decreased from $1.2 million for the three months ended March 31, 2012 to $1.1 million for the three months ended March 31, 2013.

Research and development

Research and development costs increased from $1.6 million for the three months ended March 31, 2012 to $1.7 million for the three months ended March 31, 2013.

Depreciation and amortization

Depreciation and amortization decreased from $1.2 million for the three months ended March 31, 2012 to $1.0 million for the three months ended March 31, 2013.  The $0.2 million decrease was the result of certain fixed assets becoming fully depreciated subsequent to March 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES

Our cash position was $15.2 million at March 31, 2013. During the three months ended March 31, 2013, we generated $4.4 million from operations, which included cash inflows from changes in operating assets and liabilities of $3.4 million. Additionally, we spent $0.3 million to purchase fixed assets.

As of March 31, 2013, our principal sources of liquidity included cash and cash equivalents of $15.2 million and trade accounts receivable of $4.4 million. We closed a $4.7 million private placement on September 25, 2012; we are using the net proceeds from this private placement for general working capital purposes. We continue to closely monitor our cash balances to ensure that we have sufficient cash on hand to meet our operating needs. Management believes that we have sufficient liquidity to meet our working capital and capital expenditure requirements for at least the next twelve months.

At March 31, 2013, approximately 91% of our cash and cash equivalents were held in accounts with U.S. banks that received a BBB+ rating from Standard and Poor’s and an A3 rating from Moody’s. The Company believes that these U.S. financial institutions are secure notwithstanding the current global economy and that we will be able to access the remaining balance of bank deposits. Our investment policy is to invest in low-risk short-term investments which are primarily term deposits. We have not had a history of any defaults on these term deposits, nor do we expect any in the future given the short term maturity of these investments.

We are still building out our current business.  In 2006, our core business and business model evolved from providing professional information technology services and international programming to providing customized, end-to-end, interactive video services for a wide range of professional and collegiate sports properties, cable networks and operators, content owners and distributors, and telecommunication companies.  From our inception, we have incurred substantial net losses and have an accumulated deficit of $85.7 million; however, our non-GAAP Adjusted EBITDA (as previously defined) has continuously improved period-over-period and management expects this trend to continue. We continue to review our operating structure in an attempt to maximize revenue opportunities, further reduce costs and achieve profitability. Based on our current business plan and internal forecasts, we believe that our cash on hand will be sufficient to meet our working capital and operating cash requirements for the next twelve months. However, we will require expenditures of significant funds for research and development, maintaining adequate video streaming and database software, and the construction and maintenance of our delivery infrastructure and office facilities. Cash from operations could be affected by various risks and uncertainties, including, but not limited to, the risks detailed in our Annual Report on Form 10-K. If our actual cash needs are greater than forecasted and if cash on hand is insufficient to meet our working capital and cash requirements for the next twelve months, we will require outside capital in addition to cash flow from operations in order to fund our business. Our short operating history and our current lack of profitability could each or all be factors that might negatively impact our ability to obtain outside capital on reasonable terms, or at all. If we were ever unable to obtain needed capital, we would reevaluate and reprioritize our planned capital expenditures and operating activities. We cannot assure you that we will ultimately be able to generate sufficient revenue or reduce our costs in the anticipated time frame to become profitable and have sustainable net positive cash flows.

Working Capital Requirements

Our net working capital at March 31, 2013 was $(1.9) million, an improvement of $0.6 million from the December 31, 2012 net working capital of $(2.5) million. Our working capital ratios at March 31, 2013 and December 31, 2012 were 0.92 and 0.88, respectively.  Included in current liabilities at March 31, 2013 and December 31, 2012 are approximately $6.3 million and $6.0 million, respectively, of liabilities (deferred revenue and convertible note) that we do not anticipate settling in cash.

The change in working capital was primarily due to an increase in current assets of $4.1 million and an increase in current liabilities of $3.6 million.

Current assets at March 31, 2013 were $22.3 million, an increase of $4.1 million from the December 31, 2012 balance of $18.2 million.  The change was primarily due to an increase in cash and cash equivalents of $4.1 million.

Current liabilities at March 31, 2013 were $24.2 million, an increase of $3.6 million from the December 31, 2012 balance of $20.6 million. The change was primarily due to an increase in accounts payable of $3.3 million.

Cash Flows

Summary balance sheet data:

	As at,
	March 31,	December 31,
	2013	2012
	$	$
Current Assets
Cash and cash equivalents	15,209,659	11,108,107
Accounts receivable, net	4,442,647	4,193,949
Other receivables	346,563	348,891
Inventory	550,340	416,541
Prepaid expenses and deposits	936,531	1,185,051
Due from related parties	773,672	899,967
Total current assets	22,259,412	18,152,506

Current Liabilities
Accounts payable	13,055,780	9,813,237
Accrued liabilities	4,854,975	4,766,668
Due to related parties	12,829	12,282
Deferred revenue	5,875,222	5,715,102
Convertible note, net of discount	406,554	320,560
Total current liabilities	24,205,360	20,627,849

Working capital ratio	0.92	0.88

Comparative summarized cash flows:

	Three months ended,
	March 31,
	2013	2012
	$	$

Cash provided by (used in) operating activities	4,427,804	(2,691,642)
Cash used in investing activities	(326,252)	(322,047)
Cash provided by financing activities	-	-

Operating activities

Cash provided by operating activities for the three months ended March 31, 2013 was $4.4 million. Changes in net cash used in operating activities reflect the consolidated net loss of $0.3 million for the period, less:

• non-cash items in the amount of $1.3 million, which relates to stock-based compensation, depreciation and amortization, discount on convertible note and deferred income taxes; and
• changes in operating assets and liabilities of $3.4 million.

Investing activities

Cash used in investing activities for the three months ended March 31, 2013 was $0.3 million. These funds were used to purchase fixed assets.

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

Off Balance Sheet Arrangements

The Company did not have any off balance sheet arrangements as of March 31, 2013.

Outstanding Share Data

We had a total of 164,207,147 shares of common stock outstanding at May 1, 2013.  In addition, at such date we had outstanding, in the aggregate, 65,641,735 Class 3 Preference Shares, Class 4 Preference Shares, stock options, stock appreciation rights, warrants and retention warrants, each of which is exchangeable for one share of common stock upon exercise or conversion.

Item 3.                  Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 4.                  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

           In connection with the preparation of this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, our management, including our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2013.

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

PART II. OTHER INFORMATION

Item 2.                  Unregistered Sales of Equity Securities and Use of Proceeds.

On March 7, 2013, the Board authorized the grant to 40 Company employees in China and the United States of 650,000 stock options to purchase an aggregate of 650,000 shares of the Company’s common stock, at an exercise price of $0.39 per share, under the NeuLion, Inc. 2012 Omnibus Securities and Incentive Plan.  The options vest annually in equal increments of 25% on each anniversary of the effective date of grant, which was March 12, 2013; the first increment vests on March 12, 2014.  The Company offered and sold the options to the employees who reside in China in reliance on the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), afforded by Regulation S thereunder and to the employees who reside in the United Stated in reliance on the registration exemption set forth in Section 4(2) of the Securities Act for transactions not involving a public offering.

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
**
Furnished herewith.  As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for purposes of Section 11 and 12 of the Securities Act and Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

NEULION, INC.

Date: May 3, 2013	/s/ Nancy Li
Name: Nancy Li
Title: Chief Executive Officer

Date: May 3, 2013	/s/ Arthur J. McCarthy
Name: Arthur J. McCarthy
Title: Chief Financial Officer