Form 10-Q
period 2013-06-30
NEULION, INC.
filed 2013-08-09
CIK 1387713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

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

As of August 6, 2013, there were 167,321,051 shares of the registrant’s Common Stock, $0.01 par value, outstanding.

NEULION, INC.

PART I. FINANCIAL INFORMATION

Item 1.                 Condensed Consolidated Financial Statements

NEULION, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. dollars, unless otherwise noted)

	June 30,	December 31,
	2013	2012
	(unaudited)
	$	$

ASSETS
Current
Cash and cash equivalents	9,407,672	11,108,107
Accounts receivable, net of allowance for doubtful accounts of $136,432 and $85,882	2,801,662	4,193,949
Other receivables	350,404	348,891
Inventory	307,615	416,541
Prepaid expenses and deposits	1,001,605	1,185,051
Due from related parties	745,442	899,967
Total current assets	14,614,400	18,152,506
Property, plant and equipment, net	3,146,602	3,446,648
Intangible assets, net	2,717,089	4,015,301
Goodwill	11,327,626	11,327,626
Other assets	85,171	161,913
Total assets	31,890,888	37,103,994

LIABILITIES AND EQUITY
Current
Accounts payable	6,527,181	9,813,237
Accrued liabilities	5,104,123	4,766,668
Due to related parties	13,467	12,282
Deferred revenue	4,379,193	5,715,102
Convertible note, net of discount	—	320,560
Total current liabilities	16,023,964	20,627,849
Long-term deferred revenue	1,118,517	1,134,075
Other long-term liabilities	313,892	357,852
Deferred tax liability	1,009,422	911,978
Total liabilities	18,465,795	23,031,754

Redeemable preferred stock, net (par value: $0.01; authorized: 50,000,000; issued and outstanding: 28,089,083)
Class 3 Preference Shares (par value: $0.01; authorized, issued and outstanding:
17,176,818)	10,000,000	10,000,000
Class 4 Preference Shares (par value: $0.01; authorized, issued and outstanding:
10,912,265)	4,909,729	4,894,683
Total redeemable preferred stock	14,909,729	14,894,683

Stockholders' deficit
Common stock (par value: $0.01; authorized: 300,000,000; issued and outstanding:
167,317,051 and 164,207,147, respectively)	1,673,171	1,642,072
Additional paid-in capital	84,045,306	83,138,137
Promissory notes receivable	(209,250)	(209,250)
Accumulated deficit	(86,993,863)	(85,393,402)
Total stockholders’ deficit	(1,484,636)	(822,443)
Total liabilities and stockholders’ deficit	31,890,888	37,103,994

See accompanying notes

NEULION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS
(unaudited)
(Expressed in U.S. dollars, unless otherwise noted)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	$	$	$	$

Revenue
Services revenue	10,756,801	8,202,133	22,431,158	18,033,487
Equipment revenue	279,429	514,793	505,021	1,051,955
	11,036,230	8,716,926	22,936,179	19,085,442

Costs and expenses
Cost of services revenue, exclusive of depreciation and
amortization shown separately below	3,038,290	2,676,978	6,288,583	6,724,521
Cost of equipment revenue	181,725	390,227	347,219	856,919
Selling, general and administrative, including
stock-based compensation	6,009,154	6,082,672	11,938,192	12,509,531
Research and development	1,873,380	1,765,761	3,572,747	3,360,311
Depreciation and amortization	972,047	1,182,217	1,997,189	2,420,818
	12,074,596	12,097,855	24,143,930	25,872,100
Operating loss	(1,038,366)	(3,380,929)	(1,207,751)	(6,786,658)

Other income (expense)
Loss on foreign exchange	(33,395)	(16,558)	(47,206)	(30,439)
Interest	(2,141)	1,830	(6,445)	4,077
Discount on convertible note	(155,847)	—	(233,769)	—
	(191,383)	(14,728)	(287,420)	(26,362)
Net and comprehensive loss before income taxes	(1,229,749)	(3,395,657)	(1,495,171)	(6,813,020)
Income taxes	(87,845)	(90,000)	(105,290)	(217,000)
Net and comprehensive loss	(1,317,594)	(3,485,657)	(1,600,461)	(7,030,020)

Net loss per weighted average number of shares
outstanding - basic and diluted	$(0.01)	$(0.02)	$(0.01)	$(0.05)

Weighted average number of shares
outstanding - basic and diluted	165,005,548	140,866,631	164,608,553	140,520,157

See accompanying notes

NEULION, INC.

CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(unaudited)
(Expressed in U.S. dollars, unless otherwise noted)

	Common stock		Additional paid-in capital	Promissory Notes	Accumulated deficit	Total deficit
	#	$	$	$	$	$

Balance, December 31, 2012	164,207,147	1,642,072	83,138,137	(209,250)	(85,393,402)	(822,443)

Accretion of issuance costs
on Class 4 Preference Shares	—	—	(15,046)	—	—	(15,046)
Conversion of convertible note	2,841,600	28,416	539,906	—	—	568,322
Exercise of broker warrants	4,000	40	800	—	—	840
Exercise of subscriber warrants	112,835	1,128	(1,128)	—	—	—
Stock-based compensation:
Issuance of common stock
under Directors’
Compensation Plan	151,469	1,515	72,235	—	—	73,750
Stock options, warrants
and other compensation	—	—	310,402	—	—	310,402
Net loss	—	—	—	—	(1,600,461)	(1,600,461)
Balance, June 30, 2013	167,317,051	1,673,171	84,045,306	(209,250)	(86,993,863)	(1,484,636)

See accompanying notes

NEULION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Expressed in U.S. dollars, unless otherwise noted)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	$	$	$	$
OPERATING ACTIVITIES

Net loss	(1,317,594)	(3,485,657)	(1,600,461)	(7,030,020)
Adjustments to reconcile net loss to net cash used in
operating activities
Depreciation and amortization	972,047	1,182,217	1,997,189	2,420,818
Discount on convertible note	155,847	—	233,769	—
Stock-based compensation	233,210	681,445	354,836	914,869
Income taxes	80,000	90,000	97,444	217,000

Changes in operating assets and liabilities
Accounts receivable	1,640,985	691,310	1,392,287	1,323,782
Inventory	242,725	137,704	108,926	43,212
Prepaid expenses, deposits and other assets	(61,372)	(24,653)	260,188	151,382
Other receivables	(3,841)	(40,002)	(1,513)	(5,693)
Due from related parties	28,230	(456,913)	154,525	(660,422)
Accounts payable	(6,528,600)	(1,641,215)	(3,286,056)	(1,716,274)
Accrued liabilities	283,902	(1,157,255)	380,764	(647,927)
Deferred revenue	(1,434,406)	(121,742)	(1,351,467)	(1,830,053)
Long-term liabilities	(21,919)	(22,372)	(43,960)	(42,406)
Due to related parties	638	(6,035)	1,185	(3,077)
Cash used in operating activities	(5,730,148)	(4,173,168)	(1,302,344)	(6,864,809)

INVESTING ACTIVITIES
Purchase of property, plant and equipment	(72,679)	(86,187)	(398,931)	(408,235)
Cash used in investing activities	(72,679)	(86,187)	(398,931)	(408,235)

FINANCING ACTIVITIES
Exercise of broker warrants	840	—	840	—
Cash provided by financing activities	840	—	840	—

Net decrease in cash and cash equivalents
during the period	(5,801,987)	(4,259,355)	(1,700,435)	(7,273,044)
Cash and cash equivalents, beginning of period	15,209,659	9,333,193	11,108,107	12,346,882
Cash and cash equivalents, end of period	9,407,672	5,073,838	9,407,672	5,073,838

See accompanying notes

NEULION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
Information as at June 30, 2013 and for the three and six months ended
June 30, 2013 and 2012 (unaudited)

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

In the opinion of management, these interim unaudited condensed consolidated financial statements contain all of the adjustments of a normal and recurring nature necessary to present fairly the Company’s financial position as at June 30, 2013 and December 31, 2012 and the results of operations and cash flows for the three and six months ended June 30, 2013 and 2012.  The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the entire year.

Recently issued accounting standard

In July 2012, the FASB issued Accounting Standards Update ASU 2012-02, the amendments to ASC 350, “Intangibles—Goodwill and Other: Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”). The amendments apply to all entities, both public and nonpublic, that have indefinite-lived intangible assets, other than goodwill, reported in their financial statements. In accordance with the amendments, an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with ASC 350-30. An entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, and early adoption is permitted. The adoption of the provisions of ASU 2012-02 did not have a material impact on the Company's consolidated financial position or results of operations.

NEULION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
Information as at June 30, 2013 and for the three and six months ended
June 30, 2013 and 2012 (unaudited)

Advertising

Advertising costs are expensed as incurred and totaled $97,222 and $166,633 for the three and six months ended June 30, 2013, respectively (three and six months ended June 30, 2012 - $90,654 and $214,174, respectively), and are included in selling, general and administrative expenses on the condensed consolidated statements of operations and comprehensive loss.

3. Inventory

Inventory consists of the following:

	June 30,	December 31,
	2013	2012
	$	$

Raw materials	95,935	113,322
Finished goods	211,680	303,219
	307,615	416,541

4. Economic Dependence and Concentration of Credit Risk

For the three and six months ended June 30, 2013, one customer accounted for 22% and 23% of revenue, respectively.  For the three and six months ended June 30, 2012, one customer accounted for 14% of revenue.

As at June 30, 2013, one customer accounted for 25% of accounts receivable.  As at December 31, 2012, two customers accounted for 37% of accounts receivable:  24% and 13%, respectively.

As of June 30, 2013, no one single customer accounted for more than 10% of accounts payable.  As at December 31, 2012, two customers accounted for 53% of accounts payable:  36% and 17%, respectively.

5. Related Party Transactions

The Company has entered into certain transactions and agreements in the normal course of operations with related parties.  Significant related party transactions are as follows:

NEULION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
Information as at June 30, 2013 and for the three and six months ended
June 30, 2013 and 2012 (unaudited)

KyLin TV, Inc. (“KyLin TV”)

KyLin TV is an IPTV company that is controlled by the Chairman of the Board of Directors of the Company.  On June 1, 2008, the Company entered into an agreement with KyLin TV to build and deliver the setup and back office operations for KyLin TV’s IPTV service.  Effective April 1, 2012, the Company amended its agreement with KyLin TV, such that, in addition to the services previously provided, KyLin TV was appointed the exclusive distributor of the Company’s business to consumer (“B2C”) IPTV interests.  As exclusive distributor, KyLin TV obtains, advertises and markets all of the Company’s B2C content, in accordance with the terms of the amendment.  Accordingly, KyLin TV records the gross revenues from the Company’s B2C content as well as the associated license fees, whereas the Company records revenues in accordance with the revised fee schedule in the amendment.  The Company also provides and charges KyLin TV for administrative and general corporate support.  For each of the periods presented, the amounts charged for these services provided by the Company for the three and six months ended June 30, 2013 were $88,535 and $173,623, respectively (three and six months ended June 30, 2012 - $80,976 and $154,897, respectively), and are recorded as a recovery in selling, general and administrative expense on the condensed consolidated statements of operations and comprehensive loss.

New York Islanders Hockey Club, L.P. (“New York Islanders”)

The Company provides IT-related professional services and administrative services to the New York Islanders, a professional hockey club that is owned by the Chairman of the Board of Directors of the Company.

Renaissance Property Associates, LLC (“Renaissance”)

The Company provides IT-related professional services to Renaissance, a real estate management company owned by the Chairman of the Board of Directors of the Company.  In June 2009, the Company signed a sublease agreement with Renaissance for office space in Plainview, New York.  Rent expense paid by the Company to Renaissance of $107,586 and $215,172, inclusive of taxes and utilities, is included in selling, general and administrative expense on the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2013, respectively (three and six months ended June 30, 2012 - $105,124 and $210,248).

Smile Train, Inc. (“Smile Train”)

The Company provides IT-related professional services to Smile Train, a public charity whose founder and significant benefactor is the Chairman of the Board of Directors of the Company.

The Company recognized revenue from related parties as follows:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	$	$	$	$

New York Islanders	79,758	67,730	155,224	146,560
Renaissance	30,000	30,000	60,000	60,000
Smile Train	24,000	27,000	48,000	54,000
KyLinTV	588,380	825,924	1,085,417	1,313,841
	722,138	950,654	1,348,641	1,574,401

NEULION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
Information as at June 30, 2013 and for the three and six months ended
June 30, 2013 and 2012 (unaudited)

As at June 30, 2013 and December 31, 2012, the amounts due from (to) related parties are as follows:

	June 30,	December 31,
	2013	2012
	$	$

New York Islanders	(13,467)	(12,282)
Renaissance	908	2,992
KyLin TV	744,534	896,975
	731,975	887,685

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

NEULION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
Information as at June 30, 2013 and for the three and six months ended
June 30, 2013 and 2012 (unaudited)

The following table summarizes the potential shares of common stock that were outstanding as at June 30, 2013 and December 31, 2012 but not included in the computation of diluted loss per share as their effect would have been anti-dilutive.
	June 30,	December 31,
	2013	2012
	#	#

Class 3 Preference Shares	17,176,818	17,176,818
Class 4 Preference Shares	10,912,265	10,912,265
Stock options – 2012 Omnibus Securities and Incentive Plan	885,000	415,000
Stock options – Second Amended and Restated Stock Option Plan	16,271,563	16,502,500
Stock appreciation rights	675,000	675,000
Warrants	20,461,569	19,383,269
Retention warrants	20,500	236,550

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

9. Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, “Income Taxes Recognition.”  The Company does not believe there are any uncertain tax provisions under ASC 740.  The Company’s federal and state tax returns remain open to IRS audit for the year 2011.  The IRS has completed its audit for the year ended November 30, 2010 with no significant findings.

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

NEULION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
Information as at June 30, 2013 and for the three and six months ended
June 30, 2013 and 2012 (unaudited)

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

NEULION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
Information as at June 30, 2013 and for the three and six months ended
June 30, 2013 and 2012 (unaudited)

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

NEULION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
Information as at June 30, 2013 and for the three and six months ended
June 30, 2013 and 2012 (unaudited)

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

At the Company’s Annual Meeting of Stockholders on June 5, 2013, the Company’s stockholders approved the conversion of the convertible note held by the Chairman.  Upon such approval, the loan principal of $545,628 plus accrued interest of $22,692 automatically converted into 2,841,600 shares of common stock and 1,420,800 Warrants.

Accounting for Convertible Note

If certain criteria are met, companies must bifurcate conversion options from their host instruments and account for them as free-standing derivative instruments.  The Company analyzed the conversion feature on the convertible note and determined that the embedded conversion feature did not require bifurcation; however, the effective conversion price was lower than the market price at the date of issuance; therefore, a beneficial conversion feature was recorded.  Additionally, the Company bifurcated the fair value of the warrants from the convertible note.  The discount on the note created by the beneficial conversion feature and the fair value of the warrants was amortized into interest expense over the term when the convertible note was converted.  The Company classified the convertible note as a current liability because it was convertible within a year.  On June 5, 2013, upon conversion, the Company reclassified the note from a current liability to equity.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis (“MD&A”) of the financial condition and results of operations of the Company should be read in conjunction with our condensed consolidated financial statements and accompanying notes for the three and six months ended June 30, 2013 and 2012, which have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). All dollar amounts are in U.S. dollars (“US$” or “$”) unless stated otherwise. As at August 6, 2013 the Bank of Canada noon rate for conversion of United States dollars to Canadian dollars (“CDN$”) was US$1 to CDN$1.0379.

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

Overall Performance – Three months ended June 30, 2013 vs three months ended June 30, 2012

Highlights

➢	Total revenue increased by $2.3 million, or 26%, from $8.7 million in the second quarter of 2012 to $11.0 million in the second quarter of 2013.

➢	Cost of revenue, as a percentage of revenue, exclusive of depreciation and amortization, improved by 6%, from 35% in the second quarter of 2012 to 29% in the second quarter of 2013.

➢	Non-GAAP Adjusted EBITDA (as defined below) improved by $1.7 million, from $(1.5) million in the second quarter of 2012 to $0.2 million in the second quarter of 2013.

Overview

Total revenue for the three months ended June 30, 2013 was $11.0 million, an increase of $2.3 million, or 26%, from $8.7 million for the three months ended June 30, 2012. The improvement was primarily attributable to an increase in revenue in our Pro Sports category of customers.

Our consolidated net loss for the three months ended June 30, 2013 was $1.3 million, or a loss of $0.01 per basic and diluted share of common stock, compared with a net loss of $3.5 million, or a loss of $0.02 per basic and diluted share of common stock, for the three months ended June 30, 2012. The improvement in consolidated net loss of $2.2 million was due to the following:

•	an increase in total revenue of $2.3 million;
•	a decrease in stock-based compensation of $0.5 million (non-cash item); and
•	a decrease in depreciation and amortization of $0.2 million (non-cash item).

offset by the following:

•	an increase in cost of revenue of $0.1 million;
•	an increase in selling, general and administrative expenses, excluding stock-based compensation of $0.4 million;
•	an increase in research and development expenses of $0.1 million; and
•	a discount on convertible note of $0.2 million for the three months ended June 30, 2013 (non-cash item).

Our non-GAAP Adjusted EBITDA (as defined below) was $0.2 million for the three months ended June 30, 2013, compared with $(1.5) million for the three months ended June 30, 2012. The improvement in non-GAAP Adjusted EBITDA was due to the impact of the items noted in the net loss discussion above.

We report non-GAAP Adjusted EBITDA because it is a key measure used by management to evaluate our results and make strategic decisions about the Company, including potential acquisitions. Non-GAAP Adjusted EBITDA represents net loss before interest, income taxes, depreciation and amortization, stock-based compensation, discounts on convertible notes, unrealized gain/loss on derivatives, interest, non-controlling interests and foreign exchange gain/loss. This measure does not have any standardized meaning prescribed by U.S. GAAP and therefore is unlikely to be comparable to the calculation of similar measures used by other companies, and should not be viewed as an alternative to measures of financial performance or changes in cash flows calculated in accordance with U.S. GAAP.

The reconciliation from net loss to non-GAAP Adjusted EBITDA is as follows:

	Three months ended
	June 30,
	2013	2012
	$	$

Consolidated net loss on a GAAP basis	(1,317,594)	(3,485,657)

Depreciation and amortization	972,047	1,182,217
Stock-based compensation	233,210	681,445
Discount on convertible note	155,847	0
Income taxes	87,845	90,000
Interest and foreign exchange	35,536	14,728

Non-GAAP Adjusted EBITDA	166,891	(1,517,267)

Overall Performance – Six months ended June 30, 2013 vs six months ended June 30, 2012

Highlights

➢	Total revenue increased by $3.8 million, or 20%, from $19.1 million for the six months ended June 30, 2012 to $22.9 million for the six months ended June 30, 2013.

➢	Cost of revenue, as a percentage of revenue, exclusive of depreciation and amortization, improved by 11%, from 40% for the six months ended June 30, 2012 to 29% for the six months ended June 30, 2013.

➢	Non-GAAP Adjusted EBITDA (as defined below) improved by $4.6 million, from $(3.5) million for the six months ended June 30, 2012 to $1.1 million for the six months ended June 30, 2013.

Overview

Total revenue for the six months ended June 30, 2013 was $22.9 million, an increase of $3.8 million, or 20%, from $19.1 million for the six months ended June 30, 2012. The improvement was primarily attributable to an increase in revenue in our Pro Sports category of customers.

Our consolidated net loss for the six months ended June 30, 2013 was $1.6 million, or a loss of $0.01 per basic and diluted share of common stock, compared with a net loss of $7.0 million, or a loss of $0.05 per basic and diluted share of common stock, for the six months ended June 30, 2012. The improvement in consolidated net loss of $5.4 million was due to the following:

•	an increase in total revenue of $3.8 million;
•	a decrease in cost of revenue of $1.0 million;
•	a decrease in stock-based compensation of $0.5 million (non-cash item);
•	a decrease in depreciation and amortization of $0.4 million (non-cash item); and
•	a decrease in income taxes of $0.1 million (non-cash item).

offset by the following:

•	an increase in research and development expenses of $0.2 million; and
•	a discount on convertible note of $0.2 million for the six months ended June 30, 2013 (non-cash item).

Our non-GAAP Adjusted EBITDA (as defined below) was $1.1 million for the six months ended June 30, 2013, compared with $(3.5) million for the six months ended June 30, 2012. The improvement in non-GAAP Adjusted EBITDA was due to the impact of the items noted in the net loss discussion above.

We report non-GAAP Adjusted EBITDA because it is a key measure used by management to evaluate our results and make strategic decisions about the Company, including potential acquisitions. Non-GAAP Adjusted EBITDA represents net loss before interest, income taxes, depreciation and amortization, stock-based compensation, discounts on convertible notes, unrealized gain/loss on derivatives, interest, non-controlling interests and foreign exchange gain/loss. This measure does not have any standardized meaning prescribed by U.S. GAAP and therefore is unlikely to be comparable to the calculation of similar measures used by other companies, and should not be viewed as an alternative to measures of financial performance or changes in cash flows calculated in accordance with U.S. GAAP.

The reconciliation from net loss to non-GAAP Adjusted EBITDA is as follows:

	Six months ended
	June 30,
	2013	2012
	$	$

Consolidated net loss on a GAAP basis	(1,600,461)	(7,030,020)

Depreciation and amortization	1,997,189	2,420,818
Stock-based compensation	354,836	914,869
Discount on convertible note	233,769	0
Income taxes	105,290	217,000
Interest and foreign exchange	53,651	26,362

Non-GAAP Adjusted EBITDA	1,144,274	(3,450,971)

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

• Variable fees - recurring and earned through subscriptions, usage, advertising, support, eCommerce and other.

▪
Subscription revenue consists of recurring revenue based on the number of subscribers. Revenue is typically generated on a monthly, quarterly or annual basis and can be either a fixed fee per user or a variable fee based on a percentage of the subscription price.

▪	Usage fees are charged to customers for bandwidth and storage.
▪	Advertising revenues are earned through the insertion of advertising impressions on websites and in streaming video at a cost per thousand impressions.
▪	Support revenue consists of fees charged to our customers for providing customer support to their end users.
▪	eCommerce revenues are earned through providing customers with ticketing and retail merchandising web solutions.
▪	Other revenue consists of fees charged to customers that does not fall into any one of the categories described above.

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended June 30, 2013 to Three Months Ended June 30, 2012

Our condensed consolidated financial statements for the three months ended June 30, 2013 and 2012 have been prepared in accordance with U.S. GAAP. A comparison of our results of operations for those periods is as follows:

	2013	2012	Change
	$	$	%
Revenue
Services revenue	10,756,801	8,202,133	31%
Equipment revenue	279,429	514,793	-46%
	11,036,230	8,716,926	27%

Costs and expenses
Cost of services revenue, exclusive of depreciation
and amortization shown separately below	3,038,290	2,676,978	13%
Cost of equipment revenue	181,725	390,227	-53%
Selling, general and administrative, including
stock-based compensation	6,009,154	6,082,672	-1%
Research and development	1,873,380	1,765,761	6%
Depreciation and amortization	972,047	1,182,217	-18%
	12,074,596	12,097,855	0%
Operating loss	(1,038,366)	(3,380,929)	-69%

Other income (expense)
Foreign exchange	(33,395)	(16,558)	102%
Interest	(2,141)	1,830	-
Discount on convertible note	(155,847)	-	-
	(191,383)	(14,728)	1199%
Net and comprehensive loss before income taxes	(1,229,749)	(3,395,657)	-64%
Income taxes	(87,845)	(90,000)	-2%
Net and comprehensive loss	(1,317,594)	(3,485,657)	-62%

Revenue

Services revenue

Services revenue increased from $8.2 million for the three months ended June 30, 2012 to $10.8 million for the three months ended June 30, 2013. Services revenue includes revenue from TV Everywhere, pro sports, college sports and other customers and is comprised of set-up fees, annual/monthly fees and variable fees. Variances in each sector are detailed below:

	Period end,		Year-end,
	Q2 2013	Q2 2012	2012	2011	2010

Services Revenue
Pro Sports	$4.8	$2.6	$13.5	$12.6	$7.0
College Sports	$2.8	$2.4	$10.9	$10.6	$10.8
TV Everywhere	$2.8	$2.6	$10.6	$9.1	$8.5
Other (B2C)	$0.1	$0.3	$1.2	$3.1	$3.9
Other (Consulting)	$0.3	$0.3	$1.0	$1.2	$1.3
Total Services Revenue	$10.8	$8.2	$37.2	$36.6	$31.5

Pro Sports

Revenue from Pro Sports customers increased from $2.6 million for the three months ended June 30, 2012 to $4.8 million for the three months ended June 30, 2013. The $2.2 million improvement was the result of an increase in revenues from variable usage fees of $1.1 million, variable subscription fees of $0.4 million, variable other fees of $0.4 million, variable monthly/annual fees of $0.2 million and setup fees of $0.1 million.

College Sports

Revenue from College Sports customers increased from $2.4 million for the three months ended June 30, 2012 to $2.8 million for the three months ended June 30, 2013. The $0.4 million increase was primarily a result of an increase in variable subscription fees of $0.2 million and monthly/annual fees of $0.2 million.

TV Everywhere

Revenue from TV Everywhere customers increased from $2.6 million for the three months ended June 30, 2012 to $2.8 million for the three months ended June 30, 2013. The $0.2 million increase was primarily a result of an increase in revenues from monthly/annual fees.

Other – B2C

Revenue from B2C customers decreased from $0.3 million for the three months ended June 30, 2012 to $0.1 million for the three months ended June 30, 2013. The decrease in revenue was primarily attributable to a change in the agreement with KyLin TV to be the exclusive distributor of the Company’s B2C IPTV interests effective April 1, 2012.

Other – Consulting

Revenue from consulting customers was $0.3 million for the three months ended June 30, 2012 and 2013.

Equipment revenue

Equipment revenue decreased from $0.5 million for the three months ended June 30, 2012 to $0.3 million for the three months ended June 30, 2013. The $0.2 million decrease was due to a decrease in STB purchases by existing customers.  Over 85% of our equipment revenue is generated from our TV Everywhere customers.

Costs and Expenses

Cost of services revenue

Cost of services revenue increased from $2.7 million for the three months ended June 30, 2012 to $3.0 million for the three months ended June 30, 2013. Cost of services revenue as a percentage of services revenue decreased from 33% for the three months ended June 30, 2012 to 28% for the three months ended June 30, 2013. The 5% improvement (as a percentage of services revenue) primarily resulted from having negotiated lower rates on bandwidth costs.

Cost of equipment revenue

Cost of equipment revenue decreased from $0.4 million for the three months ended June 30, 2012 to $0.2 million for the three months ended June 30, 2013. Cost of equipment revenue as a percentage of equipment revenue decreased from 76% for the three months ended June 30, 2012 to 65% for the three months ended June 30, 2013.

SG&A expenses, including stock-based compensation

SG&A expenses, including stock-based compensation, decreased from $6.1 million for the three months ended June 30, 2012 to $6.0 million for the three months ended June 30, 2013. The individual variances are as follows:

• Wages and benefits increased from $4.0 million for the three months ended June 30, 2012 to $4.2 million for the three months ended June 30, 2013.  The $0.2 million change was a result of an increase in part-time employees.

• Stock-based compensation expense decreased from $0.7 million for the three months ended June 30, 2012 to $0.2 million for the three months ended June 30, 2013.  Approximately two million fully vested warrants were issued to a consulting firm during the three months ended June 30, 2012 with a value of $0.4 million.  No such compensation was issued during the three months ended June 30, 2013.

• Professional fees were $0.4 million for the three months ended June 30, 2012 and 2013.

• Other SG&A expenses increased from $1.0 million for the three months ended June 30, 2012 to $1.2 million for the three months ended June 30, 2013.  The increase of $0.2 million was a result of an increase in allowance for bad debts and inventory.

Research and development

Research and development costs increased from $1.8 million for the three months ended June 30, 2012 to $1.9 million for the three months ended June 30, 2013.

Depreciation and amortization

Depreciation and amortization decreased from $1.2 million for the three months ended June 30, 2012 to $1.0 million for the three months ended June 30, 2013.  The $0.2 million decrease was the result of certain fixed assets becoming fully depreciated subsequent to June 30, 2012.

RESULTS OF OPERATIONS

Comparison of Six Months Ended June 30, 2013 to Six Months Ended June 30, 2012

Our condensed consolidated financial statements for the six months ended June 30, 2013 and 2012 have been prepared in accordance with U.S. GAAP. A comparison of our results of operations for those periods is as follows:

	2013	2012	Change
	$	$	%
Revenue
Services revenue	22,431,158	18,033,487	24%
Equipment revenue	505,021	1,051,955	-52%
	22,936,179	19,085,442	20%

Costs and expenses
Cost of services revenue, exclusive of depreciation
and amortization shown separately below	6,288,583	6,724,521	-6%
Cost of equipment revenue	347,219	856,919	-59%
Selling, general and administrative, including
stock-based compensation	11,938,192	12,509,531	-5%
Research and development	3,572,747	3,360,311	6%
Depreciation and amortization	1,997,189	2,420,818	-17%
	24,143,930	25,872,100	-7%
Operating loss	(1,207,751)	(6,786,658)	-82%

Other income (expense)
Foreign exchange	(47,206)	(30,439)	55%
Interest	(6,445)	4,077	-
Discount on convertible note	(233,769)	-	-
	(287,420)	(26,362)	990%
Net and comprehensive loss before income taxes	(1,495,171)	(6,813,020)	-78%
Income taxes	(105,290)	(217,000)	-51%
Net and comprehensive loss	(1,600,461)	(7,030,020)	-77%

Revenue

Services revenue

Services revenue increased from $18.0 million for the six months ended June 30, 2012 to $22.4 million for the six months ended June 30, 2013. Services revenue includes revenue from TV Everywhere, pro sports, college sports and other customers and is comprised of set-up fees, annual/monthly fees and variable fees. Variances in each sector are detailed below:

	Period end,		Year-end,
	Q2 2013	Q2 2012	2012	2011	2010

Services Revenue
Pro Sports	$10.4	$6.3	$13.5	$12.6	$7.0
College Sports	$5.8	$5.2	$10.9	$10.6	$10.8
TV Everywhere	$5.5	$5.1	$10.6	$9.1	$8.5
Other (B2C)	$0.2	$0.9	$1.2	$3.1	$3.9
Other (Consulting)	$0.5	$0.5	$1.0	$1.2	$1.3
Total Services Revenue	$22.4	$18.0	$37.2	$36.6	$31.5

Pro Sports

Revenue from Pro Sports customers increased from $6.3 million for the six months ended June 30, 2012 to $10.4 million for the six months ended June 30, 2013. The $4.1 million improvement was the result of an increase in revenues from variable usage fees of $2.4 million, variable subscription fees of $0.6 million, variable other fees of $0.4 million, variable monthly/annual fees of $0.5 million, setup fees of $0.1 million and variable support fees of $0.1 million.

College Sports

Revenue from College Sports customers increased from $5.2 million for the six months ended June 30, 2012 to $5.8 million for the six months ended June 30, 2013. The $0.6 million improvement was primarily a result of an increase in variable subscription fees of $0.3 million, variable monthly/annual fees of $0.2 million and eCommerce fees of $0.1 million.

TV Everywhere

Revenue from TV Everywhere customers increased from $5.1 million for the six months ended June 30, 2012 to $5.5 million for the six months ended June 30, 2013. The $0.4 million improvement was primarily a result of an increase in revenues from monthly/annual fees.

Other – B2C

Revenue from B2C customers decreased from $0.9 million for the six months ended June 30, 2012 to $0.2 million for the six months ended June 30, 2013. The $0.7 million decrease in revenue was primarily attributable to a change in the agreement with KyLin TV to be the exclusive distributor of the Company’s B2C IPTV interests effective April 1, 2012.

Other – Consulting

Revenue from consulting customers was $0.5 million for the six months ended June 30, 2012 and 2013.

Equipment revenue

Equipment revenue decreased from $1.1 million for the six months ended June 30, 2012 to $0.5 million for the six months ended June 30, 2013. The $0.6 million change was due to a decrease in STB purchases by existing customers.  Over 85% of our equipment revenue is generated from our TV Everywhere customers.

Costs and Expenses

Cost of services revenue

Cost of services revenue decreased from $6.7 million for the six months ended June 30, 2012 to $6.3 million for the six months ended June 30, 2013. Cost of services revenue as a percentage of services revenue decreased from 37% for the six months ended June 30, 2012 to 28% for the six months ended June 30, 2013. The 9% improvement (as a percentage of services revenue) primarily resulted from the amendment we signed with KyLin TV discussed previously, and our having negotiated lower rates on bandwidth costs.

Cost of equipment revenue

Cost of equipment revenue decreased from $0.9 million for the six months ended June 30, 2012 to $0.4 million for the six months ended June 30, 2013. Cost of equipment revenue as a percentage of equipment revenue decreased from 81% for the six months ended June 30, 2012 to 69% for the six months ended June 30, 2013.

Selling, general and administrative expenses, including stock-based compensation

Selling, general and administrative expenses, including stock-based compensation, decreased from $12.5 million for the six months ended June 30, 2012 to $11.9 million for the six months ended June 30, 2013. The individual variances are as follows:

• Wages and benefits increased from $8.4 million for the six months ended June 30, 2012 to $8.6 million for the six months ended June 30, 2013.  The $0.2 million change was a result of an increase in part-time employees.

• Stock-based compensation expense decreased from $0.9 million for the six months ended June 30, 2012 to $0.4 million for the six months ended June 30, 2013.  Approximately 2.0 million fully vested warrants were issued to a consulting firm during the six months ended June 30, 2012 with a value of $0.4 million.  No such compensation was issued during the six months ended June 30, 2013.

• Professional fees decreased from $0.9 million for the six months ended June 30, 2012 to $0.6 million for the six months ended June 30, 2013.  The $0.3 million decrease was primarily the result of a change in accountants subsequent to March 31, 2012 and the settlement of a lawsuit that concluded during the six months ended June 30, 2012.

• Other SG&A expenses were $2.3 million for the six months ended June 30, 2012 and 2013.

Research and development

Research and development costs increased from $3.4 million for the six months ended June 30, 2012 to $3.6 million for the six months ended June 30, 2013.  The $0.2 million change was the result of an increase in R&D personnel.

Depreciation and amortization

Depreciation and amortization decreased from $2.4 million for the six months ended June 30, 2012 to $2.0 million for the six months ended June 30, 2013.  The $0.4 million decrease was the result of certain fixed assets becoming fully depreciated subsequent to December 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES

Our cash position was $9.4 million at June 30, 2013. During the six months ended June 30, 2013, we used $1.3 million from operations, which included cash outflows from changes in operating assets and liabilities of $2.4 million. Additionally, we spent $0.1 million to purchase fixed assets.

As of June 30, 2013, our principal sources of liquidity included cash and cash equivalents of $9.4 million and trade accounts receivable of $2.8 million. We closed a $4.7 million private placement on September 25, 2012; we are using the net proceeds from this private placement for general working capital purposes. We continue to closely monitor our cash balances to ensure that we have sufficient cash on hand to meet our operating needs. Management believes that we have sufficient liquidity to meet our working capital and capital expenditure requirements for at least the next twelve months.

At June 30, 2013, approximately 87% of our cash and cash equivalents were held in accounts with U.S. banks that received a BBB+ rating from Standard and Poor’s and an A3 rating from Moody’s. The Company believes that these U.S. financial institutions are secure notwithstanding the current global economy and that we will be able to access the remaining balance of bank deposits. Our investment policy is to invest in low-risk short-term investments which are primarily term deposits. We have not had a history of any defaults on these term deposits, nor do we expect any in the future given the short term maturity of these investments.

We are still building out our current business.  In 2006, our core business and business model evolved from providing professional information technology services and international programming to providing customized, end-to-end, interactive video services for a wide range of professional and collegiate sports properties, cable networks and operators, content owners and distributors, and telecommunication companies.  From our inception, we have incurred substantial net losses and have an accumulated deficit of $87.0 million; however, our non-GAAP Adjusted EBITDA (as previously defined) has continuously improved period-over-period and management expects this trend to continue. We continue to review our operating structure in an attempt to maximize revenue opportunities, further reduce costs and achieve profitability. Based on our current business plan and internal forecasts, we believe that our cash on hand will be sufficient to meet our working capital and operating cash requirements for the next twelve months. However, we will require expenditures of significant funds for research and development, maintaining adequate video streaming and database software, and the construction and maintenance of our delivery infrastructure and office facilities. Cash from operations could be affected by various risks and uncertainties, including, but not limited to, the risks detailed in our Annual Report on Form 10-K. If our actual cash needs are greater than forecasted and if cash on hand is insufficient to meet our working capital and cash requirements for the next twelve months, we will require outside capital in addition to cash flow from operations in order to fund our business. Our short operating history and our current lack of profitability could each or all be factors that might negatively impact our ability to obtain outside capital on reasonable terms, or at all. If we were ever unable to obtain needed capital, we would reevaluate and reprioritize our planned capital expenditures and operating activities. We cannot assure you that we will ultimately be able to generate sufficient revenue or reduce our costs in the anticipated time frame to become profitable and have sustainable net positive cash flows.

Working Capital Requirements

Our net working capital at June 30, 2013 was $(1.4) million, an improvement of $1.1 million from the December 31, 2012 net working capital of $(2.5) million. Our working capital ratios at June 30, 2013 and December 31, 2012 were 0.91 and 0.88, respectively.  Included in current liabilities at June 30, 2013 and December 31, 2012 are approximately $4.4 million and $6.0 million, respectively, of liabilities (deferred revenue and convertible note) that we do not anticipate settling in cash.

The change in working capital was primarily due to a decrease in current assets of $3.5 million and a decrease in current liabilities of $4.6 million.

Current assets at June 30, 2013 were $14.6 million, a decrease of $3.5 million from the December 31, 2012 balance of $18.1 million.  The change was primarily due to a decrease in cash and cash equivalents of $1.7 million and accounts receivable of $1.4 million.

Current liabilities at June 30, 2013 were $16.0 million, a decrease of $4.6 million from the December 31, 2012 balance of $20.6 million. The change was primarily due to decreases in accounts payable of $3.3 million and deferred revenue of $1.3 million.

Summary balance sheet data:

	As at
	June 30,	December 31,
	2013	2012
	$	$
Current Assets
Cash and cash equivalents	9,407,672	11,108,107
Accounts receivable, net	2,801,662	4,193,949
Other receivables	350,404	348,891
Inventory	307,615	416,541
Prepaid expenses and deposits	1,001,605	1,185,051
Due from related parties	745,442	899,967
Total current assets	14,614,400	18,152,506

Current Liabilities
Accounts payable	6,527,161	9,813,237
Accrued liabilities	5,104,123	4,766,668
Due to related parties	13,467	12,282
Deferred revenue	4,379,193	5,715,102
Convertible note, net of discount	-	320,560
Total current liabilities	16,023,944	20,627,849

Working capital ratio	0.91	0.88

Cash Flows

Comparative summarized cash flows:

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
	$	$	$	$

Cash used in operating activities	(5,730,148)	(4,173,168)	(1,302,344)	(6,864,809)
Cash used in investing activities	(72,679)	(86,187)	(398,931)	(408,235)
Cash provided by financing activities	840	-	840	-

Operating activities

Cash used in operating activities for the six months ended June 30, 2013 was $1.3 million. Changes in net cash used in operating activities reflect the consolidated net loss of $1.6 million for the period:

• plus non-cash items in the amount of $2.7 million, which relates to stock-based compensation, depreciation and amortization, discount on convertible note and income taxes; and
• less changes in operating assets and liabilities of $2.4 million.

Investing activities

Cash used in investing activities for the six months ended June 30, 2013 was $0.4 million. These funds were used to purchase fixed assets.

Financing activities

A nominal amount of cash was provided by financing activities due to the exercise of 4,000 broker warrants at an exercise price of $0.21 per broker warrant.

Recently Issued Accounting Standards

In July 2012, the FASB issued Accounting Standards Update ASU 2012-02, the amendments to ASC 350, “Intangibles—Goodwill and Other: Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”). The amendments apply to all entities, both public and nonpublic, that have indefinite-lived intangible assets, other than goodwill, reported in their financial statements. In accordance with the amendments, an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with ASC 350-30. An entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, and early adoption is permitted. The adoption of the provisions of ASU 2012-02 did not have a material impact on our consolidated financial position or results of operations.

Off Balance Sheet Arrangements

The Company did not have any off balance sheet arrangements as of June 30, 2013.

Outstanding Share Data

We had a total of 167,321,051 shares of common stock outstanding at August 6, 2013.  In addition, at such date we had outstanding, in the aggregate, 66,402,715 Class 3 Preference Shares, Class 4 Preference Shares, stock options, stock appreciation rights, warrants and retention warrants, each of which is exchangeable for one share of common stock upon exercise or conversion.

Item 3.             Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 4.             Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, our management, including our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2013.

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

PART II. OTHER INFORMATION

Item 2.              Unregistered Sales of Equity Securities and Use of Proceeds.

1.       On June 24, 2013, the Board authorized the grant to two Company employees of 220,000 stock options to purchase an aggregate of 220,000 shares of the Company’s common stock, at an exercise price of $0.49 per share, under the NeuLion, Inc. 2012 Omnibus Securities and Incentive Plan.  The options vest annually in equal increments of 25% on each anniversary of the effective date of grant, which was June 24, 2013; the first increment vests on June 24, 2014.  The Company offered and sold the options to these employees, both of whom reside in the United States, in reliance on the registration exemption set forth in Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), for transactions not involving a public offering.

2.       On June 27, 2013, we issued shares of common stock without registration under the Securities Act to non-management directors in payment pursuant to our Directors’ Compensation Plan of their semi-annual directors’ fees for the six-month period ended June 30, 2013 in the following aggregate amounts:

John R. Anderson	22,079
Gabriel A. Battista	16,429
Shirley Strum Kenny	36,969
David Kronfeld	36,969
Charles B. Wang	39,023
Total	151,469

The aggregate value of the 151,469 shares of common stock issued to Dr. Kenny and Messrs. Anderson, Battista, Kronfeld and Wang was $73,750 on the date of issuance.  We issued these shares of common stock pursuant to the exemption from registration set forth in Section 4(2) of the Securities Act and Regulation D promulgated thereunder.  This issuance qualified for exemption from registration under the Securities Act because (i) each of the directors was an accredited investor at the time of the issuance, (ii) we did not engage in any general solicitation or advertising in connection with the issuance, and (iii) each of the directors received restricted securities.

3.       As more fully described in Note 11 to the Company’s financial statements set forth in Item 1 of Part I hereof, on September 25, 2012, the Company completed a private placement of Units.  Each Unit consists of one share of common stock and one-half of one Warrant, and each full Warrant entitles the holder thereof to purchase one share of common stock at $0.30 for 30 months following the closing date of the Offering.  Mr. Wang, the Chairman of our Board of Directors, purchased 2,334,500 Units in the Offering and loaned the Company CDN$533,100, which was evidenced by a convertible note in the amount of $545,628.  At the Company’s Annual Meeting of Stockholders on June 5, 2013, the Company’s stockholders approved the conversion of the convertible note held by Mr. Wang.  Upon such approval, the loan principal of $545,628 plus accrued interest of $22,692 automatically converted into 2,841,600 shares of common stock and 1,420,800 Warrants, as follows, all in accordance with the terms of the convertible note:

•	$568,320 (the sum of the principal and interest) was divided by the conversion price of $0.20 per share of common stock; and
•	the resulting quotient of 2,841,600 was the number of shares of common stock issued, and half that amount, or 1,420,800, was the number of Warrants issued.

The Company offered and sold the securities to Mr. Wang, who resides in the United States, in reliance on the registration exemption set forth in Section 4(2) of the Securities Act for transactions not involving a public offering.

4.       As more fully described in Note 11 to the Company’s financial statements set forth in Item 1 of Part I hereof, on September 25, 2012, the Company completed a private placement of Units.  The agent for a portion of the subscriptions, who resided outside the United States, received from the Company a cash commission and broker warrants, each of which is exercisable for one Broker Unit at any time prior to the 30 month anniversary of the closing date of the Offering.  Each Broker Unit consists of one share of common stock and one-half of one Warrant, and each full Warrant entitles the holder thereof to purchase one share of common stock at $0.30 for 30 months following the closing date of the Offering.  Between June 1, 2013 and June 30, 2013, an aggregate of 4,000 broker warrants were exercised, at an exercise price of $0.21 per broker warrant for gross proceeds of $840, to purchase 4,000 shares of common stock and 2,000 Warrants.  The Company offered and sold the common stock and Warrants in reliance on the exemption from registration afforded by Regulation S under the Securities Act.

5.       Between June 1, 2013 and June 30, 2013, certain subscribers to the Company’s September 25, 2012 private placement residing outside the United States exercised an aggregate of 338,500 Warrants and received 112,835 shares of common stock.  Per the terms of the Warrant certificates, the Warrant exercise took place on a cashless basis, which resulted in the holder receiving the number of shares of common stock determined by dividing the “intrinsic value” of the Warrants being exercised by the “fair market value.”  The “intrinsic value” per share was determined by subtracting the exercise price of $0.30 per share from the fair market value (conversion from Canadian dollars to US dollars took place).  The “fair market value” means the average of the closing prices of the common stock of the Company from the five days immediately prior to the date on which the Company received an exercise notice from a seller.  As a result of the cashless exercise, the holder did not make any payment to the Company in connection with exercising the Warrants.  The Company offered and sold the common stock in reliance on the exemption from registration afforded by Regulation S under the Securities Act.

Item 6.              Exhibits

(b)   Exhibits

The exhibits listed below are filed as part of this report.

Exhibit No.	Description

4.1	Warrant Certificate (incorporated by reference to Appendix “A” to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on September 28, 2012)

31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Annual Meeting of Stockholders Presentation (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 6, 2013)

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
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

NEULION, INC.

Date: August 9, 2013	/s/ Nancy Li
Name: Nancy Li
Title: Chief Executive Officer

Date: August 9, 2013	/s/ Arthur J. McCarthy
Name: Arthur J. McCarthy
Title: Chief Financial Officer