Form 10-Q
period 2013-09-30
NEULION, INC.
filed 2013-11-07
CIK 1387713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

As of November 5, 2013, there were 168,996,694 shares of the registrant’s Common Stock, $0.01 par value, outstanding.

NEULION, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

NEULION, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. dollars, unless otherwise noted)

	September 30,	December 31,
	2013	2012
	(unaudited)
	$	$

ASSETS
Current
Cash and cash equivalents	21,293,816	11,108,107
Accounts receivable, net of allowance for doubtful accounts of $118,358 and $85,882	3,789,115	4,193,949
Other receivables	282,738	348,891
Inventory	356,729	416,541
Prepaid expenses and deposits	1,375,192	1,185,051
Due from related parties	271,439	899,967
Total current assets	27,369,029	18,152,506
Property, plant and equipment, net	3,446,623	3,446,648
Intangible assets, net	2,067,975	4,015,301
Goodwill	11,327,626	11,327,626
Other assets	98,326	161,913
Total assets	44,309,579	37,103,994

LIABILITIES AND EQUITY
Current
Accounts payable	16,591,677	9,813,237
Accrued liabilities	5,528,629	4,766,668
Due to related parties	—	12,282
Deferred revenue	7,621,129	5,715,102
Convertible note, net of discount	—	320,560
Total current liabilities	29,741,435	20,627,849
Long-term deferred revenue	691,164	1,134,075
Other long-term liabilities	293,442	357,852
Deferred tax liability	1,169,422	911,978
Total liabilities	31,895,463	23,031,754

Redeemable preferred stock, net (par value: $0.01; authorized: 50,000,000; issued and outstanding: 28,089,083)
Class 3 Preference Shares (par value: $0.01; authorized, issued and outstanding:
17,176,818)	10,000,000	10,000,000
Class 4 Preference Shares (par value: $0.01; authorized, issued and outstanding:
10,912,265)	4,917,252	4,894,683
Total redeemable preferred stock	14,917,252	14,894,683

Stockholders' deficit
Common stock (par value: $0.01; authorized: 300,000,000; issued and outstanding:
168,321,684 and 164,207,147, respectively)	1,683,217	1,642,072
Additional paid-in capital	84,766,624	83,138,137
Promissory notes receivable	(209,250)	(209,250)
Accumulated deficit	(88,743,727)	(85,393,402)
Total stockholders’ deficit	(2,503,136)	(822,443)
Total liabilities and stockholders’ deficit	44,309,579	37,103,994

See accompanying notes

NEULION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS
(unaudited)
(Expressed in U.S. dollars, unless otherwise noted)

	Three months		Nine months
	ended		ended
	September 30,		September 30,
	2013	2012	2013	2012
	$	$	$	$

Revenue
Services revenue	9,867,846	8,806,275	32,299,003	26,839,762
Equipment revenue	159,020	552,444	664,042	1,604,399
	10,026,866	9,358,719	32,963,045	28,444,161

Costs and expenses
Cost of services revenue, exclusive of depreciation and
amortization shown separately below	2,556,131	2,439,307	8,844,715	9,163,829
Cost of equipment revenue	91,296	452,475	438,515	1,309,394
Selling, general and administrative, including
stock-based compensation	6,051,191	5,826,413	17,989,383	18,335,942
Research and development	1,887,379	1,609,622	5,460,126	4,969,934
Depreciation and amortization	990,083	1,144,043	2,987,272	3,564,861
	11,576,080	11,471,860	35,720,011	37,343,960
Operating loss	(1,549,214)	(2,113,141)	(2,756,966)	(8,899,799)

Other income (expense)
Loss on foreign exchange	(42,744)	(13,312)	(89,949)	(43,750)
Interest, net	2,094	1,749	(4,351)	5,826
Amortization of discount on convertible note	—	—	(233,769)	—
	(40,650)	(11,563)	(328,069)	(37,924)
Net and comprehensive loss before income taxes	(1,589,864)	(2,124,704)	(3,085,035)	(8,937,723)
Income taxes	(160,000)	(62,000)	(265,290)	(279,000)
Net and comprehensive loss	(1,749,864)	(2,186,704)	(3,350,325)	(9,216,723)

Net loss per weighted average number of shares
outstanding - basic and diluted	$(0.01)	$(0.02)	$(0.02)	$(0.07)

Weighted average number of shares
outstanding - basic and diluted	167,842,903	142,423,319	165,698,517	141,159,175

See accompanying notes

NEULION, INC.

CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(unaudited)
(Expressed in U.S. dollars, unless otherwise noted)

			Additional	Promissory	Accumulated	Total
	Common stock		paid-in capital	Notes	deficit	deficit
	#	$	$	$	$	$

Balance, December 31, 2012	164,207,147	1,642,072	83,138,137	(209,250)	(85,393,402)	(822,443)

Accretion of issuance costs
on Class 4 Preference Shares	—	—	(22,569)	—	—	(22,569)
Conversion of convertible note	2,841,600	28,416	539,906	—	—	568,322
Exercise of broker warrants	8,000	80	1,600	—	—	1,680
Exercise of subscriber warrants	113,468	1,134	(1,134)	—	—	—
Stock-based compensation:
Issuance of common stock
under Directors’
Compensation Plan	151,469	1,515	72,235	—	—	73,750
Issuance of unrestricted stock
under 2012 Omnibus Securities
and Incentive Plan	1,000,000	10,000	444,396	—	—	454,396
Stock options, warrants
and other compensation	—	—	594,053	—	—	594,053
Net loss	—	—	—	—	(3,350,325)	(3,350,325)
Balance, September 30, 2013	168,321,684	1,683,217	84,766,624	(209,250)	(88,743,727)	(2,503,136)

See accompanying notes

NEULION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Expressed in U.S. dollars, unless otherwise noted)

	Three months		Nine months
	ended		ended
	September 30,		September 30,
	2013	2012	2013	2012
	$	$	$	$

OPERATING ACTIVITIES

Net loss	(1,749,864)	(2,186,704)	(3,350,325)	(9,216,723)
Adjustments to reconcile net loss to net cash provided by
operating activities
Depreciation and amortization	990,083	1,144,043	2,987,272	3,564,861
Amortization of discount on convertible note	—	—	233,769	—
Stock-based compensation	717,765	350,865	1,072,601	1,265,734
Income taxes	160,000	62,000	257,444	279,000

Changes in operating assets and liabilities
Accounts receivable	(987,453)	(684,258)	404,834	639,524
Inventory	(49,114)	109,330	59,812	152,542
Prepaid expenses, deposits and other assets	(386,742)	(129,452)	(126,554)	21,930
Other receivables	67,666	(123,102)	66,153	(128,795)
Due from related parties	474,003	255,230	628,528	(405,192)
Accounts payable	10,064,504	6,778,547	6,778,448	5,062,273
Accrued liabilities	444,788	351,431	825,552	(296,497)
Deferred revenue	2,814,583	1,838,064	1,463,116	8,011
Long-term liabilities	(20,450)	(12,948)	(64,410)	(55,354)
Due to related parties	(13,467)	4,829	(12,282)	1,752
Cash provided by operating activities	12,526,302	7,757,875	11,223,958	893,066

INVESTING ACTIVITIES
Purchase of property, plant and equipment	(640,998)	(422,483)	(1,039,929)	(830,718)
Cash used in investing activities	(640,998)	(422,483)	(1,039,929)	(830,718)

FINANCING ACTIVITIES
Exercise of broker warrants	840	—	1,680	—
Convertible note	—	545,628	—	545,628
Private placement, net	—	4,299,932	—	4,299,932
Cash provided by financing activities	840	4,845,560	1,680	4,845,560

Net increase in cash and cash equivalents,
during the period	11,886,144	12,180,952	10,185,709	4,907,908
Cash and cash equivalents, beginning of period	9,407,672	5,073,838	11,108,107	12,346,882
Cash and cash equivalents, end of period	21,293,816	17,254,790	21,293,816	17,254,790

See accompanying notes

NEULION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
Information as at September 30, 2013 and for the three and nine months ended
September 30, 2013 and 2012 (unaudited)

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

In the opinion of management, these interim unaudited condensed consolidated financial statements contain all of the adjustments of a normal and recurring nature necessary to present fairly the Company’s financial position as at September 30, 2013 and December 31, 2012 and the results of operations and cash flows for the three and nine months ended September 30, 2013 and 2012.  The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the entire year.

Advertising

Advertising costs are expensed as incurred and totaled $62,429 and $229,062 for the three and nine months ended September 30, 2013, respectively (three and nine months ended September 30, 2012 - $86,461 and $300,635, respectively), and are included in selling, general and administrative expenses on the condensed consolidated statements of operations and comprehensive loss.

NEULION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
Information as at September 30, 2013 and for the three and nine months ended
September 30, 2013 and 2012 (unaudited)

3. Inventory

Inventory consists of the following:

	September 30,	December 31,
	2013	2012
	$	$

Raw materials	99,299	113,322
Finished goods	257,430	303,219
	356,729	416,541

4. Economic Dependence and Concentration of Credit Risk

For the three months ended September 30, 2013, two customers accounted for 27% of revenue: 17% and 10%, respectively.  For the nine months ended September 30, 2013, one customer accounted for 21% of revenue.   For the three and nine months ended September 30, 2012, one customer accounted for 16% and 14% of revenue, respectively.

As at September 30, 2013, one customer accounted for 12% of accounts receivable.  As at December 31, 2012, two customers accounted for 37% of accounts receivable:  24% and 13%, respectively.

As of September 30, 2013, three customers accounted for 80% of accounts payable: 41%, 24% and 15%, respectively.  As at December 31, 2012, two customers accounted for 53% of accounts payable:  36% and 17%, respectively.

As of September 30, 2013, approximately 89% of the Company’s cash and cash equivalents were held in accounts with U.S. banks that received a BBB+ rating from Standard and Poor’s and an A3 rating from Moody’s. The Company believes that these U.S. financial institutions are secure notwithstanding the current global economy and that we will be able to access the remaining balance of bank deposits. The Company’s investment policy is to invest in low-risk short-term investments which are primarily term deposits. The Company has not had a history of any defaults on these term deposits, nor does the Company expect any in the future given the short term maturity of these investments.

5. Related Party Transactions

The Company has entered into certain transactions and agreements in the normal course of operations with related parties.  Significant related party transactions are as follows:

KyLin TV, Inc. (“KyLin TV”)

KyLin TV is an IPTV company that is controlled by the Chairman of the Board of Directors of the Company.  On June 1, 2008, the Company entered into an agreement with KyLin TV to build and deliver the setup and back office operations for KyLin TV’s IPTV service.  Effective April 1, 2012, the Company amended its agreement with KyLin TV, such that, in addition to the services previously provided, KyLin TV was appointed the exclusive distributor of the Company’s business to consumer (“B2C”) IPTV interests.  As exclusive distributor, KyLin TV obtains, advertises and markets all of the Company’s B2C content, in accordance with the terms of the amendment.  Accordingly, KyLin TV records the gross revenues from the Company’s B2C content as well as the associated license fees, and the Company records revenues in accordance with the revised fee schedule in the amendment.  The Company also provides and charges KyLin TV for administrative and general corporate support.  For each of the periods presented, the amounts charged for these services provided by the Company for the three and nine months ended September 30, 2013 were $49,900 and $223,523, respectively (three and nine months ended September 30, 2012 - $80,702 and $235,598, respectively), and are recorded as a recovery in selling, general and administrative expense on the condensed consolidated statements of operations and comprehensive loss.

NEULION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
Information as at September 30, 2013 and for the three and nine months ended
September 30, 2013 and 2012 (unaudited)

New York Islanders Hockey Club, L.P. (“New York Islanders”)

The Company provides IT-related professional services and administrative services to the New York Islanders, a professional hockey club that is owned by the Chairman of the Board of Directors of the Company.

Renaissance Property Associates, LLC (“Renaissance”)

The Company provides IT-related professional services to Renaissance, a real estate management company owned by the Chairman of the Board of Directors of the Company.  In June 2009, the Company signed a sublease agreement with Renaissance for office space in Plainview, New York.  Rent expense paid by the Company to Renaissance of $107,586 and $322,758, inclusive of taxes and utilities, is included in selling, general and administrative expense on the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2013, respectively (three and nine months ended September 30, 2012 - $105,124 and $315,372).

Smile Train, Inc. (“Smile Train”)

The Company provides IT-related professional services to Smile Train, a public charity whose founder and significant benefactor is the Chairman of the Board of Directors of the Company.

The Company recognized revenue from related parties as follows:

	Three months		Nine months
	ended		ended
	September 30,		September 30,
	2013	2012	2013	2012
	$	$	$	$

New York Islanders	79,296	72,853	234,520	219,412
Renaissance	30,000	30,000	90,000	90,000
Smile Train	24,000	27,000	72,000	81,000
KyLinTV	468,538	579,644	1,553,955	1,894,054
	601,834	709,497	1,950,475	2,284,466

NEULION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
Information as at September 30, 2013 and for the three and nine months ended
September 30, 2013 and 2012 (unaudited)

As at September 30, 2013 and December 31, 2012, the amounts due from (to) related parties are as follows:

	September 30,	December 31,
	2013	2012
	$	$

New York Islanders	121	(12,282)
Renaissance	738	2,992
KyLin TV	270,580	896,975
	271,439	887,685

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

The following table summarizes the potential shares of common stock that were outstanding as at September 30, 2013 and December 31, 2012 but not included in the computation of diluted loss per share as their effect would have been anti-dilutive.
	September 30,	December 31,
	2013	2012
	#	#

Class 3 Preference Shares	17,176,818	17,176,818
Class 4 Preference Shares	10,912,265	10,912,265
Stock options – 2012 Omnibus Securities and Incentive Plan	14,268,000	415,000
Stock options – Second Amended and Restated Stock Option Plan	16,027,542	16,502,500
Stock appreciation rights	475,000	675,000
Warrants	20,455,569	19,383,269
Retention warrants	—	236,550

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

8. Segmented Information

The Company operates, as one operating segment, to deliver live and on-demand content to Internet-enabled devices.  Substantially all of Company’s revenues are generated and long-lived assets are located in the United States.

NEULION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
Information as at September 30, 2013 and for the three and nine months ended
September 30, 2013 and 2012 (unaudited)

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

Differences between the income tax expense reported in the statement of operations and comprehensive loss and income tax benefit based on statutory income tax rates are attributable to non-deductible expenses, state taxes and current period increases in the valuation allowance.

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

NEULION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
Information as at September 30, 2013 and for the three and nine months ended
September 30, 2013 and 2012 (unaudited)

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

NEULION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
Information as at September 30, 2013 and for the three and nine months ended
September 30, 2013 and 2012 (unaudited)

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

The agent for a portion of the subscriptions, received from the Company a cash commission equal to 8% of the gross proceeds of the offering (excluding proceeds arising from Units purchased by the Chairman and Vice Chairman noted above) and broker warrants (“Broker Warrants”) equal to 4% of the number of Units issued in the Offering.  Each Broker Warrant is exercisable for one Unit at an exercise price of US$0.21 per Broker Warrant (“Broker Unit”) at any time prior to the 30 month anniversary of the closing date of the Offering.  Each Broker Unit consists of one share of common stock and one-half of a Warrant, and each full Warrant entitles the holder thereof to purchase one share of common stock at US$0.30 for 30 months following the closing date of the Offering.

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

NEULION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
Information as at September 30, 2013 and for the three and nine months ended
September 30, 2013 and 2012 (unaudited)

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis (“MD&A”) of the financial condition and results of operations of the Company should be read in conjunction with our condensed consolidated financial statements and accompanying notes for the three and nine months ended September 30, 2013 and 2012, which have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). All dollar amounts are in U.S. dollars (“US$” or “$”) unless stated otherwise. As at November 5, 2013 the Bank of Canada noon rate for conversion of United States dollars to Canadian dollars (“CDN$”) was US$1 to CDN$1.0448.

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

Overall Performance – Three months ended September 30, 2013 vs three months ended September 30, 2012

Highlights

➢	Total revenue increased by $0.7 million, or 7%, from $9.3 million for the three months ended September 30, 2012 to $10.0 million for the three months ended September 30, 2013.

➢
Cost of revenue, as a percentage of revenue, exclusive of depreciation and amortization, improved by 5%, from 31% for the three months ended September 30, 2012 to 26% for the three months ended September 30, 2013.

➢	Non-GAAP Adjusted EBITDA (as defined below) improved by $0.8 million, from $(0.6) million for the three months ended September 30, 2012 to $0.2 million for the three months ended September 30, 2013.

Overview

Total revenue for the three months ended September 30, 2013 was $10.0 million, an increase of $0.7 million, or 7%, from $9.3 million for the three months ended September 30, 2012. The improvement was primarily attributable to an increase in revenue in our Pro Sports category of customers.

Our consolidated net loss for the three months ended September 30, 2013 was $1.8 million, or a loss of $0.01 per basic and diluted share of common stock, compared with a net loss of $2.2 million, or a loss of $0.02 per basic and diluted share of common stock, for the three months ended September 30, 2012. The improvement in consolidated net loss of $0.4 million was due to the following:

•	an increase in total revenue of $0.7 million;
•	a decrease in cost of revenue of $0.2 million;
•	a decrease in selling, general and administrative expenses, excluding stock-based compensation, of $0.1 million; and
•	a decrease in depreciation and amortization of $0.2 million (non-cash item).

offset by the following:

•	an increase in stock-based compensation of $0.4 million (non-cash item);
•	an increase in research and development expenses of $0.3 million; and
•	an increase in income taxes of $0.1 million (non-cash item).

Our non-GAAP Adjusted EBITDA (as defined below) was $0.2 million for the three months ended September 30, 2013, compared with $(0.6) million for the three months ended September 30, 2012. The improvement in non-GAAP Adjusted EBITDA was due to the impact of the items noted in the net loss discussion above.

We report non-GAAP Adjusted EBITDA because it is a key measure used by management to evaluate our results and make strategic decisions about the Company, including potential acquisitions. Non-GAAP Adjusted EBITDA represents net loss before interest, income taxes, depreciation and amortization, stock-based compensation, discounts on convertible notes, unrealized gain/loss on derivatives, non-controlling interests and foreign exchange gain/loss. This measure does not have any standardized meaning prescribed by U.S. GAAP and therefore is unlikely to be comparable to the calculation of similar measures used by other companies, and should not be viewed as an alternative to measures of financial performance or changes in cash flows calculated in accordance with U.S. GAAP.

The reconciliation from net loss to non-GAAP Adjusted EBITDA is as follows:

	Three months ended
	September 30,
	2013	2012
	$	$

Consolidated net loss on a GAAP basis	(1,749,864)	(2,186,704)

Depreciation and amortization	990,083	1,144,043
Stock-based compensation	717,765	350,865
Income taxes	160,000	62,000
Interest and foreign exchange	40,650	11,563

Non-GAAP Adjusted EBITDA	158,634	(618,233)

Overall Performance – Nine months ended September 30, 2013 vs nine months ended September 30, 2012

Highlights

➢	Total revenue increased by $4.5 million, or 16%, from $28.5 million for the nine months ended September 30, 2012 to $33.0 million for the nine months ended September 30, 2013.

➢
Cost of revenue, as a percentage of revenue, exclusive of depreciation and amortization, improved by 9%, from 37% for the nine months ended September 30, 2012 to 28% for the nine months ended September 30, 2013.

➢	Non-GAAP Adjusted EBITDA (as defined below) improved by $5.4 million, from $(4.1) million for the nine months ended September 30, 2012 to $1.3 million for the nine months ended September 30, 2013.

Overview

Total revenue for the nine months ended September 30, 2013 was $33.0 million, an increase of $4.5 million, or 16%, from $28.5 million for the nine months ended September 30, 2012. The improvement was primarily attributable to an increase in revenue in our Pro Sports category of customers.

Our consolidated net loss for the nine months ended September 30, 2013 was $3.4 million, or a loss of $0.02 per basic and diluted share of common stock, compared with a net loss of $9.2 million, or a loss of $0.07 per basic and diluted share of common stock, for the nine months ended September 30, 2012. The improvement in consolidated net loss of $5.8 million was due to the following:

•	an increase in total revenue of $4.5 million;
•	a decrease in cost of revenue of $1.2 million;
•	a decrease in selling, general and administrative expenses, excluding stock-based compensation, of $0.1 million;
•	a decrease in stock-based compensation of $0.2 million (non-cash item); and
•	a decrease in depreciation and amortization of $0.6 million (non-cash item).

offset by the following:

•	an increase in research and development expenses of $0.5 million; and
•	a discount on convertible note of $0.3 million for the nine months ended September 30, 2013 (non-cash item).

Our non-GAAP Adjusted EBITDA (as defined below) was $1.3 million for the nine months ended September 30, 2013, compared with $(4.1) million for the nine months ended September 30, 2012. The improvement in non-GAAP Adjusted EBITDA was due to the impact of the items noted in the net loss discussion above.

We report non-GAAP Adjusted EBITDA because it is a key measure used by management to evaluate our results and make strategic decisions about the Company, including potential acquisitions. Non-GAAP Adjusted EBITDA represents net loss before interest, income taxes, depreciation and amortization, stock-based compensation, discounts on convertible notes, unrealized gain/loss on derivatives, non-controlling interests and foreign exchange gain/loss. This measure does not have any standardized meaning prescribed by U.S. GAAP and therefore is unlikely to be comparable to the calculation of similar measures used by other companies, and should not be viewed as an alternative to measures of financial performance or changes in cash flows calculated in accordance with U.S. GAAP.

The reconciliation from net loss to non-GAAP Adjusted EBITDA is as follows:

	Nine months ended
	September 30,
	2013	2012
	$	$

Consolidated net loss on a GAAP basis	(3,350,325)	(9,216,723)

Depreciation and amortization	2,987,272	3,564,861
Stock-based compensation	1,072,601	1,265,734
Discount on convertible note	233,769	0
Income taxes	265,290	279,000
Interest and foreign exchange	94,300	37,924

Non-GAAP Adjusted EBITDA	1,302,907	(4,069,204)

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

• TV Everywhere
This category contains all of our channel video distributors and operators, networks and programmers and studios and content aggregators. These customers include Independent Film Channel, Univision, China Network Television (a new media agency of China Central Television), Sky Angel, Rogers, Outdoor Channel, TVG Network, CBC, Zon Multimedia, Cablevision MSG Varsity, Shaw Communications, Big Ten Network and KyLin TV.

• Other Customers
This category includes our B2C business, in which we market our own content directly to customers, and various consulting services. Effective April 1, 2012, the Company amended its agreement with KyLin TV, such that, in addition to the services previously provided, KyLin TV was appointed the exclusive distributor of the Company’s B2C IPTV interests. As exclusive distributor, KyLin TV obtains, advertises and markets most of the Company’s B2C content, in accordance with the terms of the amendment. Accordingly, KyLin TV records the gross revenues from the Company’s B2C content as well as the associated license fees expense, and the Company records revenues in accordance with the revised fee schedule in the amendment.

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

▪	Usage fees are charged to customers for bandwidth and storage.
▪	Advertising revenues are earned through the insertion of advertising impressions on websites and in streaming video at a cost per thousand impressions.
▪	Support revenue consists of fees charged to our customers for providing customer support to their end users.
▪	eCommerce revenues are earned through providing customers with ticketing and retail merchandising web solutions.
▪	Other revenue consists of fees charged to customers that do not fall into any one of the categories described above.

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended September 30, 2013 to Three Months Ended September 30, 2012

Our condensed consolidated financial statements for the three months ended September 30, 2013 and 2012 have been prepared in accordance with U.S. GAAP. A comparison of our results of operations for those periods is as follows:

	2013	2012	Change
	$	$	%
Revenue
Services revenue	9,867,846	8,806,275	12%
Equipment revenue	159,020	552,444	-71%
	10,026,866	9,358,719	7%

Costs and expenses
Cost of services revenue, exclusive of depreciation
and amortization shown separately below	2,556,131	2,439,307	5%
Cost of equipment revenue	91,296	452,475	-80%
Selling, general and administrative, including
stock-based compensation	6,051,191	5,826,413	4%
Research and development	1,887,379	1,609,622	17%
Depreciation and amortization	990,083	1,144,043	-13%
	11,576,080	11,471,860	1%
Operating loss	(1,549,214)	(2,113,141)	-27%

Other income (expense)
Foreign exchange	(42,744)	(13,312)	221%
Interest	2,094	1,749	20%
	(40,650)	(11,563)	252%
Net and comprehensive loss before income taxes	(1,589,864)	(2,124,704)	-25%
Income taxes	(160,000)	(62,000)	158%
Net and comprehensive loss	(1,749,864)	(2,186,704)	-20%

Revenue

Services revenue

Services revenue increased from $8.8 million for the three months ended September 30, 2012 to $9.9 million for the three months ended September 30, 2013. Services revenue includes revenue from TV Everywhere, pro sports, college sports and other customers and is comprised of set-up fees, annual/monthly fees and variable fees. Variances in each sector are detailed below:

	Period end,		Year-end,
	Q3 2013	Q3 2012	2012	2011	2010

Services Revenue
Pro Sports	$3.8	$3.2	$13.5	$12.6	$7.0
College Sports	$2.9	$2.6	$10.9	$10.6	$10.8
TV Everywhere	$2.9	$2.7	$10.6	$9.1	$8.5
Other (B2C)	$0.1	$0.1	$1.2	$3.1	$3.9
Other (Consulting)	$0.2	$0.2	$1.0	$1.2	$1.3
Total Services Revenue	$9.9	$8.8	$37.2	$36.6	$31.5

Pro Sports

Revenue from Pro Sports customers increased from $3.2 million for the three months ended September 30, 2012 to $3.8 million for the three months ended September 30, 2013. The $0.6 million improvement was the result of an increase in revenues from variable subscription fees of $0.4 million, monthly/annual fees of $0.1 million and variable support fees of $0.1 million.

College Sports

Revenue from College Sports customers increased from $2.6 million for the three months ended September 30, 2012 to $2.9 million for the three months ended September 30, 2013. The $0.3 million increase was primarily a result of an increase in variable eCommerce fees of $0.1 million, monthly/annual fees of $0.1 million and variable advertising of $0.1 million.

TV Everywhere

Revenue from TV Everywhere customers increased from $2.7 million for the three months ended September 30, 2012 to $2.9 million for the three months ended September 30, 2013. The $0.2 million increase was primarily a result of an increase in revenues from variable usage fees.

Other – B2C

Revenue from B2C customers was $0.1 million for the three months ended September 30, 2012 and 2013.

Other – Consulting

Revenue from consulting customers was $0.2 million for the three months ended September 30, 2012 and 2013.

Equipment revenue

Equipment revenue decreased from $0.5 million for the three months ended September 30, 2012 to $0.1 million for the three months ended September 30, 2013. The $0.4 million decrease was due to a decrease in STB purchases by existing customers.  Over 85% of our equipment revenue is generated from our TV Everywhere customers.

Costs and Expenses

Cost of services revenue

Cost of services revenue increased from $2.4 million for the three months ended September 30, 2012 to $2.6 million for the three months ended September 30, 2013. Cost of services revenue as a percentage of services revenue decreased from 28% for the three months ended September 30, 2012 to 26% for the three months ended September 30, 2013. The 2% improvement (as a percentage of services revenue) primarily resulted from having negotiated lower rates on bandwidth costs.

Cost of equipment revenue

Cost of equipment revenue decreased from $0.5 million for the three months ended September 30, 2012 to $0.1 million for the three months ended September 30, 2013. Cost of equipment revenue as a percentage of equipment revenue decreased from 82% for the three months ended September 30, 2012 to 57% for the three months ended September 30, 2013.

SG&A expenses, including stock-based compensation

SG&A expenses, including stock-based compensation, increased from $5.8 million for the three months ended September 30, 2012 to $6.1 million for the three months ended September 30, 2013. The variances are as follows:

• Wages and benefits increased from $4.0 million for the three months ended September 30, 2012 to $4.1 million for the three months ended September 30, 2013.

• Stock-based compensation expense increased from $0.3 million for the three months ended September 30, 2012 to $0.7 million for the three months ended September 30, 2013.  The $0.4 million increase was the result of the issuance of one million shares of unrestricted stock to various employees during the quarter.

• Professional fees decreased from $0.5 million for the three months ended September 30, 2012 to $0.3 million for the three months ended September 30, 2013.   The $0.2 million decrease was the result of a decrease in recruitment-related expenses.

• Other SG&A expenses were $1.0 million for the three months ended September 30, 2012 and 2013.

Research and development

Research and development costs increased from $1.6 million for the three months ended September 30, 2012 to $1.9 million for the three months ended September 30, 2013.  The $0.3 million change was a result of an increase in R&D personnel.

Depreciation and amortization

Depreciation and amortization decreased from $1.1 million for the three months ended September 30, 2012 to $0.9 million for the three months ended September 30, 2013.  The $0.2 million decrease was the result of certain fixed assets becoming fully depreciated subsequent to September 30, 2012.

RESULTS OF OPERATIONS

Comparison of Nine Months Ended September 30, 2013 to Nine Months Ended September 30, 2012

Our condensed consolidated financial statements for the nine months ended September 30, 2013 and 2012 have been prepared in accordance with U.S. GAAP. A comparison of our results of operations for those periods is as follows:

	2013	2012	Change
	$	$	%
Revenue
Services revenue	32,299,003	26,839,762	20%
Equipment revenue	664,042	1,604,399	-59%
	32,963,045	28,444,161	16%

Costs and expenses
Cost of services revenue, exclusive of depreciation
and amortization shown separately below	8,844,715	9,163,829	-3%
Cost of equipment revenue	438,515	1,309,394	-67%
Selling, general and administrative, including
stock-based compensation	17,989,383	18,335,942	-2%
Research and development	5,460,126	4,969,934	10%
Depreciation and amortization	2,987,272	3,564,861	-16%
	35,720,011	37,343,960	-4%
Operating loss	(2,756,966)	(8,899,799)	-69%

Other income (expense)
Foreign exchange	(89,949)	(43,750)	106%
Interest	(4,351)	5,826	-
Discount on convertible note	(233,769)	-	-
	(328,069)	(37,924)	765%
Net and comprehensive loss before income taxes	(3,085,035)	(8,937,723)	-65%
Income taxes	(265,290)	(279,000)	-5%
Net and comprehensive loss	(3,350,325)	(9,216,723)	-64%

Revenue

Services revenue

Services revenue increased from $26.8 million for the nine months ended September 30, 2012 to $32.3 million for the nine months ended September 30, 2013. Services revenue includes revenue from TV Everywhere, pro sports, college sports and other customers and is comprised of set-up fees, annual/monthly fees and variable fees. Variances in each sector are detailed below:

	Period end,		Year-end,
	Q3 2013	Q3 2012	2012	2011	2010

Services Revenue
Pro Sports	$14.2	$9.6	$13.5	$12.6	$7.0
College Sports	$8.7	$7.7	$10.9	$10.6	$10.8
TV Everywhere	$8.3	$7.7	$10.6	$9.1	$8.5
Other (B2C)	$0.4	$1.1	$1.2	$3.1	$3.9
Other (Consulting)	$0.7	$0.7	$1.0	$1.2	$1.3
Total Services Revenue	$32.3	$26.8	$37.2	$36.6	$31.5

Pro Sports

Revenue from Pro Sports customers increased from $9.6 million for the nine months ended September 30, 2012 to $14.2 million for the nine months ended September 30, 2013. The $4.6 million improvement was the result of an increase in revenues from variable usage fees of $2.4 million, variable subscription fees of $1.0 million, monthly/annual fees of $0.5 million, variable support/professional fees of $0.6 million and setup fees of $0.1 million.

College Sports

Revenue from College Sports customers increased from $7.7 million for the nine months ended September 30, 2012 to $8.7 million for the nine months ended September 30, 2013. The $1.0 million improvement was primarily a result of an increase in variable subscription fees of $0.3 million, monthly/annual fees of $0.3 million and eCommerce fees of $0.2 million.

TV Everywhere

Revenue from TV Everywhere customers increased from $7.7 million for the nine months ended September 30, 2012 to $8.3 million for the nine months ended September 30, 2013. The $0.6 million improvement was primarily a result of an increase in revenues from variable usage fees.

Other – B2C

Revenue from B2C customers decreased from $1.1 million for the nine months ended September 30, 2012 to $0.4 million for the nine months ended September 30, 2013. The $0.7 million decrease in revenue was primarily attributable to a change in the agreement with KyLin TV, pursuant to which KyLinTV became the exclusive distributor of the Company’s B2C IPTV interests effective April 1, 2012.

Other – Consulting

Revenue from consulting customers was $0.7 million for the nine months ended September 30, 2012 and 2013.

Equipment revenue

Equipment revenue decreased from $1.6 million for the nine months ended September 30, 2012 to $0.7 million for the nine months ended September 30, 2013. The $0.9 million change was due to a decrease in STB purchases by existing customers.  Over 85% of our equipment revenue is generated from our TV Everywhere customers.

Costs and Expenses

Cost of services revenue

Cost of services revenue decreased from $9.2 million for the nine months ended September 30, 2012 to $8.8 million for the nine months ended September 30, 2013. Cost of services revenue as a percentage of services revenue decreased from 34% for the nine months ended September 30, 2012 to 27% for the nine months ended September 30, 2013. The 7% improvement (as a percentage of services revenue) primarily resulted from the amendment we signed with KyLin TV discussed previously, and our having negotiated lower rates on bandwidth costs.

Cost of equipment revenue

Cost of equipment revenue decreased from $1.3 million for the nine months ended September 30, 2012 to $0.4 million for the nine months ended September 30, 2013. Cost of equipment revenue as a percentage of equipment revenue decreased from 82% for the nine months ended September 30, 2012 to 66% for the nine months ended September 30, 2013.

Selling, general and administrative expenses, including stock-based compensation

Selling, general and administrative expenses, including stock-based compensation, decreased from $18.3 million for the nine months ended September 30, 2012 to $18.0 million for the nine months ended September 30, 2013. The variances are as follows:

• Wages and benefits increased from $12.4 million for the nine months ended September 30, 2012 to $12.8 million for the nine months ended September 30, 2013.  The $0.4 million change was a result of an increase in employees.

• Stock-based compensation expense decreased from $1.3 million for the nine months ended September 30, 2012 to $1.1 million for the nine months ended September 30, 2013.  The $0.2 million decrease was a result of certain stock options being fully recognized during the three months ended December 31, 2012.

• Professional fees decreased from $1.4 million for the nine months ended September 30, 2012 to $0.9 million for the nine months ended September 30, 2013.  The $0.5 million decrease was primarily the result of a change in accountants subsequent to March 31, 2012, a decrease in recruitment-related expenses and the settlement of a lawsuit that concluded during the nine months ended September 30, 2012.

• Other SG&A expenses were $3.2 million for the nine months ended September 30, 2012 and 2013.

Research and development

Research and development costs increased from $5.0 million for the nine months ended September 30, 2012 to $5.5 million for the nine months ended September 30, 2013.  The $0.5 million change was the result of an increase in R&D personnel.

Depreciation and amortization

Depreciation and amortization decreased from $3.6 million for the nine months ended September 30, 2012 to $3.0 million for the nine months ended September 30, 2013.  The $0.6 million decrease was the result of certain fixed assets becoming fully depreciated subsequent to December 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES

Our cash position was $21.3 million at September 30, 2013. During the nine months ended September 30, 2013, we generated $11.2 million from operations, which included cash inflows from changes in operating assets and liabilities of $10.0 million. Additionally, we spent $1.0 million to purchase fixed assets.

As of September 30, 2013, our principal sources of liquidity included cash and cash equivalents of $21.3 million and trade accounts receivable of $3.8 million. We closed a $4.7 million private placement on September 25, 2012; we are using the net proceeds from this private placement for general working capital purposes. We continue to closely monitor our cash balances to ensure that we have sufficient cash on hand to meet our operating needs. Management believes that we have sufficient liquidity to meet our working capital and capital expenditure requirements for at least the next twelve months.

At September 30, 2013, approximately 89% of our cash and cash equivalents were held in accounts with U.S. banks that received a BBB+ rating from Standard and Poor’s and an A3 rating from Moody’s. The Company believes that these U.S. financial institutions are secure notwithstanding the current global economy and that we will be able to access the remaining balance of bank deposits. Our investment policy is to invest in low-risk short-term investments which are primarily term deposits. We have not had a history of any defaults on these term deposits, nor do we expect any in the future given the short term maturity of these investments.

We are still building out our current business.  In 2006, our core business and business model evolved from providing professional information technology services and international programming to providing customized, end-to-end, interactive video services for a wide range of professional and collegiate sports properties, cable networks and operators, content owners and distributors, and telecommunication companies.  From our inception, we have incurred substantial net losses and have an accumulated deficit of $88.7 million; however, our non-GAAP Adjusted EBITDA (as previously defined) has improved period-over-period and management expects this trend to continue. We continue to review our operating structure in an attempt to maximize revenue opportunities, further reduce costs and achieve profitability. Based on our current business plan and internal forecasts, we believe that our cash on hand will be sufficient to meet our working capital and operating cash requirements for the next twelve months. However, we will require expenditures of significant funds for research and development, maintaining adequate video streaming and database software, and the construction and maintenance of our delivery infrastructure and office facilities. Cash from operations could be affected by various risks and uncertainties, including, but not limited to, the risks detailed in our Annual Report on Form 10-K for the year ended December 31, 2012. If our actual cash needs are greater than forecasted and if cash on hand is insufficient to meet our working capital and cash requirements for the next twelve months, we may require outside capital in addition to cash flow from operations in order to fund our business. Our short operating history and our current lack of profitability could each or all be factors that might negatively impact our ability to obtain outside capital on reasonable terms, or at all. If we were ever unable to obtain needed capital, we would reevaluate and reprioritize our planned capital expenditures and operating activities. We cannot assure you that we will ultimately be able to generate sufficient revenue or reduce our costs in the anticipated time frame to become profitable and have sustainable net positive cash flows.

Working Capital Requirements

Our net working capital at September 30, 2013 was $(2.4) million, an improvement of $0.1 million from the December 31, 2012 net working capital of $(2.5) million. Our working capital ratios at September 30, 2013 and December 31, 2012 were 0.92 and 0.88, respectively.  Included in current liabilities at September 30, 2013 and December 31, 2012 are approximately $7.6 million and $6.0 million, respectively, of liabilities (deferred revenue and convertible note) that we do not anticipate settling in cash.

The change in working capital was due to an increase in current assets of $9.2 million offset by an increase in current liabilities of $9.1 million.

Current assets at September 30, 2013 were $27.4 million, an increase of $9.2 million from the December 31, 2012 balance of $18.2 million.  The change was primarily due to an increase in cash and cash equivalents of $10.2 million offset by a decreases in due from related parties of $0.6 million and accounts receivable of $0.4 million.

Current liabilities at September 30, 2013 were $29.7 million, an increase of $9.1 million from the December 31, 2012 balance of $20.6 million. The change was primarily due to increases in accounts payable of $6.8 million, accrued liabilities of $0.7 million and deferred revenue of $1.9 million offset by a decrease in convertible note, net of discount, of $0.3 million.

Summary balance sheet data:

	As at
	September 30,	December 31,
	2013	2012
	$	$
Current Assets
Cash and cash equivalents	21,293,816	11,108,107
Accounts receivable, net	3,789,115	4,193,949
Other receivables	282,738	348,891
Inventory	356,729	416,541
Prepaid expenses and deposits	1,375,192	1,185,051
Due from related parties	271,439	899,967
Total current assets	27,369,029	18,152,506

Current Liabilities
Accounts payable	16,591,677	9,813,237
Accrued liabilities	5,528,629	4,766,668
Due to related parties	-	12,282
Deferred revenue	7,621,129	5,715,102
Convertible note, net of discount	-	320,560
Total current liabilities	29,741,435	20,627,849

Working capital ratio	0.92	0.88

Cash Flows

Comparative summarized cash flows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
	$	$	$	$

Cash provided by operating activities	12,526,302	7,757,875	11,223,958	893,066
Cash used in investing activities	(640,998)	(422,483)	(1,039,929)	(830,718)
Cash provided by financing activities	840	4,845,560	1,680	4,845,560

Operating activities

Cash provided by operating activities for the nine months ended September 30, 2013 was $11.2 million. Changes in net cash provided by operating activities reflect the consolidated net loss of $3.4 million for the period:

• plus non-cash items in the amount of $4.6 million, which relates to stock-based compensation, depreciation and amortization, discount on convertible note and income taxes; and
• less changes in operating assets and liabilities of $10.0 million, which was primarily due to increases in accounts payable of $6.8 million and deferred revenue of $1.5 million.

Investing activities

Cash used in investing activities for the nine months ended September 30, 2013 was $1.0 million. These funds were used to purchase fixed assets.

Financing activities

A nominal amount of cash was provided by financing activities for the nine months ended September 30, 2013 as a result of the exercise of 8,000 Broker Warrants at an exercise price of $0.21 per Broker Warrant.

Off Balance Sheet Arrangements

The Company did not have any off balance sheet arrangements as of September 30, 2013.

Outstanding Share Data

We had a total of 168,996,694 shares of common stock outstanding at November 5, 2013.  In addition, at such date we had outstanding, in the aggregate, 79,515,194 potential shares of common stock that were outstanding as follows:  17,176,818 Class 3 Preference Shares, 10,912,265 Class 4 Preference Shares, 30,295,542 stock options, 675,000 stock appreciation rights and 20,455,569 warrants, each of which is exchangeable for one share of common stock upon exercise or conversion.

Item 3.                  Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 4.                  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

           In connection with the preparation of this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013, our management, including our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2013.

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

PART II. OTHER INFORMATION

Item 2.                  Unregistered Sales of Equity Securities and Use of Proceeds

1.           As more fully described in Note 11 to the Company’s financial statements set forth in Item 1 of Part I hereof, on September 25, 2012, the Company completed a private placement of Units. The agent for a portion of the subscriptions, who resided outside the United States, received from the Company a cash commission and Broker Warrants, each of which is exercisable for one Broker Unit at any time prior to the 30 month anniversary of the closing date of the Offering. Each Broker Unit consists of one share of common stock and one-half of one Warrant, and each full Warrant entitles the holder thereof to purchase one share of common stock at $0.30 for 30 months following the closing date of the Offering. Between July 1, 2013 and September 30, 2013, an aggregate of 4,000 Broker Warrants were exercised, at an exercise price of $0.21 per Broker Warrant for gross proceeds of $840, to purchase 4,000 shares of common stock and 2,000 Warrants. The Company offered and sold the common stock and Warrants in reliance on the exemption from registration afforded by Regulation S under the Securities Act.

2.           Between July 1, 2013 and September 30, 2013, certain subscribers to the Company’s September 25, 2012 private placement residing outside the United States exercised an aggregate of 2,000 Warrants and received 633 shares of common stock.  Per the terms of the Warrant certificates, the Warrant exercise took place on a cashless basis, which resulted in the holder receiving the number of shares of common stock determined by dividing the “intrinsic value” of the Warrants being exercised by the “fair market value.”  The “intrinsic value” per share was determined by subtracting the exercise price of $0.30 per share from the fair market value (conversion from Canadian dollars to US dollars took place).  The “fair market value” means the average of the closing prices of the common stock of the Company from the five days immediately prior to the date on which the Company received an exercise notice from a holder.  As a result of the cashless exercise, the holder did not make any payment to the Company in connection with exercising the Warrants.  The Company offered and sold the common stock in reliance on the exemption from registration afforded by Regulation S under the Securities Act.

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

NEULION, INC.

Date: November 7, 2013	/s/ Nancy Li
Name: Nancy Li
Title: Chief Executive Officer

Date: November 7, 2013	/s/ Arthur J. McCarthy
Name: Arthur J. McCarthy
Title: Chief Financial Officer