Form 10-K
period 2013-12-31
NEULION, INC.
filed 2014-03-13
CIK 1387713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $37,072,758.

As of March 7, 2014, there were 170,998,761 shares of the registrant’s common stock, $0.01 par value, outstanding.

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

NeuLion, Inc.

SIGNATURES	37

PART I

Item 1. Business

Overview

NeuLion, Inc. (“NeuLion,” “we,” “us” or “our”) is a technology service provider that specializes in the digital video broadcasting, distribution and monetization of live and on-demand content to Internet-enabled devices.  Through our cloud-based end-to-end solution, we build and manage interactive digital networks that enable our customers to provide a destination for their viewers to view and interact with their content.  We were incorporated on January 14, 2000 under the Canada Business Corporations Act and were domesticated under Delaware law on November 30, 2010.  Our common stock is listed on the Toronto Stock Exchange (“TSX”) under the symbol NLN.

Our core business and business model have evolved from being a provider of professional information technology services and international programming to a provider of customized, end-to-end, interactive content services for a wide range of professional and collegiate sports properties, cable networks and operators, content owners and distributors, and telecommunication companies.  With a fundamental shift in the way media is now being consumed, technological advancements are affecting how, when and where consumers connect to content.  Our technology enables our customers to capitalize on the growing consumer demand for viewing interactive content on multiple types of Internet-enabled devices by enabling the delivery of content to a range of these devices, such as PCs, smartphones and tablets, and by also providing NeuLion customers with a technology platform to manage their content.  Our cloud-based technology platform offers a variety of digital technology and services, including content ingestion, live encoding, live video editing, advertising insertion and management, pay flow and premium content payment support, video player software development kits, multi-platform device delivery, content management, subscriber management, digital rights management, billing services, app development, website design, analytics and reporting.

Customer Relationships

Our business is comprised of three main market sectors:  professional sports; college sports; and TV Everywhere.  Our relationships are predominantly business-to-business (“B2B”).  These relationships generally involve entering into distribution and service agreements with our customers to provide them with end-to-end solutions for the delivery of their content, by way of a custom-built digital platform, to their viewers.  A B2B customer typically aggregates the content, negotiates the licensing rights and directly markets the availability of the content.  This customer can avail itself of a range of our distribution and technology services to delivery its content to its end users.  We also have a business-to-customer (“B2C”) sector, in which our own content is marketed directly to customers, and provide various consulting services.  Effective April 1, 2012, KyLin TV was appointed the exclusive distributor of our B2C IPTV interests.  “IPTV” refers to the distribution of streamed audio, video and other multimedia content over a broadband network.  Our three main categories of B2B customers are described below.

Professional Sports

Through our NeuLion Sports platform, we provide our professional sports programming customers with the ability to deliver live and on-demand content.  We maintain agreements with leading professional sports properties such as the National Football League (NFL), the National Hockey League (NHL), the National Basketball Association (NBA), Ultimate Fighting Championship (UFC), Major League Soccer (MLS), the American Hockey League (AHL), the Canadian Football League (CFL), the Western Hockey League (WHL), the Ontario Hockey League (OHL), and the Professional Bowlers Association (PBA).

College Sports

We provide our college partners with our NeuLion College platform, comprised of a suite of digital services that includes delivery of live and on-demand content, web publishing, electronic ticketing, donor management, e-commerce and advertising solutions.  We partner with many National Collegiate Athletic Association (NCAA) schools and conferences and have agreements in place with over 175 colleges, universities or related sites, including the University of North Carolina, Duke University, the University of Oregon, Louisiana State University, Mississippi State University, Arkansas State University, the University of Nebraska, Texas A&M University, the Big 12 Conference and the Southern Conference.  This past year, NeuLion added a number of new partners, including many Pac 12 member schools, the University of Oklahoma, the Ivy League Digital Network, and the University of Maryland.

TV Everywhere

NeuLion also provides a TV Everywhere platform that allows cable networks and operators, entertainment companies, content aggregators and multichannel video programming distributors (“MVPD”s) to deliver their live and on-demand content to multiple devices.  We have agreements with ESPN, Univision, China Network Television (a new media agency of China Central Television), Sport TV, Rogers Media, Sportsnet, Outdoor Channel, TVG Network, CBC, Zon Multimedia, the Independent Film Channel, Cablevision, MSG Varsity, Shaw Communications, the Big Ten Network, Participant Media and the Gospel Music Channel.

Services

Our technology and services are available to our customers from our cloud-based end-to-end solution and include the following options:

•	interactive television video device player design and development;
•	signal capture, encoding and transcoding of both live and on demand video content;
•
support and management of multiple content delivery networks (CDNs), which involves real-time performance measurement of CDN providers with automated switching to different providers to ensure high-quality video for our customer’s viewers;

•	live video editing and tagging, which involves clipping video highlights to make them available for viewing in real time on Internet-enabled devices;
•	content management, which involves preparing, scheduling and formatting various digital and analog TV signals and file-based video formats for streaming over the Internet to a range of devices;
•	subscriber management, pay-per-view transaction support, advertising insertion and management, and subscriber authentication services;
•	security, encryption and digital rights management, which preserves the integrity of the content and protects it from unauthorized access;
•	billing services that enable our customers to manage the subscriber accounts of their viewers and also to provide pay-per-view transactions to their viewers;
•	website design and hosting, as well as app design and creation;
•	high-definition delivery of streamed audio, video and other multimedia content;
•	game highlights, polls and alerts;
•	advertising integration and substitution, which involves adding digital advertising into streamed video players;
•	quality of service monitoring;
•	subscriber support services;
•	Internet marketing services to drive traffic to our customers’ digital destinations;
•	social media integration, which involves the connection of social networks such as Facebook and Twitter to online viewing experiences;
•	reporting and analytics;
•	user authentication services;
•	online electronic ticketing and donor management;
•	facilitating online merchandise sales;
•	college market auction engine services (e.g., for sports memorabilia and experiences); and
•	marketing and advertising sales.

We endeavor to offer our customers the technology and services they need to satisfy the demands of their viewers.

Distribution Methods

We distribute content through two primary methods:

•	Internet-enabled apps and browser-based devices, including:
•	personal computers and laptops;
•	mobile devices such as the iPhone, BlackBerry and Android;
•	gaming consoles such as Sony PS3/PS4 and Xbox 360/ONE;
•	tablets such as the iPad;
•	Internet-enabled TVs such as those manufactured by Samsung, Panasonic and LG;
•	third-party set-top boxes (“STBs”), including Roku and Apple TV;
•	other Internet-enabled consumer accessories; and
•	standard television sets through use of our Internet-connected STBs.

All of our distribution methods make use of IP-based networks.  As a result, content delivered by NeuLion is available globally and is potentially unlimited in reach and interactive functionality.

Revenue

We earn revenue in two broad categories: services revenue and equipment revenue.  Services revenue accounts for the majority of our revenue and includes set-up fees, monthly and annual fees, and variable fees.  Equipment revenue includes the rental, sale and shipping of STBs to our customers and/or end users as well as computer hardware sales.  Our revenue streams are described in detail under Item 7 below under the heading “OPERATIONS.”  The United States and Canada are the principal markets in which our sales occur.

Competition

The sizable technology investment required to deliver and monetize live and on-demand interactive content to Internet-enabled devices has created high barriers to entry into this market.  Nonetheless, various types of both direct and indirect competitors present themselves across the professional sports, college sports and TV Everywhere market sectors of our business.

First, we face direct competition from the in-house technology teams of current and prospective customers that are not, at their core, technology companies.  As various “point product” technology companies make their technology available in the marketplace, in-house technology teams have the option of buying, building and integrating these products.  A point product is one that addresses one single problem.  An “end-to-end” solution such as NeuLion provides is more comprehensive and integrated.  The aggregate purchasing and programming costs of buying and integrating numerous point products can run high, and the time required for integration can delay the time to market.  By contrast, our end-to-end solution solves multiple problems at once and generally offers a customer faster time to market at a lower overall cost.

Second, we are seeing increasing competition directly from software and, to a lesser extent, hardware companies that were not previously active in our markets.  These technology companies are developing more and more video technology point product tools to enable companies to deliver content over the Internet themselves.  Further, companies such as Elemental, Akamai and Adobe are aggressively pushing their video platform technologies into the digital video market to attempt to acquire a portion of the revenues available there.

Third, an increasing number of small online video provider competitors is focusing on only one piece of the digital video delivery process, such as content management.  These types of companies often initially develop a deep expertise in one niche component of the digital video ecosystem, and we expect them to continue to increase the breadth of their offerings.

Finally, we also see indirect competition from media technology companies, such as Hulu, YouTube and Netflix, who develop their own technologies internally and then distribute and monetize the entertainment and international programming of other content owners across different devices.  Our prospective customers who are content producers or aggregators (such as TV networks and studios) may elect to license and distribute their content via these types of third party platforms instead of building out their own platforms with our technology.

To distinguish our offerings from those of our competitors, we seek to offer our customers a comprehensive solution for the distribution and monetization of their content.  Our key differentiator is our ability to provide a complete, integrated, end-to-end solution with a comprehensive suite of interactive digital services, whereas the far narrower point product solutions offered by many companies in our markets ultimately cost the buyer more in terms of invested capital and time to market.  Our suite of technology and other services is directed at the entire spectrum of content distribution:  aggregation; quality of delivery; monetization; reporting; support and maintenance; and services that support continued business growth for our customers.  Further, a cornerstone of our service is our ability to design, develop and launch interactive and social end user interactive experiences more advanced than those of our competitors.  Because of our deep experience in the market, and our commitment to and investment in research and development, our enterprise platform is able to accommodate the largest and smallest of clients with a variety of needs.

Customer Dependence

For the years ended December 31, 2013 and 2012, the same customer accounted for 20% and 13% of revenue, respectively.  As at December 31, 2013, two customers accounted for 26% of accounts receivable:  14% and 12%, respectively.  As at December 31, 2012, two customers accounted for 37% of accounts receivable:  24% and 13%, respectively.  As at December 31, 2013, two customers accounted for 60% of accounts payable:  47% and 13%, respectively.  As at December 31, 2012, the same two customers accounted for 53% of accounts payable:  36% and 17%, respectively.

Seasonality

Our sports content business is seasonal because demand for such programming corresponds to the seasons of the sports for which we stream content.  Because the majority of our sports contracts contain a variable revenue share or usage component, our revenues are the highest during the months when the sports content is streamed live.

Regulation

Governmental and regulatory authorities in some jurisdictions in which our customers’ viewers reside or content originates may impose rules and regulations regarding content distributed over the Internet.  Regulatory schemes can vary significantly from country to country.  We may be subject to broadcasting or other regulations in countries in which our customers have viewers or from which live linear feeds are distributed to us, and we may not be aware of those regulations or their application to us.  Further, governmental and regulatory authorities in many jurisdictions regularly review and modify their broadcasting rules and policies, including the application of those rules and policies to new and emerging media.  International or governmental quality of service or other technical standards could be adopted that could impact our services.

Traditional over-the-air and cable television broadcasting businesses are generally subject to extensive government regulation and significant regulatory oversight in most jurisdictions, including many of the countries from which our customer’s content originates and many of the countries into which we distribute our customers’ content to their viewers.  Regulations typically govern the issuance, amendment, renewal, transfer and ownership of and investment in over-the-air broadcast licenses, cable franchise licenses, competition and cross ownership and sometimes also govern the timing and content of programming, the timing, content and amount of commercial advertising and the amount of foreign versus domestically produced programming.  In many jurisdictions, including the United States and Canada, there are also significant restrictions on the ability of foreign entities to own or control traditional over-the-air television broadcasting businesses.  We are not aware of any regulations in any of the jurisdictions in which our customers’ viewers reside that would require us to be licensed to distribute content over the public Internet.

United States and Canada

In the United States, we may fall within the statutory definition of an MVPD, making us subject to the provisions of the Communications Act of 1934, as amended, and Federal Communications Commission (“FCC”) regulations applicable to MVPDs.  In August 2008, the FCC sought comments regarding whether regulatory fees should be imposed on IPTV service.  While the FCC has not ruled whether providers of IPTV content over the Internet are MVPDs, on March 30, 2012, in MB Docket No. 12-83, the FCC issued a notice seeking comment on whether the definition of MVPD should be expanded to include services delivered via Internet protocol, such as those delivered by us, thereby expanding the scope of the MVPD rules to possibly apply to programming our customers distribute.  No action has been taken in this matter to date, so we do not consider that the statutory and regulatory requirements of MVPDs currently apply to us.  This status could change upon the FCC releasing a final decision in MB Docket No. 12-83.  If we were found to be an MVPD, we may be required to:  scramble any sexually explicit programming our customers distributed (currently, our customers do not distribute any such programming); provide “closed caption” for programs offered to viewers; comply with certain FCC advertising regulations (including advertising loudness rules, which may require report filing and investment in monitoring hardware and software); face possible exposure to state and local franchise registration or regulation; and comply with the FCC’s equal employment opportunity rules.  We generally would not be required to secure approval to deliver IPTV content over the public Internet to viewers residing in the United States.

On January 14, 2014, the D.C. Circuit Court of Appeals struck down the net neutrality rules adopted by the FCC, determining that the FCC did not have the authority to issue or enforce net neutrality rules, as it had failed to identify certain service providers as “common carriers.”  While the FCC could re-define the application of the definition of common carrier and re-institute net neutrality rules, it has not done so.  Several bills re-instituting net neutrality have been proposed in Congress, but none have passed.  AT&T has filed several patent applications for methods to take advantage of the dissolution of the net neutrality rules, and complaints have begun to mount that certain carriers are slowing access to various third party on-line and cloud services.  Unless either Congress or the FCC addresses the scope of its authority, it is possible that broadband service providers could impose restrictions on bandwidth and service delivery that may adversely impact our download speeds or our customers’ ability to deliver content over those facilities, or impose significant end user or other fees that could impact.

In Canada, the Canadian Radio-television and Telecommunications Commission (“CRTC”), an independent public administrative tribunal, exercises regulatory jurisdiction over the provision of broadcasting and telecommunications services in Canada, pursuant to the Broadcasting Act (Canada) (the “Act”) and the Telecommunications Act (Canada), respectively.  Our activities are affected primarily by the provisions of the Act.  The Commission’s statutory jurisdiction is strictly limited to that set out in its governing legislation.  For purposes of broadcasting, that jurisdiction is set out in the Act and the regulations made under the Act.  In exercising its jurisdiction over broadcasting, the CRTC is required to act in accordance with the objectives of the broadcasting policy and regulatory policy set out in the Act.  In October 2009, the CRTC issued Broadcasting Order CRTC 2009-660, reaffirming its previous determination to exempt from licensing (and other requirements under the Act) all “new media broadcasting undertakings” (NMBUs), defined as an undertaking that “provides broadcasting services that are: a. delivered and accessed over the Internet; or b. delivered using point-to-point technology and received by way of mobile devices.”  Any undertaking operating pursuant to this “New Media Exemption Order” is exempted from the requirement under the Act to obtain a license from the CRTC before carrying on a broadcasting undertaking.  Moreover, the Exemption Order does not contain any conditions with respect to compliance with the Canadian ownership and control rules governing undertakings carrying on broadcasting in Canada.

Under the New Media Exemption Order, a NMBU must comply with two conditions to continue to fall under the scope of the Exemption Order.  The first condition requires the undertaking to submit such information regarding its activities in broadcasting in digital media, and such other information that is required by the Commission in order to monitor the development of broadcasting in digital media, at such time and in such form, as requested by the Commission from time to time.  This condition does not apply to our activities in Canada, although the CRTC indicated in Broadcasting Regulatory Policy CRTC 2010-582 that it may decide to extend these requirements to companies like ours.

The second condition is an anti-discrimination rule prohibiting granting any person an “undue preference” or subjecting any person to an “undue disadvantage” in connection with the provision of access to a NMBU’s platforms and customer base.  The scope of the undue preference rule was considered by the CRTC in 2010 (Broadcasting Notice of Consultation CRTC 2010-783).

Subsequently, the CRTC set out its regulatory framework for vertical integration in Broadcasting Regulatory Policy CRTC 2011-601 and implemented that framework through amendments to various regulations (Broadcasting Regulatory Policy CRTC 2012-407) and through amendments to the New Media Exemption Order (see Broadcasting Order CRTC 2012-409).  Pursuant to the vertical integration framework, the CRTC has established a code of conduct for commercial arrangements and interactions between broadcasting distribution undertakings (“BDUs”), programming undertakings and NMBUs.  Because the continued exemption of NMBUs from regulation is conditional on compliance with the above-noted undue preference prohibition, our customers may have to abandon or change business practices in Canada if the CRTC deems them to be “unduly preferential.”  If this content is obtainable from other providers on more attractive terms, our customers could lose these subscribers, which could negatively impact our results of operations.  The CRTC is currently considering the scope of this anti-discrimination rule.

The CRTC has amended the New Media Exemption Order for new media and other various regulations to implement the safeguards established under the vertical integration framework.  In Broadcasting Regulatory Policy CRTC 2012-407, the CRTC extended the vertical integration rules to all newly launched pay and specialty programming services. Moreover, in Broadcasting Order CRTC 2012-409, the CRTC determined that the regulatory safeguards under the vertical integration framework (prohibitions on exclusivity of content, anti-competitive head starts and dispute resolution) would be applicable to the distribution of programming on mobile and retail Internet platforms.  The CRTC prohibits the offering of programming that is dependent upon subscription to a particular mobile or retail Internet access service, and the extension of exclusive programming except under limited circumstances.  The CRTC also amended the New Media Exemption Order to include programming not previously distributed in Canada under the “no head start” rule.  The term “head start” refers to situations where a programming service is launched on a given BDU’s distribution platform prior to the service having been made available for distribution to other BDUs on commercially reasonable terms.  The no head start rule requires availability through alternate entities at the same time that a limited program is released.  The CRTC has also adopted a rule that in the event of a dispute, programming must be supplied while the dispute is pending.  All of these changes may have an impact on our operations and may cause us to make changes in the manner in which we deliver programming to our customers.

Our customers rely on the New Media Exemption Order (renamed the Digital Media Exemption Order by the CRTC in Broadcasting Order CRTC 2012-409) to operate as NMBUs free from Canadian licensing and Canadian ownership and control requirements.  The CRTC’s exemption determination will likely be subject to review by late 2014 or early 2015, or at such time as events dictate.  If the CRTC decides, upon review, to rescind or limit the scope of the New Media Exemption Order, our customers could become subject to licensing or other regulatory requirements under the Act and regulations made under the Act, which could harm our ability to conduct business in Canada.

Citing rapid technological developments, the CRTC issued Notice of Consultation 2011-344 (“Consultation 2011-344”), asking for broad public commentary on developments in “new media” and “over-the-top” (“OTT”) programming.  OTT programming is programming that is delivered via the Internet and that can be accessed without a subscription to a BDU.  The Commission considers that Internet access to programming independent of a facility or network dedicated to its delivery (via, for example, cable or satellite) is the defining feature of what have been termed OTT services.  Consultation 2011-344 was issued partially in response to the urging of the “Over-the-Top Services Working Group” (a coalition of private sector executives from the distribution, telecommunications, broadcasting, production and creative sectors in Canada) who asked the CRTC to note the growing role for foreign OTT services in Canada.  The working group asked the CRTC to initiate a public consultation to investigate whether and how non-Canadian companies should support Canadian cultural programming, as recommended by a Canadian Parliamentary Committee on Canadian Heritage.  In Consultation 2011-344, the CRTC also stated that it has been monitoring the development of broadcasting in new media, adding that OTT programming accessed over the Internet is increasingly available to consumers at attractive price points.

In October 2011, the CRTC issued its “Results of the fact-finding exercise on over-the-top programming services.”  The CRTC found that the evidence did not demonstrate “that the presence of OTT providers in Canada and greater consumption of OTT content is having a negative impact on the ability of the system to achieve the policy objectives of the Broadcasting Act or that there are structural impediments to a competitive response by licensed undertakings to the activities of OTT providers.”  Subsequently, in April 2012, the CRTC issued a written determination that OTT services “have not had an impact sufficient to warrant another fact-finding exercise at this time.”  However, the CRTC will continue to “closely monitor OTT services in the context of the evolving Canadian communications landscape.”

Our operations are also affected by CRTC rules adopted under the Telecommunications Act (Canada) that prevent Internet access providers from discriminating against traffic transmitted to and from end users under the Internet Traffic Management Practice (“ITMP”) regulatory framework issued in Telecom Regulatory Policy CRTC 2009-657.  The ITMP framework regulates how Internet access providers handle traffic on the public Internet.  The ITMP framework prohibits content-blocking; requires detailed prior public notice (followed by a 30-day warning period) before any retail traffic-shaping measures are implemented; and prohibits traffic-shaping that does not address a justifiable purpose in a manner that is narrowly tailored, minimizes harm, and could not have been reasonably avoided through network investment or economic approaches.  These limitations could have an impact on the content delivered to our Canadian customers.

United Kingdom

The United Kingdom Office of Communications (“Ofcom”) implemented regulations in 2010 dealing with On-Demand Programme Services (“ODPS”).  It adopted a co-regulatory structure with The Authority for Television On Demand (“ATVOD”) having primary responsibility over content issues and the Advertising Standards Association regulating advertising on ODPS.  Ofcom amended its designation of ATVOD in September 2012 confirming its designation of ATVOD as an entity permitted to collect regulatory fees and charged with implementing and enforcing advertising, content (including “European Works”) and other regulations.  Ofcom has backstop powers to regulate both content and advertising on such services. ATVOD has issued guidance on what on-demand services fall within its regulatory scope.  Ofcom has clarified that its regulations are meant to provide equal regulatory treatment of linear and on-demand video services.  In reviews of ATVOD decisions Ofcom has determined that an on-demand service is an ODPS subject to ATVOD regulation when “its principal purpose is the provision of programmes the form and content of which are comparable to the form and content of programmes normally included in television programme services.”  Fee-based programs that are the length of comparable linear television programs and which also appear on linear television are more likely to fall within the regulatory regime.  Service providers caught by this regulatory regime for ODPS have to register their service with ATVOD, pay a license fee and conform to the regulations.  ATVOD has set the license fees to be paid in 2013-2014.  Other European Union member states have implemented different regulatory structures to deal with video-on-demand (“VOD”) services under their jurisdiction.  While challenges to the regulatory scope of ATVOD have often been upheld by Ofcom, ATVOD’s jurisdiction over “TV-like” services may be expanded to ensure a level playing field over alternative “TV-like” services.  We continue to believe that our services do not currently meet the definition of an ODPS or otherwise fall within the jurisdiction of Ofcom and ATVOD.  Moreover, as we believe that we are not currently established in the UK or any other European Union member state for the purposes of the directive, we believe that neither our streamed nor our on-demand video services will be regulated within the European Union.

European Union

An update to the European Union “Audiovisual Media Services Directive” was adopted on April 15, 2010.  This amendment expanded the original directive to cover all non-linear VOD services, such as IPTV service providers and content, including subscription-based IPTV content that is distributed over the public Internet in the United Kingdom and to other European Union member states, and subjected these to certain regulatory requirements.  A streamed IPTV service could be subject to regulation as a broadcast service in certain situations.  Under the directive, whether a broadcast or on-demand service, it will be regulated in the member state in which the service provider is established (for example, where it has its head office and editorial control is exercised), and may be subject to any stricter rules of the target country, particularly in instances of “unsuitable content.”  The directive also requires broadcasters to reserve a majority of time for “European works,” and places European work support requirements on on-demand providers.  “European works,” as defined in the European Convention on Transfrontier Television of the Council of Europe, are works that are produced both in a European country (by both member states of the European Union and state parties to such Convention) and “within the framework of bilateral production treaties” between member states and non-member countries when the majority share of the production, cost and control of the production is provided by persons (and entities) that are citizens of a member state, and where the non-member state has not imposed discriminatory conditions.  Editorial transparency rules have been extended to VOD providers, as have rules protecting children from certain content and advertising.  Only the basic tier of regulations otherwise apply to VOD providers, with the more extensive regulations applying only to broadcasters.  Again, as we believe that we are not currently established in the UK or any other European Union member state for the purposes of the directive, neither our streamed nor our on-demand video services should be regulated within the European Union.  On April 24, 2013, the European Commission issued a Green Paper seeking consultation on the current state of media delivery and regulation, with the Consultation closing on September 30, 2013.  No regulatory actions have been proposed but the European Commission reserves the right to propose regulatory or self-regulatory actions in response to the consultation.

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

The ITU has also undertaken the drafting and adoption of global standards for IPTV.  In January of 2008 the IPTV Focus Group (established by the ITU to coordinate the recommendations of various study groups reviewing IPTV standards, and promote the development of unified global IPTV standards) completed its recommendations regarding the IPTV Global Standards Initiative and transmitted its recommendations to the umbrella Global Standards Initiative (the IPTV-GSI).  The purpose of the IPTV-GSI is to organize events for the development of IPTV standards that may be adopted by the ITU.  As part of the establishment of the IPTV-GSI, the Telecommunication Standardization Advisory Group (which is principally responsible for the development of telecommunications standards) confirmed the mandate for and expanded the membership of the IPTV-JCA (Joint Coordination Activities), which is charged with the continued development of global IPTV standards and coordination of various study groups.  The membership is being extended to include other standards organizations involved with the ITU-T in the IPTV work stemming from the results of the IPTV Focus Group.  An IPTV-GSI Technical and Strategic Review (TSR) process has been set up which will operate at every IPTV-GSI event and will bring to the IPTV-JCA any issues requiring guidance or recommendations for action parent group for the development of draft recommendations.  While the work of these study groups and the IPTV-GSI focus primarily on technical and quality delivery and measurement standards, the adoption of standards could have an impact on our operations in various countries.

Other International Laws and Regulations

Any future or proposed regulatory initiatives regulating IPTV content in any of the jurisdictions in which our customers’ viewers reside may require us to modify or block content in particular jurisdictions in order to continue distributing content in those jurisdictions, or to minimize the potential negative impact of distribution on our operations.

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

Employees

As of March 10, 2014, we had 453 total employees, 252 of whom were full-time employees.

Executive Officers

The following sets forth information regarding our executive officers.  The term of each officer is for one year or until a successor is elected.  Officers are normally elected annually.

Name and Age	Office	Term as Officer

Nancy Li, 56	President and Chief Executive Officer	2008 - present
G. Scott Paterson, 50	Vice Chairman	2008 - present
	Chairman	2002 - 2008
	Chief Executive Officer	2005 - 2007 and 2008
Arthur J. McCarthy, 57	Chief Financial Officer	2008 - present
Roy E. Reichbach, 51	General Counsel and Corporate Secretary	2008 - present
Horngwei (Michael) Her, 50	Executive Vice President, Research and Development	2008 - present
Ronald Nunn, 61	Executive Vice President, Business Operations	2008 - present
J. Christopher Wagner, 54	Executive Vice President, Marketplace Strategy	2008 - present

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

Our ability to increase revenue will depend in part on our ability to continue growing the business and acquiring new customers, which may require significant additional capital that may not be available to us.  We may need additional financing due to future developments, changes in our business plan or failure of our current business plan to succeed, which could result from increased marketing, distribution or programming costs.  Our actual funding requirements could vary materially from our current estimates.  If additional financing is needed, we may not be able to raise sufficient funds on favorable terms or at all.  If we issue common stock, or securities convertible into common stock, in the future, such issuance will result in the then-existing stockholders sustaining dilution to their relative proportion of our outstanding equity.  If we fail to obtain any necessary financing on a timely basis, then our ability to execute our current business plan may be limited, and our business, liquidity and financial condition could be harmed.

We are a small enterprise with a short operating history, which makes it difficult to evaluate our prospects.

We are still building out our current business.  In 2006, our core business model evolved from providing professional information technology services and international programming to providing customized, end-to-end, interactive content services for a wide range of professional and collegiate sports properties, cable networks and operators, content owners and distributors, and telecommunication companies.  From our inception, we have incurred substantial net losses.  We expend significant funds on research and development, maintaining adequate video-streaming and database software, and the construction and maintenance of our delivery infrastructure and office facilities.  Although our non-GAAP Adjusted EBITDA losses (as defined in Item 7) have continuously improved year-over-year and management expects this trend to continue, many of the expenses, problems and delays encountered by an enterprise such as ours may be beyond our control.  If we are ultimately unable to generate sufficient revenue to become profitable and have sustainable net positive cash flows, our investors could lose some or all of their investment.

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

The costs of network access may rise, which could negatively impact our profitability.

We rely on Internet providers for our principal connections and network access to stream audio and video content to our customers’ viewers.  As demand for streamed media continues to increase, we cannot assure you that Internet providers will continue to price their network access services on reasonable terms.  The distribution of streaming media requires distribution of large content files and providers of network access may change their business model and increase their prices significantly.  In order for our distribution services to be successful, there must be a reasonable price model in place to allow for the continuous distribution of large streaming media files.  To the extent that Internet providers implement usage-based pricing, institute bandwidth caps, or otherwise try to monetize access to their networks by data providers, we could incur greater operating expenses.

If Internet providers engage in discriminatory practices against certain types of traffic on their networks, our business could be negatively affected.

The decision of a United States Court of Appeals, on January 14, 2014, that the Federal Communications Commission acted outside of its authority when it adopted the so-called net neutrality rules (intended, in part, to prevent network operators from discriminating against legal traffic that transverse their networks) may result in Internet providers discriminating against certain types of traffic on their networks and/or favoring other types of traffic that pay for the privilege of being in the favored category.  If such discriminatory pricing were put into place, our costs could increase (because our customers decided to pay to be included in the favored category or providers), or the viewership of our customers’ content could decline (due to a decline in the speed with which our customers’ content was streamed to viewers).  Within such a regulatory environment, coupled with the significant political and economic power of Internet providers, our customers could experience discriminatory or anti-competitive practices that could impede their growth, which could negatively impact our profitability or otherwise negatively affect our business.

Our reputation and relationships with customers would be harmed if their subscribers’ data, particularly billing data, were to be accessed by unauthorized persons.

We maintain personal data regarding our customers’ subscribers, including names and, in many cases, mailing addresses, and we take measures to protect against unauthorized access to subscriber data.  If, despite these measures, we experience any unauthorized access of subscriber data, customers may elect to not continue to work with us, we could face legal claims, and our business could be adversely affected.  Similarly, recent well-publicized cases of unauthorized access to consumer data could lead to general public loss of confidence in the use of the Internet for commerce transactions, which could adversely affect our business.

Demand for the content our customers offer may be insufficient for us to achieve and sustain profitability.

One of our objectives is to offer programming that sustains loyal audiences in or across various demographic groups.  The attractiveness of our customers’ content offerings and ability to retain and grow the audiences for their programs will be an important factor in their ability to sell subscriptions and will depend, among other things, upon:

•	whether they offer, market and distribute high-quality programming consistent with subscribers’ tastes;
•	the marketing and pricing strategies that they employ relative to those of their competitors; and
•	subscribers’ willingness to pay pay-per-view or subscription fees to access our customers’ content.

Their content offerings may not attract or retain the anticipated number of subscribers and some content may offend or alienate subscribers that are outside of the target audience for that content.  Our results of operations will depend in part upon our ability and that of our customers to increase their subscriber bases while maintaining their preferred pricing strategies, managing costs and controlling subscriber turnover rates.

We may have difficulty, and incur substantial costs, in scaling and adapting our existing systems architecture to accommodate increased traffic, technology advances or customer requirements.

Our future success will depend on our ability to adapt to rapidly changing technologies, to adapt our services to evolving industry standards and to improve the performance and reliability of our services.  The IPTV industry, the Internet and the video entertainment industries in general are characterized by rapid technological change, frequent new product innovations, changes in customer requirements and expectations and evolving industry standards.  We cannot assure you that one or more of the technologies we use will not become obsolete or that our services will be in demand at the time they are offered.  If we or our customers are unable to keep pace with technological and industry changes, our business may be unsuccessful.

In the future, we may be required to make changes to our systems architecture or move to a completely new architecture.  To the extent that demand for our services, content and other media offerings increases, we will need to expand our infrastructure, including the capacity of our hardware servers and the sophistication of our software.  If we are required to switch architectures, we may incur substantial costs and experience delays or interruptions in our service.  These delays or interruptions in our service may cause customers and their viewers to become dissatisfied and move to competing providers of IPTV services.  An unanticipated loss of traffic, increased costs, inefficiencies or failures to adapt to new technologies or user requirements and the associated adjustments to our systems architecture could harm our operating results and financial condition.

In addition, we intend to introduce new services and/or functionalities to increase our customers’ subscriber bases and long-term profitability, such as targeted advertising insertion and personal video recording.  These services are dependent on successful integration of new technologies into our distribution infrastructure.

We depend on third parties to develop technologies used in key elements of our IPTV services.  More advanced technologies that we may wish to use may not be available to us on reasonable terms or in a timely manner.  Further, our competitors may have access to technologies not available to us, which may enable these competitors to offer products of greater interest to consumers or at more competitive costs.

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

We are continuing to grow and diversify our business both domestically and internationally.  As a result, we will need to expand and adapt our operational infrastructure.  To manage growth effectively, we must, among other things, continue to develop our internal and external sales forces, our distribution infrastructure capability, our customer and subscriber service operations and our information systems, maintain our relationships with our customers, effectively enter new areas of the sports and other programming markets and effectively manage the demands of day-to-day operations in new areas while attempting to execute our business strategy and realize the projected growth and revenue targets developed by our management.  We will also need to continue to expand, train and manage our employee base, and our management must assume even greater levels of responsibility.  If we are unable to manage growth effectively, we may experience a decrease in customer growth and an increase in customer turnover, which could negatively impact our financial condition, profitability and cash flows.

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

We may in the future acquire or make strategic investments in a number of companies, including through joint ventures.  Such transactions may result in dilutive issuances of equity securities, use of our cash resources, incurrence of debt and amortization of expenses related to intangible assets.  Any such acquisitions and strategic investments would be accompanied by a number of risks, including:

•	the difficulty of assimilating operations and personnel of acquired companies into our operations;
•	the potential disruption of ongoing business and distraction of management;
•	additional operating losses and expenses of the businesses acquired or in which we invest;
•	the difficulty of integrating acquired technology and rights into our services and unanticipated expenses related to such integration;
•	the potential for patent and trademark infringement claims against the acquired company;
•	the impairment of relationships with customers of the companies we acquired or with our customers as a result of the integration of acquired operations;
•	the impairment of relationships with employees of the acquired companies or our employees as a result of integration of new management personnel;
•	the difficulty of integrating the acquired company’s accounting, management information, human resources and other administrative systems;
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

Our success as a business depends, in part, on our ability to provide consistently high-quality video streams to our customers’ viewers through our infrastructure and IPTV technology on a consistent basis.  Our infrastructure is susceptible to natural or man-made disasters such as hurricanes, earthquakes, floods, fires, power loss and sabotage, as well as interruptions from technology malfunctions, computer viruses and hacker attacks.  Other potential service interruptions may result from unanticipated demands on network infrastructure, increased traffic or problems in customer service.  Significant disruptions in our infrastructure would likely affect the quality and continuity of our service, could harm our goodwill and the NeuLion brand and ultimately could significantly and negatively impact the amount of revenue we may earn from our service.  We may not carry sufficient business interruption insurance to compensate for losses that could occur as a result of an interruption in our services.

Anything that negatively impacts our customers’ businesses could harm our business as well.

The success of our business depends significantly on our relationships with our customers.  We enter into distribution and service agreements to distribute content.  Our realization of our business goals depends in part on the cooperation, good faith, programming and overall success of our customers.  Because of our dependency on our customers, should a customer’s business suffer as a result of increased competition, increased costs of programming, technological problems, regulatory changes, adverse effects of litigation or other factors, our business may suffer as well.  Financial difficulties experienced by our customers, such as bankruptcy, insolvency, liquidation or winding up of daily operations, could also have negative consequences on our business.  A failure by one of our customers to perform its obligations under its agreement could have detrimental financial consequences for our business.  The agreements are for various terms and have varying provisions regarding renewal or extension.  If we are unable to renew or extend these agreements at the conclusion of their respective terms, our business and results of operations could be harmed.

Our customers may be required to abandon or change business practices in Canada if the regulator deems them to be unduly preferential.

Because the CRTC conditions its exemption from regulation of NMBUs on compliance with the anti-discrimination rule prohibiting the exercise of an “undue preference,” our customers may have to abandon or change business practices in Canada if the CRTC deems them to be “unduly preferential.”  If this content is obtainable from other providers on more attractive terms, our customers could lose these subscribers, which could negatively impact our results of operations.  The CRTC oversees the scope of this anti-discrimination rule on an ongoing basis primarily through the complaints and dispute resolution process (and to the extent that it announces a policy proceeding to examine the framework from time to time).

We may cease to be exempted from the requirements of the Broadcasting Act (Canada).

Toward the end of 2013, the CRTC began seeking the views of the public concerning the future direction of Canada’s television regulatory framework.  The views that are being sought pertain to programming content, technology use and the extent of informed choices in viewing.  Therefore, there is a small chance that the tensions between traditional business models that have been pervasive in the television industry and new media development will be resolved in a manner that is less favorable to our business.  This might particularly be the case if the CRTC decides to introduce regulation of NMBUs to require them to produce, acquire or exhibit domestic Canadian content programming.

As mentioned, our customers rely on the CRTC’s New Media Exemption Order and the exemption it provides for Internet-based “new media” from Canadian licensing and Canadian ownership and control requirements.  The exemption allows them to attract and serve Canadian subscribers without being subject to such requirements.  The CRTC’s exemption determination will likely be subject to review by late 2014 or early 2015, or at such time as events dictate.  If the CRTC decides, upon review, to rescind or limit the scope of the New Media Exemption Order, our customers could become subject to licensing or other regulatory requirements under the Act and regulations made under the Act, which could harm our ability to conduct business in Canada.

Our business may be impaired by third-party intellectual property rights in the programming content of our customers.

We are exposed to liability risk in respect of the content that our customers distribute over the Internet, relating to both infringement of third-party rights to the content and infringement of the laws of various jurisdictions governing the type and/or nature of the content.  We rely in large part on our customers’ obligations under our agreements to ensure intellectual property rights compliance globally, including securing the primary rights to distribute programming and other content over the Internet, and to advise us of any potential or actual infringement so that we may take appropriate action if such content is not intellectual property rights-compliant or is otherwise obscene, defamatory or indecent.  In the event that our partners are in breach of the rights related to specific programming and other content, they may be required to cease distributing or marketing the relevant content to prevent any infringement of related rights, and may be subject to claims of damages for infringement of such rights.

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

Our business depends on continued and unimpeded access to the Internet at non-discriminatory prices.  Internet access providers and Internet backbone providers may be able to block, limit, degrade or charge for access to certain of our products and services, which could lead to additional expenses and the loss of users.

Our products and services depend on the ability of our customers’ viewers to access the Internet, and certain of our customers’ products require significant bandwidth to work effectively.  Currently, this access is provided by companies that have significant and increasing market power in the broadband and Internet access marketplace, including incumbent telephone companies, cable companies and mobile communications companies.  Some of these providers have stated that they may take measures that could degrade, disrupt or increase the cost of user access by restricting or prohibiting the use of their infrastructure to support or facilitate offerings, or by charging increased fees to provide offerings, while others, including some of the largest providers of broadband Internet access services, have committed to not engaging in such behavior.

The ability of the FCC to regulate broadband Internet access services was called into question by an April 2010 ruling of the United States Court of Appeals for the D.C. Circuit.  The FCC then proposed new rules regulating broadband Internet access, but on January 14, 2014, the D.C. Circuit Court of Appeals struck down the net neutrality rules adopted by the FCC, determining that the FCC did not have the authority to issue or enforce net neutrality rules, as it had failed to identify certain service providers as “common carriers.”  While the FCC could re-define the application of the definition of common carrier and re-institute net neutrality rules, it has not done so.  Several bills re-instituting net neutrality have been proposed in Congress, but none have passed.  AT&T has filed several patent applications for methods to take advantage of the dissolution of the net neutrality rules, and complaints have begun to mount that certain carriers are slowing access to various third party on-line and cloud services.  Unless either Congress or the FCC addresses the scope of its authority it is possible that broadband service providers could impose restrictions on bandwidth and service delivery that may adversely impact our download speeds or ability to deliver content over those facilities, or impose significant end user or other fees that could impact the cost of our services to end users, or our delivery costs.  As a result of the Court’s action and the FCC’s inaction, current and future actions by broadband Internet access providers may also result in limitations on access to our services, a loss of existing users, or increased costs to us, our users or our customers, thereby impairing our ability to attract new users, or limiting our opportunities and models for revenue and growth.

Internet transmissions may be subject to theft and malicious attacks, which could cause us to lose customers and revenue.

Like all Internet transmissions, streaming content may be subject to interception and malicious attack.  Pirates may be able to obtain or redistribute programs without paying fees.  Our distribution infrastructure is exposed to spam, viruses, worms, spyware, denial of service or other attacks by hackers and other acts of malice.  Theft of our content or attacks on our distribution infrastructure would reduce future potential revenue and increase our infrastructure costs.

We use security measures intended to make theft of content and consumer data more difficult.  However, if we are required to upgrade or replace existing security technology, the cost of such security upgrades or replacements could negatively impact our financial condition, profitability and cash flows.  In addition, other illegal methods that compromise Internet transmissions may be developed in the future.  If we cannot control compromises of our service, then our customers’ net subscriber acquisition costs and subscriber turnover could increase, our revenue could decrease and our ability to contract with new customers could be impaired.

Privacy concerns could harm our business and operating results, and deter current and potential users from using our products and services.

In the ordinary course of business, we collect and utilize data supplied by our customers’ subscribers.  Increased regulation of data utilization practices, including self-regulation or findings under existing laws, that limit our ability to use collected data, could have an adverse effect on our business.  In addition, if we were to disclose data about our customers’ subscribers in a manner that was objectionable to the subscribers, our reputation could be damaged, the number of subscribers could decline, and we and our customers could face potential legal claims that could ultimately impact our operating results.  As our business evolves and grows, we may become subject to additional and/or more stringent legal obligations concerning the treatment of subscriber information.  Failure to comply with these obligations could subject us to liability, and to the extent that we need to alter our business model or practices to adapt to these obligations, we could incur additional expenses.

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

We contract with various entities around the world, including in respect of the acquisition of rights to distribute content via the Internet.  As a result, we are exposed to foreign business, political and economic risks, including:

•	political and economic instability;
•	less developed infrastructures in newly industrializing countries;
•	susceptibility to interruption of feeds in foreign areas due to war, terrorist attacks, medical epidemics, changes in political regimes and general interest rate and currency instability;
•	exposure to possible litigation or claims in foreign jurisdictions; and
•	competition from foreign-based technology service providers, and the existence of protectionist laws and business practices that favor such entities.

If any of these risks are realized, it could hurt our business, financial position and results of operations.

Item 1B. Unresolved Staff Comments

As a smaller reporting company, we are not required to include this information in our Annual Report on Form 10-K.

Item 2. Properties

Our principal executive offices are located in Plainview, New York.  We lease the following properties:

Description	Location	Expiration of Lease	Use of Property
Lease	Plainview, New York	Month-to-month	Business office
Lease	Sanford, Florida	November 2014	Business office
Lease	New York, New York	November 2016	Business office
Lease	Toronto, Ontario, Canada	June 2017	Business office
Lease	Burnaby, British Columbia, Canada	March 31, 2014	Business office
Lease	London, England	Month-to-month	Business office
Lease	Beijing, China	July 2016	Business office
Lease	Shanghai, China	June 2015	Business office
Lease	Toronto, Ontario, Canada	January 2015	Colocation/equipment
Lease	Slough, England	January 2015	Colocation/equipment
Lease	Palo Alto, CA	January 2015	Colocation/equipment
Lease	Savage, MD	August 2014	Colocation/equipment
Lease	Bellevue, NE	June 2014	Colocation/equipment
Lease	North Bergen, NJ	January 2015	Colocation/equipment
Lease	Hauppauge, NY	August 2014	Colocation/equipment
Lease	New York, NY	January 2015	Colocation/equipment
Lease	Dallas, TX	January 2015	Colocation/equipment

Item 3. Legal Proceedings

There is no material litigation currently pending or threatened against us or, to our knowledge, any of our officers or directors in their capacity as such.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price Information

There is no established public trading market for our common stock in the United States.  The TSX is the principal established foreign public trading market for our common stock, which trades under the symbol NLN.  The table below sets forth, for the periods indicated, the high and low sales prices of our common stock on the TSX, in Canadian dollars, for each full quarterly period within the two most recent fiscal years, as reported by the TSX.

Fiscal Year	High	Low

2013
First Quarter	$0.51	$0.25
Second Quarter	$0.55	$0.275
Third Quarter	$0.57	$0.42
Fourth Quarter	$0.66	$0.46

Fiscal Year	High	Low

2012
First Quarter	$0.40	$0.21
Second Quarter	$0.26	$0.18
Third Quarter	$0.25	$0.15
Fourth Quarter	$0.33	$0.22

Stockholders

As of March 10, 2014, there were 229 holders of record of our common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2013 with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders

2012 Omnibus Securities and Incentive Plan (1)	14,193,000	$0.44	4,807,000

Second Amended and Restated Stock Option Plan (2)	10,074,500	$0.40	11,216,292

Amended and Restated Directors’ Compensation Plan (3)	0	N/A	2,699,893

Employee Share Purchase Plan (4)	N/A	N/A	N/A

Equity compensation plans not approved by security holders
None	N/A	N/A	N/A
Total	24,267,500	$0.42	18,723,185

(1)	The maximum number of shares of common stock issuable upon exercise of securities granted pursuant to the 2012 Omnibus Securities and Incentive Plan (the “2012 Plan”) shall be 20,000,000.
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

On May 9, 2012 (the “Issuance Date”), we executed a warrant certificate in favor of Raine Advisors LLC, a consultant, for the issuance of up to 3,789,482 warrants to purchase up to such number of shares of common stock of the Company at an exercise price of $0.2201 per share (a weighted-average exercise price of $0.2201 per share).  On the Issuance Date, 1,894,741 warrants automatically vested.  The remaining 1,894,741 warrants shall vest on such date that occurs prior to the expiration date, which shall be 10 years from the Issuance Date, upon Raine’s satisfaction of certain conditions set forth in the warrant certificate.  All of such warrants were outstanding as of December 31, 2013.

Recent Sales of Unregistered Securities

Information regarding other securities sold by us but not registered under the Securities Act of 1933, as amended (the “Securities Act”), during the fiscal year ended December 31, 2013 has been previously included in our Quarterly Reports on Form 10-Q for the periods ended March 31, 2013, June 30, 2013 and September 30, 2013 and in our Current Reports on Form 8-K filed with the SEC on June 6, 2013, October 18, 2013 and November 1, 2013.

Information regarding securities sold by us but not registered under the Securities Act subsequent to the quarter ended September 30, 2013 through December 31, 2013 that were not reported on a Current Report on Form 8-K filed with the SEC during that period is as follows:

1. On December 19, 2013, we issued shares of common stock without registration under the Securities Act to non-management directors, in payment pursuant to our Directors’ Compensation Plan of their semi-annual directors’ fees for the six-month period ended December 31, 2013, in the following aggregate amounts:

John R. Anderson	22,481
Gabriel A. Battista	16,730
Shirley Strum Kenny	37,643
David Kronfeld	27,187
Charles B. Wang	39,734
Total	143,775

The aggregate value of the 143,775 shares of common stock issued to Dr. Kenny and Messrs. Anderson, Battista, Kronfeld and Wang was $68,750 on the date of issuance.  We issued these shares of common stock pursuant to the exemption from registration set forth in Section 4(2) of the Securities Act and Regulation D promulgated thereunder.  This issuance qualified for exemption from registration under the Securities Act because (i) each of the directors was an accredited investor at the time of the issuance, (ii) we did not engage in any general solicitation or advertising in connection with the issuance, and (iii) each of the directors received restricted securities.

2.  Between October 1, 2013 and December 31, 2013, certain subscribers to the Company’s September 25, 2012 private placement residing outside the United States exercised an aggregate of 2,137,500 Warrants and received 930,959 shares of common stock.  Per the terms of the Warrant certificates, the Warrant exercise took place on a cashless basis, which resulted in the holder receiving the number of shares of common stock determined by dividing the “intrinsic value” of the Warrants being exercised by the “fair market value.”  The “intrinsic value” per share was determined by subtracting the exercise price of $0.30 per share from the fair market value (conversion from Canadian dollars to US dollars took place).  The “fair market value” means the average of the closing prices of the common stock of the Company from the five days immediately prior to the date on which the Company received an exercise notice from a holder.  As a result of the cashless exercise, the holder did not make any payment to the Company in connection with exercising the Warrants.  The Company offered and sold the common stock in reliance on the exemption from registration afforded by Regulation S under the Securities Act.

Repurchases of Equity Securities During the Fourth Quarter of the Fiscal Year Ended December 31, 2013

None.

Item 6. Selected Financial Data

As a smaller reporting company, we are not required to include this information in our Annual Report on Form 10-K.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis (“MD&A”) of the financial condition and results of operations of the Company should be read in conjunction with our audited consolidated financial statements and accompanying notes for the years ended December 31, 2013 and 2012, which have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). All dollar amounts are in U.S. dollars (“US$” or “$”) unless stated otherwise. As at March 7, 2014 the Bank of Canada noon rate for conversion of United States dollars to Canadian dollars (“CDN$”) was US$1 to CDN$1.1089.

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

Overview

NeuLion is a technology service provider that specializes in the digital video broadcasting, distribution and monetization of live and on-demand content to Internet-enabled devices. Through our cloud-based end-to-end solution, we build and manage interactive digital networks that enable our customers to provide a destination for their viewers to view and interact with their content. We were incorporated on January 14, 2000 under the Canada Business Corporations Act and were domesticated under Delaware law on November 30, 2010. Our common stock is listed on the Toronto Stock Exchange (“TSX”) under the symbol NLN.

Our core business and business model have evolved from being a provider of professional information technology services and international programming to a provider of customized, end-to-end, interactive content services for a wide range of professional and collegiate sports properties, cable networks and operators, content owners and distributors, and telecommunication companies.  With a fundamental shift in the way media is now being consumed, technological advancements are affecting how, when and where consumers connect to content.  Our technology enables our customers to capitalize on the growing consumer demand for viewing interactive content on multiple types of Internet-enabled devices by enabling the delivery of content to a range of these devices, such as PCs, smartphones and tablets, and by also providing our customers with a technology platform to manage their content.  Our cloud-based technology platform offers a variety of digital technology and services, including content ingestion, live encoding, live video editing, advertising insertion and management, pay flow and premium content payment support, video player software development kits, multi-platform device delivery, content management, subscriber management, digital rights management, billing services, app development, website design, analytics and reporting.

Key Performance Indicators

	2013 YE (million)	2012 YE (million)	% change	Q4 2013 (million)	Q4 2012 (million)	% change

Financial Indicators

Total Revenue	$47.1	$39.0	21%	$14.1	$10.5	34%
Pro Sports (1)	$20.9	$13.5	55%	$6.8	$3.9	74%
College Sports (1)	$12.6	$10.9	16%	$3.8	$3.2	19%
TV Everywhere (1)	$11.3	$10.6	7%	$3.0	$2.9	3%

Non-GAAP Adjusted Gross Margin % (2)	72%	65%	7%	72%	69%	3%

Non-GAAP Adjusted EBITDA (3)	$3.5	$(3.3)	-	$2.2	$0.8	175%

Consolidated Net Income (Loss)	$(2.3)	$(10.1)	-	$1.1	$(0.8)	-

	2013 YE	2012 YE	% change
Non-Financial Indicator

Video Streamed (4)	154.5 petabytes	82.3 petabytes	88%

(1)	Excludes equipment revenue.
(2)
We report non-GAAP Adjusted Gross Margin % because it is a key measure used by management to evaluate our results and make strategic decisions about the Company, including potential acquisitions. Non-GAAP Adjusted Gross Margin % represents consolidated operating income (loss) plus depreciation and amortization, research and development expenses and selling, general and administrative expenses divided by total revenue. This measure does not have any standardized meaning prescribed by U.S. GAAP and therefore is unlikely to be comparable to the calculation of similar measures used by other companies, and should not be viewed as an alternative to measures of financial performance or changes in cash flows calculated in accordance with U.S. GAAP.  A reconciliation is provided below.

(3)
We report non-GAAP Adjusted EBITDA because it is a key measure used by management to evaluate our results and make strategic decisions about the Company, including potential acquisitions. Non-GAAP Adjusted EBITDA represents net income (loss) before interest, income taxes, depreciation and amortization, stock-based compensation, unrealized gain/loss on derivatives, investment income, non-controlling interests and foreign exchange gain/loss. This measure does not have any standardized meaning prescribed by U.S. GAAP and therefore is unlikely to be comparable to the calculation of similar measures used by other companies, and should not be viewed as an alternative to measures of financial performance or changes in cash flows calculated in accordance with U.S. GAAP.  A reconciliation is provided below.

(4)
A petabyte is 1015 bytes of digital information.  One petabyte is equivalent to 1000 terabytes.  The figures shown in the table above represent the amount of video streamed on all of our business-to-business (“B2B”) platforms (Pro Sports, College Sports and TV Everywhere).  We believe the amount of video streamed is a key performance indicator because our contracts typically include a revenue share or usage fee component.

Overall Performance – Year-ended December 31, 2013 vs year-ended December 31, 2012

Total revenue for fiscal 2013 was $47.1 million, an increase of $8.1 million, or 21%, from $39.0 million in fiscal 2012. The increase of $8.1 million was due to an increase in services revenue of $9.1 million offset by a decrease in equipment revenue of $1.0 million.  The $9.1 million increase in services revenue was primarily attributable to an increase in revenue in our Pro Sports category of customers.

Our non-GAAP Adjusted Gross Margin % (as defined above and reconciled below) was 72% for the year ended December 31, 2013, compared with 65% for the year ended December 31, 2012. The 7% improvement in non-GAAP Adjusted Gross Margin % was primarily due to decreased bandwidth costs as well as a decrease in our equipment revenue and related cost of revenue.

Our non-GAAP Adjusted EBITDA (as defined above and reconciled below) was $3.5 million for the year ended December 31, 2013, compared with $(3.3) million for the year ended December 31, 2012. The improvement in non-GAAP Adjusted EBITDA of $6.8 million was due to an increase in revenue of $8.1 million and a decrease in cost of revenue of $0.4 million offset by an increase of $1.7 million in selling, general and administrative expenses, excluding stock-based compensation, and research and development expenses.

Our consolidated net loss for the year ended December 31, 2013 was $2.3 million, or a loss of $0.01 per basic and diluted share of common stock, compared with a net loss of $10.1 million, or a loss of $0.07 per basic and diluted share of common stock, for the year ended December 31, 2012. The improvement in consolidated net loss of $7.8 million was primarily attributable to the items discussed above relating to non-GAAP Adjusted EBITDA.

The reconciliation from consolidated operating loss to non-GAAP Adjusted Gross Margin % is as follows:

Consolidated Statement of Operations Reconciliation:
	Years ended
	December 31,
	2013	2012
	$	$

Consolidated operating loss on a GAAP basis	(1,639,586)	(9,333,040)

Depreciation and amortization	3,755,054	4,407,474
Research and development	7,422,802	6,672,778
Selling, general and administrative, including stock-based compensation	24,289,845	23,541,296
Non-GAAP Adjusted Gross Margin	33,828,115	25,288,508

Non-GAAP Adjusted Gross Margin % (as a % of total revenue)	72%	65%

The reconciliation from net loss to non-GAAP Adjusted EBITDA is as follows:

Consolidated Statement of Operations Reconciliation:
	Years ended
	December 31,
	2013	2012
	$	$

Consolidated net loss on a GAAP basis	(2,278,345)	(10,078,764)

Depreciation and amortization	3,755,054	4,407,474
Stock-based compensation	1,416,892	1,627,231
Discount on convertible note	233,769	77,922
Income taxes	276,846	612,884
Interest and foreign exchange loss	128,144	54,918

Non-GAAP Adjusted EBITDA	3,532,360	(3,298,335)

Overall Performance – Three months ended December 31, 2013 vs three months ended December 31, 2012

Total revenue for the three months ended December 31, 2013 was $14.1 million, an increase of $3.6 million, or 34%, from $10.5 million for the three months ended December 31, 2012. The $3.6 million increase in total revenue was primarily attributable to an increase in revenue in our Pro Sports category of customers.

Our non-GAAP Adjusted Gross Margin % (as defined above and reconciled below) was 72% for the three months ended December 31, 2013, compared with 69% for the three months ended December 31, 2012. The 3% improvement in non-GAAP Adjusted Gross Margin % was primarily due to decreased bandwidth costs.

Our non-GAAP Adjusted EBITDA (as defined above and reconciled below) was $2.2 million for the three months ended December 31, 2013, compared with $0.8 million for the year ended December 31, 2012. The improvement in non-GAAP Adjusted EBITDA of $1.4 million was due to an increase in revenue of $3.6 million offset by increases in cost of revenues of $0.8 million and selling, general and administrative expenses, excluding stock-based compensation and research and development expenses of $1.4 million.

Our consolidated net income for the three months ended December 31, 2013 was $1.1 million, or income of $0.00 per basic and diluted share of common stock, compared with a net loss of $0.8 million, or a loss of $0.00 per basic and diluted share of common stock, for the three months ended December 31, 2012.  The improvement of $1.9 million was primarily attributable to the items discussed above relating to non-GAAP Adjusted EBITDA.

 The reconciliation from consolidated operating income (loss) to non-GAAP Adjusted Gross Margin % is as follows:

Consolidated Statement of Operations Reconciliation:
	Three months ended
	December 31,
	2013	2012
	$	$

Consolidated operating income (loss) on a GAAP basis	1,117,379	(433,242)

Amortization and depreciation	767,782	842,614
Research and development	1,962,676	1,663,510
Selling, general and administrative, including stock-based compensation	6,300,462	5,244,689
Non-GAAP Adjusted Gross Margin	10,148,299	7,317,571

Non-GAAP Adjusted Gross Margin % (as a % of total revenue)	72%	69%

The reconciliation from net income (loss) to non-GAAP Adjusted EBITDA is as follows:

Consolidated Statement of Operations Reconciliation:
	Three months ended
	December 31,
	2013	2012
	$	$

Consolidated net income (loss) on a GAAP basis	1,071,979	(862,040)

Depreciation and amortization	767,782	842,614
Stock-based compensation	344,291	361,497
Discount on convertible note	-	77,922
Income taxes	11,556	333,884
Interest and foreign exchange loss	33,844	16,992

Non-GAAP Adjusted EBITDA	2,229,452	770,869

OPERATIONS

Revenue

We earn revenue from four broad categories of customers:

• Professional Sports
This category contains all of our professional sports programming customers. These customers include the National Football League (NFL), the National Hockey League (NHL), the National Basketball Association (NBA), Ultimate Fighting Championship (UFC), Major League Soccer (MLS), the American Hockey League (AHL), the Canadian Football League (CFL), the Western Hockey League (WHL), the Ontario Hockey League (OHL), and the Professional Bowlers Association (PBA).

• College Sports
This category contains all of our college and collegiate conference customers. We partner with many National Collegiate Athletic Association (NCAA) schools and conferences and have agreements in place with over 175 colleges, universities or related sites.  These customers include the University of North Carolina, Duke University, the University of Oregon, Louisiana State University, Mississippi State University, Arkansas State University, the University of Nebraska, Texas A&M University, the Big 12 Conference and the Southern Conference, Pac 12 member schools, the University of Oklahoma,  the Ivy League Digitial Network and the University of Maryland.

• TV Everywhere
This category contains all of our cable networks and operators, entertainment companies, content aggregators and MVPDs. These customers include ESPN, Univision, China Network Television (a new media agency of China Central Television), Sport TV, Rogers Media, Sportsnet, Outdoor Channel, TVG Network, CBC, Zon Multimedia, Independent Film Channel, Cablevision, MSG Varsity, Shaw Communications, the Big Ten Network, Participant Media and the Gospel Music Channel.

• Other Customers
This category includes our B2C business, in which we market our own content directly to customers, and various consulting services. Effective April 1, 2012, the Company amended its agreement with KyLin TV, such that, in addition to the services we previously provided, KyLin TV was appointed the exclusive distributor of the Company’s B2C IPTV interests. As exclusive distributor, KyLin TV obtains, advertises and markets most of the Company’s B2C content, in accordance with the terms of the amendment. Accordingly, KyLin TV records the gross revenues from the Company’s B2C content as well as the associated license fees expense, whereas the Company records revenues in accordance with the revised fee schedule in the amendment.  We record revenues from KyLin TV in our TV Everywhere category of customers.

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

• Equipment revenue, which is non-recurring, consists of the sale of STBs to content partners and/or end users and is recognized when title to an STB passes to our customer. Shipping revenue, STB rentals and computer hardware sales are also included in equipment revenue.

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

Selling, general and administrative expenses, including stock-based compensation

Selling, general and administrative (“SG&A”) expenses, including stock-based compensation, include:

• Wages and benefits – represents compensation for our full-time and part-time employees, excluding R&D employees shown below, as well as fees for consultants we use from time to time;

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

RESULTS OF OPERATIONS

Comparison of Fiscal 2013 to Fiscal 2012

Our consolidated financial statements for our fiscal years ended December 31, 2013 and 2012 have been prepared in accordance with U.S. GAAP. A comparison of our results of operations for those years is as follows:

	2013	2012	Change
	$	$	%
Revenue
Services revenue	46,257,712	37,178,431	24%
Equipment revenue	849,466	1,804,495	(53)%
Total revenue	47,107,178	38,982,926	21%

Costs and expenses
Cost of services revenue, exclusive of depreciation
and amortization shown separately below	12,697,104	12,280,658	3%
Cost of equipment revenue	581,959	1,413,760	(59)%
Selling, general and administrative, including
stock-based compensation	24,289,845	23,541,296	3%
Research and development	7,422,802	6,672,778	11%
Depreciation and amortization	3,755,054	4,407,474	(15)%
	48,746,764	48,315,966	1%
Operating loss	(1,639,586)	(9,333,040)	-%

Other income (expense)
Loss on foreign exchange	(125,657)	(56,244)	-%
Interest, net	(2,487)	1,326	-%
Discount on convertible note	(233,769)	(77,922)	-%
	(361,913)	(132,840)	-%
Net and comprehensive loss before income taxes	(2,001,499)	(9,465,880)	-%
Deferred income taxes	(276,846)	(612,884)	-%
Net and comprehensive loss	(2,278,345)	(10,078,764)	-%

Revenue

Services revenue

Services revenue increased to $46.3 million for the year ended December 31, 2013 from $37.2 million for the year ended December 31, 2012. Services revenue includes revenue from Pro Sports, College Sports, TV Everywhere and Other Customers and is comprised of set-up fees, annual/monthly fees and variable fees. Year-over-year variances in each sector are detailed below:

Pro Sports

Revenue from Pro Sports customers increased to $20.9 million for the year ended December 31, 2013 from $13.5 million for the year ended December 31, 2012. The $7.4 million improvement was primarily the result of an increase in variable usage fees of $3.7 million, monthly/annual fees of $1.7 million and variable subscription fees of $1.3 million.  The increase in revenue from variable usage fees was the result of an increase in end users, end users watching for longer periods of time and increased bandwidth consumption by end users due to advances in technology.

College Sports

Revenue from College Sports customers increased to $12.6 million for the year ended December 31, 2013 from $10.9 million for the year ended December 31, 2012. The $1.7 million increase was primarily a result of revenue earned from agreements signed with new colleges and conferences during the year and at the end of the prior year. The $1.7 million increase was the result an increase in monthly/annual fees of $0.5 million, variable subscription fees of $0.4 million, variable usage fees of $0.3 million, variable eCommerce fees of $0.3 million and variable advertising fees of $0.2 million.

TV Everywhere

Revenue from TV Everywhere customers increased to $11.3 million for the year ended December 31, 2013 from $10.6 million for the year ended December 31, 2012. The $0.7 million increase was primarily a result of an increase in monthly/annual fees.

Other – B2C

Revenue from B2C customers decreased to $0.5 million for the year ended December 31, 2013 from $1.2 million for the year ended December 31, 2012. The decrease in revenue was primarily attributable to the Company’s appointment of KyLin TV, a related party, as the exclusive distributor of the Company’s B2C IPTV interests effective April 1, 2012.

Other – Consulting

Revenue from consulting customers was $1.0 million for the years ended December 31, 2012 and 2013.

Equipment revenue

Equipment revenue decreased to $0.8 million for the year ended December 31, 2013 from $1.8 million for the year ended December 31, 2012. The $1.0 million change was due to a decrease in STB purchases by existing customers.  Over 85% of our equipment revenue is generated from our TV Everywhere customers.

Costs and Expenses

Cost of services revenue

Cost of services revenue increased from $12.3 million for the year ended December 31, 2012 to $12.7 million for the year ended December 31, 2013. Cost of services revenue as a percentage of services revenue decreased from 33% for the year ended December 31, 2012 to 27% for the year ended December 31, 2013. The 6% improvement (as a percentage of services revenue) primarily resulted from the Company having negotiated lower rates on bandwidth costs.

Cost of equipment revenue

Cost of equipment revenue decreased from $1.4 million for the year ended December 31, 2012 to $0.6 million for the year ended December 31, 2013, primarily as a result of a decrease in equipment sold.

Selling, general and administrative expenses, including stock-based compensation

Selling, general and administrative expenses, including stock-based compensation, increased by 3%, from $23.5 million for the year ended December 31, 2012 to $24.3 million for the year ended December 31, 2013. The individual variances are as follows:

• Wages and benefits increased from $16.1 million for the year ended December 31, 2012 to $17.2 million for the year ended December 31, 2013. The $1.1 million increase was primarily the result of the hire of new employees and related costs.

• Stock-based compensation expense decreased from $1.6 million for the year ended December 31, 2012 to $1.4 million for the year ended December 31, 2013.  The $0.2 million decrease was primarily the result of fully vested warrants being issued to a consulting firm during the three months ended December 31, 2012.  There was no comparable charge during the three months ended December 31, 2013.

• Marketing expenses decreased from $0.4 million for the year ended December 31, 2012 to $0.3 million for the year ended December 31, 2013.

• Professional fees decreased from $1.6 million for the year ended December 31, 2012 to $1.3 million for the year ended December 31, 2013.  The $0.3 million decrease was primarily the result of a decrease in legal fees and recruitment expenses.

• Other SG&A expenses increased from $3.8 million for the year ended December 31, 2012 to $4.1 million for the year ended December 31, 2013.  The $0.3 million increase was primarily due to an increase in bad debt expense due to a large recovery during the year ended December 31, 2012.

Research and development

Research and development costs increased from $6.7 million for the year ended December 31, 2012 to $7.4 million for the year ended December 31, 2013.  The increase of $0.7 million was primarily due to the hire of new R&D employees.

Depreciation and amortization

Depreciation and amortization decreased from $4.4 million for the year ended December 31, 2012 to $3.8 million for the year ended December 31, 2013.  The $0.6 million decrease was the result of certain intangible assets becoming fully depreciated during the year ended December 31, 2013.

RESULTS OF OPERATIONS

Comparison of Three Months Ended December 31, 2013 to Three Months Ended December 31, 2012

Our consolidated financial statements for the three months ended December 31, 2013 and 2012 have been prepared in accordance with U.S. GAAP. A comparison of our results of operations for those periods is as follows:

	2013	2012	Change
	$	$	%
Revenue
Services revenue	13,958,708	10,338,669	35%
Equipment revenue	185,425	200,096	(7)%
Total revenue	14,144,133	10,538,765	34%

Costs and expenses
Cost of services revenue, exclusive of depreciation
and amortization shown separately below	3,852,390	3,116,829	24%
Cost of equipment revenue	143,444	104,365	37%
Selling, general and administrative, including
stock-based compensation	6,300,462	5,244,689	20%
Research and development	1,962,676	1,663,510	18%
Depreciation and amortization	767,782	842,614	(9)%
	13,026,754	10,972,007	19%
Operating income (loss)	1,117,379	(433,242)	-%

Other income (expense)
Loss on foreign exchange	(35,708)	(12,493)	-%
Interest, net	1,864	(4,499)	-%
Discount on convertible note	-	(77,922)	-%
	(33,844)	(94,914)	-%
Net and comprehensive income (loss) before income taxes	1,083,535	(528,156)	-%
Deferred income taxes	(11,556)	(333,884)	-%
Net and comprehensive income (loss)	1,071,979	(862,040)	-%

Revenue

Services revenue

Services revenue increased to $13.9 million for the three months ended December 31, 2013 from $10.3 million for the three months ended December 31, 2012. Services revenue includes revenue from Pro Sports, College Sports, TV Everywhere and Other Customers and is comprised of set-up fees, annual/monthly fees and variable fees. Period-over-period variances in each sector are detailed below:

Pro Sports

Revenue from Pro Sports customers increased to $6.8 million for the three months ended December 31, 2013 from $3.9 million for the three months ended December 31, 2012. The $2.9 million improvement was primarily the result of an increase in variable usage fees of $1.3 million, monthly/annual fees of $1.1 million and variable subscription fees of $0.3 million.  The increase in revenue from variable usage fees was the result of an increase in end users, end users watching for longer periods of time and increased bandwidth consumption by end users due to advances in technology.

College Sports

Revenue from College Sports customers increased to $3.8 million for the three months ended December 31, 2013 from $3.2 million for the three months ended December 31, 2012. The $0.6 million increase was primarily a result of revenue earned from agreements signed with new colleges and conferences during the year and at the end of the prior year.  The $0.6 million increase was the result an increase in monthly/annual fees of $0.2 million, variable usage fees of $0.2 million and variable advertising fees of $0.2 million.

TV Everywhere

Revenue from TV Everywhere customers increased to $3.0 million for the three months ended December 31, 2013 from $2.9 million for the three months ended December 31, 2012.

Other – B2C

Revenue from B2C customers was $0.1 million for the three months ended December 31, 2012 and 2013.

Other – Consulting

Revenue from consulting customers was $0.2 million for the three months ended December 31, 2012 and 2013.

Equipment revenue

Equipment revenue was $0.2 million for the three months ended December 31, 2012 and 2013.  Over 85% of our equipment revenue is generated from our TV Everywhere customers.

Costs and Expenses

Cost of services revenue

Cost of services revenue increased from $3.1 million for the three months ended December 31, 2012 to $3.8 million for the three months ended December 31, 2013. Cost of services revenue as a percentage of services revenue decreased from 31% for the year ended December 31, 2012 to 28% for the three months ended December 31, 2013. The 3% improvement (as a percentage of services revenue) primarily resulted from the Company having negotiated lower rates on bandwidth costs.

Cost of equipment revenue

Cost of equipment revenue was $0.1 million for the three months ended December 31, 2012 and 2013.

Selling, general and administrative expenses, including stock-based compensation

Selling, general and administrative expenses, including stock-based compensation, increased by 21%, from $5.2 million for the three months ended December 31, 2012 to $6.3 million for the three months ended December 31, 2013. The individual variances are as follows:

• Wages and benefits increased from $3.6 million for the three months ended December 31, 2012 to $4.4 million for the three months ended December 31, 2013. The $0.8 million increase was primarily a result of the hire of new employees and consultants.

• Stock-based compensation expense was $0.4 million for the three months ended December 31, 2012 and 2013.

• Marketing expenses were $0.1 million for the three months ended December 31, 2012 and 2013.

• Professional fees increased from $0.2 million for the three months ended December 31, 2012 to $0.4 million for the three months ended December 31, 2013.  The $0.2 million increase was the result of an increase in legal fees.

• Other SG&A expenses increased from $0.9 million for the three months ended December 31, 2012 to $1.0 million for the three months ended December 31, 2013.

Research and development

Research and development costs increased from $1.7 million for the three months ended December 31, 2012 to $2.0 million for the three months ended December 31, 2013.  The increase of $0.3 million was primarily due to the hire of new R&D employees.

Depreciation and amortization

Depreciation and amortization was $0.8 million for the three months ended December 31, 2012 and 2013.

LIQUIDITY AND CAPITAL RESOURCES

Our cash position was $19.6 million at December 31, 2013. In 2013, we generated $9.5 million from operations, which included cash of $6.9 million provided by operating assets. Additionally, cash provided by financing activities included $0.4 million from the exercise of stock options and broker units and cash used in investing activities included $1.3 million to purchase fixed assets.

As of December 31, 2013, our principal sources of liquidity included cash and cash equivalents of $19.6 million and trade accounts receivable of $5.3 million offset by $13.0 million in accounts payable.  We continue to closely monitor our cash balances to ensure that we have sufficient cash on hand to meet our operating needs. Management believes that we have sufficient liquidity to meet our working capital and capital expenditure requirements for at least the next twelve months.

At December 31, 2013, approximately 92% of our cash and cash equivalents were held in accounts with U.S. banks that received a BBB+ rating from Standard and Poor’s and an A3 rating from Moody’s. The Company believes that these U.S. financial institutions are secure notwithstanding the current global economy and that we will be able to access the remaining balance of bank deposits. Our investment policy is to invest in low-risk short-term investments which are primarily term deposits. We have not had a history of any defaults on these term deposits, nor do we expect any in the future given the short term maturity of these investments.

We are still building out our current business.  In 2006, our core business and business model evolved from providing professional information technology services and international programming to providing customized, end-to-end, interactive video services for a wide range of professional and collegiate sports properties, cable networks and operators, content owners and distributors, and telecommunication companies.  From our inception, we have incurred substantial net losses and have an accumulated deficit of $87.7 million; however, our non-GAAP Adjusted EBITDA (as previously defined) has continuously improved year-over-year and management expects this trend to continue. We continue to review our operating structure in an attempt to maximize revenue opportunities, further reduce costs and achieve profitability. Based on our current business plan and internal forecasts, we believe that our cash on hand will be sufficient to meet our working capital and operating cash requirements for the next twelve months. However, we will require expenditures of significant funds for research and development, maintaining adequate video streaming and database software, and the construction and maintenance of our delivery infrastructure and office facilities. Cash from operations could be affected by various risks and uncertainties, including, but not limited to, the risks detailed in this Annual Report on Form 10-K. If our actual cash needs are greater than forecasted and if cash on hand is insufficient to meet our working capital and cash requirements for the next twelve months, we will require outside capital in addition to cash flow from operations in order to fund our business. Our short operating history and our current lack of profitability could each or all be factors that might negatively impact our ability to obtain outside capital on reasonable terms, or at all. If we were ever unable to obtain needed capital, we would reevaluate and reprioritize our planned capital expenditures and operating activities. We cannot assure you that we will ultimately be able to generate sufficient revenue or reduce our costs in the anticipated time frame to become profitable and have sustainable net positive cash flows.

Working Capital Requirements

Our net working capital at December 31, 2013 was $(0.1) million, an improvement of $2.4 million from the December 31, 2012 net working capital of $(2.5) million. Our working capital ratios at December 31, 2013 and 2012 were 1.00 and 0.88, respectively. Included in current liabilities at December 31, 2013 and 2012 are approximately $8.9 million and $6.0 million, respectively, of liabilities (deferred revenue and convertible note) that we do not anticipate settling in cash.

The change in working capital was primarily due to an increase in current assets of $9.0 million and an increase in current liabilities of $6.6 million.

Current assets at December 31, 2013 were $27.2 million, an increase of $9.0 million from the December 31, 2012 balance of $18.2 million.  The change was primarily due to an increase of $8.5 million in cash and cash equivalents.

Current liabilities at December 31, 2013 were $27.2 million, an increase of $6.6 million from the December 31, 2012 balance of $20.6 million. The increase was primarily due to increases in accounts payable of $3.2 million and deferred revenue of $3.1 million.

Off Balance Sheet Arrangements

The Company did not have any off balance sheet arrangements as of December 31, 2013.

Financial Instruments

Our financial instruments are comprised of cash and cash equivalents, accounts receivable, other receivables, deposits, accounts payable, accrued liabilities and amounts due to/from related parties.

Fair value of financial instruments

Fair value of a financial instrument is defined as the amount for which the instrument could be exchanged in a current transaction between willing parties. The estimated fair value of our financial instruments approximates their carrying value due to the short maturity term of these financial instruments.

Risks associated with financial instruments

Foreign exchange risk

We are exposed to foreign exchange risk as a result of transactions in currencies other than our functional currency, the United States dollar. The majority of our revenues are transacted in U.S. dollars, and the majority of our expenses are transacted in U.S. dollars. We do not use derivative instruments to hedge against foreign exchange risk.

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

Allowance for doubtful accounts

We maintain a provision for estimated losses resulting from the inability of our customers to make required payments. Management considers the following factors when determining the collectability of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends and changes in customer payment terms. If the financial conditions of our customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. As of December 31, 2013 and 2012, the allowance for doubtful accounts was $105,292 and $85,882, respectively.

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

Property, plant and equipment

We review the carrying value of property, plant and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. If these future undiscounted cash flows are less than the carrying value of the asset, then the carrying amount of the asset is written down to its fair value, based on the related estimated discounted future cash flows. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property, plant and equipment is used and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, no impairment was recorded for the years ended December 31, 2013 and 2012.

Intangible assets

We review the carrying value of our definite lived intangible assets for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. If these future undiscounted cash flows are less than the carrying value of the asset, then the carrying amount of the asset is written down to its fair value, based on the related estimated discounted future cash flows. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the intangible assets are used and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, no impairment was recorded for the years ended December 31, 2013 and 2012.

Goodwill

Goodwill is not amortized but is subject to an annual impairment test at the reporting unit level and between annual tests if changes in circumstances indicate a potential impairment. The Company performs this annual goodwill impairment test as of October 1 of each calendar year. Goodwill impairment is assessed based on a comparison of the fair value of each reporting unit to the underlying carrying value of the reporting unit's net assets, including goodwill. If the carrying value of the reporting unit exceeds its fair value, the Company performs the second step of the goodwill impairment test to determine the amount of the impairment loss. The second step of the impairment test involves comparing the implied fair value of the reporting unit's goodwill with its carrying amount to measure the amount of impairment loss, if any. The Company's impairment test is based on its single operating segment and reporting unit structure. For the years ended December 31, 2013 and 2012, there was no impairment loss.

Stock-based compensation and other stock-based payments

We account for all stock options and warrants using a fair value-based method. The fair value of each stock option and warrant granted is estimated on the date of the grant using the Black-Scholes-Merton option pricing model and the related stock-based compensation expense is recognized over the expected life of the stock option or warrant. The fair value of the warrants granted to non-employees is measured and expensed as the warrants vest.

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

Relevant accounting guidance addresses how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under such guidance, we must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such uncertain tax positions are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution.

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

None.

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

Our Chief Executive Officer and Chief Financial Officer, with the assistance of other members of our management, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2013 (the “Evaluation”).  Based upon the Evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) were effective as of December 31, 2013.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate “internal control over financial reporting” (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)).  Management evaluates the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission Internal Control - Integrated Framework (1992).  Our Chief Executive Officer and Chief Financial Officer, with the assistance of other members of our management, assessed the effectiveness of our internal control over financial reporting as of December 31, 2013, and concluded that it is effective.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management’s annual report on internal control over financial reporting was not subject to attestation by the Company’s independent registered public accounting firm pursuant to an exemption for smaller reporting companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended December 31, 2013, no change in our internal control over financial reporting has been identified that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item regarding executive officers is incorporated herein by reference to the section titled “Executive Officers” in Item 1 of this Annual Report on Form 10-K.  The other information required by this item is incorporated herein by reference to the section titled “PROPOSAL 1 – Election of Directors” of the proxy statement for our Annual Meeting of Stockholders scheduled to be held on or about June 5, 2014.  Definitive proxy materials will be filed with the SEC pursuant to Regulation 14A no later than April 30, 2014.

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference to the section titled “STATEMENT OF EXECUTIVE COMPENSATION” of the proxy statement for our Annual Meeting of Stockholders scheduled to be held on or about June 5, 2014.  Definitive proxy materials will be filed with the SEC pursuant to Regulation 14A no later than April 30, 2014.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item related to securities authorized for issuance under our equity compensation plans is incorporated herein by reference to the section titled “Equity Compensation Plan Information” under Item 5 of this Annual Report on Form 10-K.

The information required by this item related to security ownership of certain beneficial owners is incorporated herein by reference to the section titled “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” of the proxy statement for our Annual Meeting of Stockholders scheduled to be held on or about June 5, 2014.  Definitive proxy materials will be filed with the SEC pursuant to Regulation 14A no later than April 30, 2014.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the sections titled “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT – Certain Relationships and Related Transactions” and “CORPORATE GOVERNANCE MATTERS – Independence of Directors” of the proxy statement for our Annual Meeting of Stockholders scheduled to be held on or about June 5, 2014.  Definitive proxy materials will be filed with the SEC pursuant to Regulation 14A no later than April 30, 2014.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to the section titled “PROPOSAL 2 – RATIFICATION OF THE APPOINTMENT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS – Services and Fees of Independent Registered Public Accountants” of the proxy statement for our Annual Meeting of Stockholders scheduled to be held on or about June 5, 2014.  Definitive proxy materials will be filed with the SEC pursuant to Regulation 14A no later than April 30, 2014.

PART IV

Item 15. Exhibits, Financial Statement Schedules

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

9.1
Voting Trust Agreement, dated as of October 20, 2008, among Charles B. Wang, Nancy Li, AvantaLion LLC, Jianbing Duan, Computershare Trust Company of Canada and JumpTV Inc. (incorporated by reference to Exhibit 9 to the Company’s Registration Statement on Form 10 filed April 9, 2009)

9.2
Amendment to Voting Trust Agreement, dated as of December 19, 2012, among Charles B. Wang, Nancy Li, AvantaLion LLC, Jianbing Duan, Computershare Trust Company of Canada, Charles B. Wang Multigenerational 2012 Trust and NeuLion, Inc. (incorporated by reference to Exhibit 3 to the Schedule 13D/A for Charles B. Wang filed February 13, 2013)

10.1 #
Employment Agreement, dated as of June 1, 2006, between JumpTV Inc. and G. Scott Paterson (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form 10, filed April 9, 2009)

10.2 #
Fourth Amended and Restated Stock Option Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 12, 2013)

10.3 #
2006 Stock Appreciation Rights Plan, as amended (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 5, 2010)

10.4 #
Amended and Restated Retention Warrants Plan, as amended (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 5, 2010)

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

NEULION, INC.

March 12, 2014	By:	/s/ Nancy Li
Name: Nancy Li
Title: Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Charles B. Wang	Chairman of the Board	March 12, 2014
Charles B. Wang	and Director

/s/ Nancy Li	Chief Executive Officer	March 12, 2014
Nancy Li	and Director (Principal
Executive Officer)

/s/ G. Scott Paterson	Vice Chairman of the Board	March 12, 2014
G. Scott Paterson	and Director

/s/ Arthur J. McCarthy	Chief Financial Officer	March 12, 2014
Arthur J. McCarthy	(Principal Financial and Accounting Officer)

/s/ Roy E. Reichbach	General Counsel, Corporate	March 12, 2014
Roy E. Reichbach	Secretary and Director

/s/ John R. Anderson	Director	March 12, 2014
John R. Anderson

/s/ Gabriel A. Battista	Director	March 12, 2014
Gabriel A. Battista

/s/ Shirley Strum Kenny	Director	March 12, 2014
Shirley Strum Kenny

/s/ David Kronfeld	Director	March 12, 2014
David Kronfeld

NeuLion, Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
NeuLion, Inc.

We have audited the accompanying consolidated balance sheets of NeuLion, Inc. (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive loss, equity, and cash flows for each of the years in the two-year period ended December 31, 2013.  The financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NeuLion, Inc. as of December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

 /s/ EisnerAmper LLP

New York, New York
March 12, 2014

NEULION, INC.

CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. dollars, unless otherwise noted)

	As of December 31,

	2013	2012
	$	$

ASSETS
Current
Cash and cash equivalents	19,644,270	11,108,107
Accounts receivable, net	5,289,136	4,193,949
Other receivables	364,797	348,891
Inventory	481,012	416,541
Prepaid expenses and deposits	1,135,949	1,185,051
Due from related parties	243,842	899,967
Total current assets	27,159,006	18,152,506
Property, plant and equipment, net	3,357,626	3,446,648
Intangible assets, net	1,649,959	4,015,301
Goodwill	11,327,626	11,327,626
Other assets	81,778	161,913
Total assets	43,575,995	37,103,994

LIABILITIES AND EQUITY
Current
Accounts payable	13,002,104	9,813,237
Accrued liabilities	5,338,418	4,766,668
Due to related parties	16,743	12,282
Deferred revenue	8,856,629	5,715,102
Convertible note, net of discount	—	320,560
Total current liabilities	27,213,894	20,627,849
Long-term deferred revenue	725,853	1,134,075
Other long-term liabilities	270,892	357,852
Deferred tax liability	1,180,978	911,978
Total liabilities	29,391,617	23,031,754

Redeemable preferred stock, net (par value: $0.01; authorized: 50,000,000; issued and outstanding: 28,089,083)
Class 3 Preference Shares (par value: $0.01; authorized: 17,176,818; issued and
outstanding: 17,176,818)	10,000,000	10,000,000
Class 4 Preference Shares (par value: $0.01; authorized; 10,912,265; issued and
outstanding: 10,912,265)	4,924,775	4,894,683
Total redeemable preferred stock	14,924,775	14,894,683

Stockholders' deficit
Common stock (par value: $0.01; authorized: 300,000,000; issued and outstanding:
170,326,338 and 164,207,147, respectively)	1,703,263	1,642,072
Additional paid-in capital	85,437,337	83,138,137
Promissory notes receivable	(209,250)	(209,250)
Accumulated deficit	(87,671,747)	(85,393,402)
Total shareholders’ deficit	(740,397)	(822,443)
Total liabilities and shareholders’ deficit	43,575,995	37,103,994

See accompanying notes

NEULION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS
(Expressed in U.S. dollars, unless otherwise noted)

	Years ended December 31,

	2013	2012
	$	$

Revenue
Services revenue	46,257,712	37,178,431
Equipment revenue	849,466	1,804,495
	47,107,178	38,982,926

Costs and Expenses
Cost of services revenue, exclusive of depreciation and	12,697,104	12,280,658
amortization shown separately below
Cost of equipment revenue	581,959	1,413,760
Selling, general and administrative, including stock-based compensation	24,289,845	23,541,296
Research and development	7,422,802	6,672,778
Depreciation and amortization	3,755,054	4,407,474
	48,746,764	48,315,966
Operating loss	(1,639,586)	(9,333,040)

Other income (expense)
Loss on foreign exchange	(125,657)	(56,244)
Interest, net	(2,487)	1,326
Discount on convertible note	(233,769)	(77,922)
	(361,913)	(132,840)
Net and comprehensive loss before income taxes	(2,001,499)	(9,465,880)
Provision for income taxes	(276,846)	(612,884)
Net and comprehensive loss	(2,278,345)	(10,078,764)

Net loss per weighted average number of shares of common stock
outstanding - basic and diluted	$(0.01)	$(0.07)

Weighted average number of shares of common stock
outstanding - basic and diluted	166,663,448	146,899,685

See accompanying notes

NEULION, INC.

CONSOLIDATED STATEMENTS OF EQUITY
(Expressed in U.S. dollars, unless otherwise noted)

			Additional	Promissory	Accumulated	Total
	Common stock		paid-in capital	Notes	deficit	equity
	#	$	$	$	$	$

Balance, December 31, 2011	140,012,310	1,400,122	77,257,524	(209,250)	(75,314,638)	3,133,758

Accretion of issuance costs
on Class 4 Preference Shares	—	—	(30,092)	—	—	(30,092)
Stock-based compensation:
Issuance of common stock
under Directors’
Compensation Plan	787,163	7,872	83,211	—	—	91,083
Issuance of restricted stock	625,000	6,250	(39,318)	—	—	(33,068)
Stock options, warrants
and other compensation	—	—	1,583,829	—	—	1,583,829
Private placement	22,782,674	227,828	3,971,293	—	—	4,199,121
Discount on convertible note	—	—	311,690	—	—	311,690
Net loss	—	—	—	—	(10,078,764)	(10,078,764)
Balance, December 31, 2012	164,207,147	1,642,072	83,138,137	(209,250)	(85,393,402)	(822,443)
Accretion of issuance costs
on Class 4 Preference Shares	—	—	(30,092)	—	—	(30,092)
Conversion of convertible note	2,841,600	28,416	539,906	—	—	568,322
Exercise of broker warrants	8,000	80	1,600	—	—	1,680
Exercise of subscriber warrants	1,044,427	10,443	(10,443)	—	—	—
Exercise of stock options	929,920	9,299	344,692	—	—	353,991
Stock-based compensation:
Issuance of common stock
under Directors’
Compensation Plan	295,244	2,953	139,547	—	—	142,500
Issuance of unrestricted stock under 2012 Omnibus Securities and Incentive Plan	1,000,000	10,000	444,396	—	—	454,396
Stock options, warrants
and other compensation	—	—	869,594	—	—	869,594
Net loss	—	—	—	—	(2,278,345)	(2,278,345)
Balance, December 31, 2013	170,326,338	1,703,263	85,437,337	(209,250)	(87,671,747)	(740,397)

See accompanying notes

NEULION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. dollars, unless otherwise noted)

	Years ended December 31,

	2013	2012
	$	$

OPERATING ACTIVITIES
Consolidated net loss	(2,278,345)	(10,078,764)
Adjustments to reconcile net loss to cash provided by (used in) operating activities
Depreciation and amortization	3,755,054	4,407,474
Discount on convertible note	233,769	77,922
Stock-based compensation	1,416,892	1,627,231
Income taxes	269,000	612,884

Changes in operating assets and liabilities
Accounts receivable	(1,095,187)	(699,872)
Inventory	(64,471)	380,895
Prepaid expenses, deposits and other assets	129,237	68,613
Other receivables	(15,906)	(39,127)
Due from related parties	656,125	(165,515)
Accounts payable	3,188,867	215,878
Accrued liabilities	635,341	(524,327)
Deferred revenue	2,733,305	(684,793)
Long-term liabilities	(86,960)	(74,307)
Due to related parties	4,461	(1,016)
Cash provided by (used in) operating activities	9,481,182	(4,876,824)

INVESTING ACTIVITIES
Purchase of property, plant and equipment, net	(1,300,690)	(1,106,700)
Cash used in investing activities	(1,300,690)	(1,106,700)

FINANCING ACTIVITIES
Exercise of stock options	353,991	—
Exercise of broker warrants	1,680	—
Convertible note	—	545,628
Private placement, net	—	4,199,121
Cash provided by financing activities	355,671	4,744,749
Net increase (decrease) in cash and cash equivalents during the year	8,536,163	(1,238,775)
Cash and cash equivalents, beginning of year	11,108,107	12,346,882
Cash and cash equivalents, end of year	19,644,270	11,108,107

See accompanying notes

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
December 31, 2013 and 2012

1. Nature of Operations

NeuLion, Inc. (“NeuLion” or the “Company”) is a technology service provider that specializes in the digital video broadcasting, distribution and monetization of live and on-demand content to Internet-enabled devices.  Through the Company’s cloud-based end-to-end solution, the Company builds and manages interactive digital networks that enable the Company’s customers to provide a destination for their viewers to view and interact with their content.  The Company was incorporated on January 14, 2000 under the Canada Business Corporations Act and was domesticated under Delaware law on November 30, 2010.  The Company’s common stock is listed on the Toronto Stock Exchange (“TSX”) under the symbol NLN.

The Company’s core business and business model have evolved from being a provider of professional information technology services and international programming to a provider of customized, end-to-end, interactive content services for a wide range of professional and collegiate sports properties, cable networks and operators, content owners and distributors, and telecommunication companies.  With a fundamental shift in the way media is now being consumed, technological advancements are affecting how, when and where consumers connect to content.  NeuLion’s technology enables our customers to capitalize on the growing consumer demand for viewing interactive content on multiple types of Internet-enabled devices by enabling the delivery of content to a range of these devices, such as PCs, smartphones and tablets, and by also providing NeuLion customers with a technology platform to manage their content.  Our cloud-based technology platform offers a variety of digital technology and services, including content ingestion, live encoding, live video editing, advertising insertion and management, pay flow and premium content payment support, video player software development kits, multi-platform device delivery, content management, subscriber management, digital rights management, billing services, app development, website design, analytics and reporting.

2. Basis of Presentation and Significant Accounting Policies

The accompanying consolidated financial statements reflect the accounts of the Company and all of its wholly-owned and majority-owned subsidiaries and have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”).  As at December 31, 2013, the Company had an 11.8% equity interest in KyLin TV (2012 – 11.8%).  This investment is accounted for using the equity method of accounting.  All significant intercompany balances and transactions have been eliminated.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.  Significant estimates made by management include the determination of the useful lives of long-lived assets, impairment of intangible assets and goodwill, inventory obsolescence, assumptions used in stock-based compensation and the allowance for doubtful accounts.  On an ongoing basis, management reviews its estimates to ensure they appropriately reflect changes in the Company's business and new information as it becomes available. If historical experience and other factors used by management to make these estimates do not reasonably reflect future actual results, the Company's consolidated financial position and results of operations could be materially impacted.

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
December 31, 2013 and 2012

Revenue recognition

The Company earns revenue as follows:

(i) Services Revenue

Services revenue consists of the following:

(a)
Setup fees are charged to customers for design, setup and implementation services.  Setup fees are deferred at the beginning of the service period and recognized over the term of the arrangement, which is generally three to five years.

(b)
Annual and/or monthly fees are charged to customers for ongoing hosting, support and maintenance.  Annual hosting fees are deferred at the beginning of the service period and recognized evenly over the service period.

(c)
Subscription revenue consists of recurring revenue based on the number of subscribers.  The subscriber revenue is typically generated on a monthly, quarterly or annual basis and can be a fixed fee per user, a variable fee per user or a variable fee based on a percentage of the subscription price.  The Company defers the appropriate portion of cash received for the services that have not yet been rendered and recognizes the revenue over the term of the subscription, which is generally between thirty days and one year.  Pay-per-view revenues are deferred and recognized in the period when the content is viewed.  Subscription revenues are recorded on either a gross or net basis depending on the services provided to the customer.  Where subscription revenues are recorded on a gross basis, the total amount of the subscription is deferred and recognized over the subscription term and the share of revenue owing to our customer is deferred and recognized as a cost of revenue over the term of the subscription.  Where subscription revenues are recorded on a net basis, only the Company’s share of revenue from the subscription is deferred and recognized over the term of the subscription.

(d)
eCommerce revenues are earned through providing customers with ticketing and retail merchandising web solutions.  eCommerce revenues are recorded on a net basis when the service has been provided.  The Company records as revenue the portion of the fees they are entitled to as opposed to the amount billed for tickets or retail merchandise sold.

(e)
Advertising revenues are earned through the insertion of advertising impressions on websites and in streaming video at a cost per thousand impressions.  Advertising revenue is recognized based on the number of impressions displayed (“served”) during the period.  Deferred revenue for advertising represents the timing difference between collection of advertising revenue and when the advertisements are served, which is typically between thirty and ninety days.   Advertising revenues are recorded on a gross basis, whereby the total amount billed to the advertiser is recorded as revenue and the share of revenue owing to our customer is recorded as a cost of revenue.

(f)	Support revenues are earned for providing customer support to our customers’ end users. Support fees are recognized evenly over the service period.

(g)	Usage fees are charged to customers for bandwidth and storage. Usage fees are billed on a monthly or quarterly basis and are recognized as the service is being provided.

(ii) Equipment Revenue

Equipment revenue consists of the sale and rental of set-top boxes (“STBs”) to content partners and/or end users to enable the end user to receive content over the Internet and display the signal on a standard television.  Shipping charges are included in total equipment revenue.  Revenue is recognized generally upon shipment to the customer.  The customer does not have any right of return on STBs.

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

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
December 31, 2013 and 2012

Effective January 1, 2011, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update No. 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASU No. 2009-13”) and Accounting Standards Update No. 2009-14, “Certain Revenue Arrangements That Include Software Elements” (“ASU No. 2009-14”).  ASU No. 2009-13 amends guidance included within ASC Topic 605-25 to require an entity to use an estimated selling price when vendor specific objective evidence (“VSOE”) or acceptable third party evidence does not exist for any products or services included in a multiple element arrangement. The arrangement consideration is allocated among the products and services based upon their relative selling prices, thus eliminating the use of the residual method of allocation. ASU No. 2009-13 also requires expanded qualitative and quantitative disclosures regarding significant judgments made and changes in applying this guidance. ASU No. 2009-14 amends guidance included within ASC Topic 985-605 to exclude tangible products containing software components and non-software components that function together to deliver the product's essential functionality. Entities that sell joint hardware and software products that meet this scope exception will be required to follow the guidance of ASU No. 2009-13. The adoption of the provisions of ASU No. 2009-13 and ASU No. 2009-14 did not materially impact the Company's consolidated financial position or results of operations.

Cash and cash equivalents

Cash and cash equivalents consist of cash and short-term investments, such as money market funds, that have original maturities of less than three months.

Accounts receivable

Accounts receivable are carried at original invoice amount.  The Company maintains a provision for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectability of specific customer accounts: customer credit-worthiness; past transaction history with the customer; current economic industry trends; and changes in customer payment terms. If the financial conditions of the Company's customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required.  As of December 31, 2013 and 2012, the allowance for doubtful accounts was $105,292 and $85,882, respectively.

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

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
December 31, 2013 and 2012

The Company reviews the carrying value of property, plant and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. If these future undiscounted cash flows are less than the carrying value of the asset, then the carrying amount of the asset is written down to its fair value, based on the related estimated discounted future cash flows. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property, plant and equipment are used and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, no impairment was recorded for the years ended December 31, 2013 and 2012.

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

The Company reviews the carrying value of its definite lived intangible assets for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. If these future undiscounted cash flows are less than the carrying value of the asset, then the carrying amount of the asset is written down to its fair value, based on the related estimated discounted future cash flows. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the intangible assets are used and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, no impairment was recorded for the years ended December 31, 2013 and 2012.

Goodwill

Goodwill represents the excess, at the date of acquisition, of the cost of an acquired business over the fair value of the identifiable assets acquired and liabilities assumed. Goodwill is not amortized but is subject to an annual impairment test at the reporting unit level and between annual tests if changes in circumstances indicate a potential impairment.  The Company performs an annual goodwill impairment test as of October 1 of each calendar year.  Goodwill impairment is assessed based on a comparison of the fair value of each reporting unit to the underlying carrying value of the reporting unit’s net assets, including goodwill. If the carrying value of the reporting unit exceeds its fair value, the Company performs the second step of the goodwill impairment test to determine the amount of the impairment loss. The second step of the impairment test involves comparing the implied fair value of the reporting unit's goodwill with its carrying amount to measure the amount of impairment loss, if any. The Company’s impairment test was based on its single operating segment and reporting unit structure.  For the years ended December 31, 2013 and 2012, there was no impairment loss.

Investment in affiliate

Investee companies that are not consolidated, but over which the Company exercises significant influence, are accounted for under the equity method of accounting. Whether or not the Company exercises significant influence with respect to an investee depends on an evaluation of several factors including, among others, representation on the investee’s board of directors and voting rights. Under the equity method of accounting, an investee's accounts are not reflected within the Company's consolidated balance sheets and statements of operations and comprehensive loss; however, the Company's share of the losses of the investee company is reflected under the caption “Equity in loss of affiliate” in the consolidated statements of operations and comprehensive loss.  Due to KyLin TV’s accumulated losses, the Company’s investment in KyLin TV was reduced to zero as at December 31, 2008.  No further charges will be recorded because the Company has no obligation to fund the losses of KyLin TV.  If KyLyn TV becomes profitable in the future, the Company will resume applying the equity method only after its share of that net income equals the Company’s share of net losses not recognized during the period the equity method was suspended.

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
December 31, 2013 and 2012

Income taxes

Income taxes are accounted for under the provisions of ASC Topic 740, “Income Taxes Recognition” (“ASC 740”). ASC 740 requires that income tax accounts be computed using the liability method. Deferred taxes are determined based upon the estimated future tax effects of differences between the financial reporting and tax reporting bases of assets and liabilities given the provisions of currently enacted tax laws.

ASC 740 requires an entity to recognize the financial statement impact of a tax position when it is more likely than not that the position will be sustained upon examination. If the tax position meets the more-likely-than-not recognition threshold, the tax effect is recognized at the largest amount of the benefit that has a greater-than-fifty-percent likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance for classification, interest and penalties, accounting in interim periods, disclosure, and transition. ASC 740 requires that a liability created for unrecognized tax benefits be presented as a separate liability and not combined with deferred tax liabilities or assets.

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

A valuation allowance is recorded to reduce deferred tax assets to the amount that is more likely than not to be realized. The Company has recorded substantial tax losses over the years: therefore, a full valuation allowance has been recorded against all net deferred tax assets at December 31, 2013 and 2012.

Foreign currency transactions

The functional currency of the Company is the U.S. dollar.   Monetary assets and liabilities denominated in foreign currencies are re-measured into U.S. dollars at exchange rates in effect at the balance sheet dates.  These transactional foreign exchange gains or losses are included in the consolidated statements of operations and comprehensive loss.

Financial instruments

The Company's financial instruments consist of cash and cash equivalents, accounts receivable, other receivables, due from/to related parties, accounts payable and accrued liabilities, which are primarily denominated in U.S. dollars.  The carrying amounts of such instruments approximate their fair values principally due to the short-term nature of these items.  Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest rate, currency or credit risk arising from these financial instruments.

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
December 31, 2013 and 2012

Research and Development

Costs incurred for research and development are expensed as incurred and are included in the consolidated statements of operations and comprehensive loss.

Advertising

Advertising costs are expensed as incurred and totaled $325,157 and $390,994 for the years ended December 31, 2013 and 2012, respectively, and are included in selling, general and administrative expenses on the consolidated statements of operations and comprehensive loss.

Stock-based compensation and other stock-based payments

The Company accounts for all stock options and warrants using a fair value-based method.  The fair value of each stock option and warrant granted to employees is estimated on the date of the grant using the Black-Scholes-Merton option pricing model and the related stock-based compensation expense is recognized over the expected life.  The fair value of the warrants granted to non-employees is measured and expensed as the warrants vest.

Restricted stock awards give the holder the right to one share of common stock for each vested share of restricted stock.  These awards vest on an annual basis over a four-year vesting period.  Stock-based compensation expense is recorded based on the market value of the common stock on the grant date and recognized over the vesting period of these awards.

3. Inventory

Inventory consists of the following:

	December 31,	December 31,
	2013	2012
	$	$

Raw materials	18,421	113,322
Finished goods	462,591	303,219
	481,012	416,541

4. Property, Plant and Equipment

The details of property, plant and equipment and the related accumulated depreciation are set forth below:

	December 31, 2013

		Accumulated	Net book
	Cost	amortization	value
	$	$	$

Computer hardware	12,162,905	9,036,118	3,126,787
Computer software	4,440,256	4,393,052	47,204
Vehicles	58,475	58,475	—
Furniture and fixtures	339,733	223,561	116,172
Leasehold improvements	160,256	92,793	67,463
	17,161,625	13,803,999	3,357,626

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
December 31, 2013 and 2012

	December 31, 2012

		Accumulated	Net book
	Cost	amortization	value
	$	$	$

Computer hardware	11,014,139	7,844,956	3,169,183
Computer software	4,418,687	4,360,602	58,085
Vehicles	58,475	50,833	7,642
Furniture and fixtures	329,227	189,160	140,067
Leasehold improvements	128,865	57,194	71,671
	15,949,393	12,502,745	3,446,648

Depreciation expense for the years ended December 31, 2013 and 2012 was $1,389,712 and $1,813,335, respectively.

5. Goodwill and Intangible Assets

The change in the net carrying amount of goodwill is set forth below:

$

Balance – December 31, 2013 and 2012	11,327,626

The details of intangible assets and the related accumulated amortization are set forth below:

	December 31, 2013

		Accumulated	Net book
	Cost	amortization	value
	$	$	$

Customer relationships	11,503,000	10,413,041	1,089,959
Completed technology	1,600,000	1,040,000	560,000
Trademarks	295,000	295,000	—
	13,398,000	11,748,041	1,649,959

	December 31, 2012

		Accumulated	Net book
	Cost	amortization	value
	$	$	$

Customer relationships	11,503,000	8,367,699	3,135,301
Completed technology	1,600,000	720,000	880,000
Trademarks	295,000	295,000	—
	13,398,000	9,382,699	4,015,301

Amortization expense for the years ended December 31, 2013 and 2012 was $2,365,342 and $2,594,164, respectively.  The weighted-average life remaining on these intangibles assets is 1.5 years.

Based on the amount of intangible assets subject to amortization, the Company's estimated amortization expense over the next five years is as follows:

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
December 31, 2013 and 2012

$

2014	1,243,781
2015	300,429
2016	60,429
2017	45,320
2018	—

6. Economic Dependence and Concentration of Credit Risk

For the years ended December 31, 2013 and 2012, the same customer accounted for 20% and 13% of revenue, respectively.

As at December 31, 2013, two customers accounted for 26% of accounts receivable:  14% and 12%.  As at December 31, 2012, two customers accounted for 37% of accounts receivable: 24% and 13%.

As at December 31, 2013, two customers accounted for 60% of accounts payable: 47% and 13%. As at December 31, 2012, the same two customers accounted for 53% of accounts payable: 36% and 17%.

At December 31, 2013, approximately 92% of the Company’s cash and cash equivalents were held in accounts with U.S. banks that received a BBB+ rating from Standard and Poor’s and an A3 rating from Moody’s.

7. Related Party Transactions

The Company has entered into certain transactions and agreements in the normal course of operations with related parties.  Significant related party transactions are as follows:

KyLinTV

KyLin TV is an IPTV company that is controlled by the Chairman of the Board of Directors of the Company.  On June 1, 2008, the Company entered into an agreement with KyLin TV to build and deliver the setup and back office operations for KyLin TV’s IPTV service.  Effective April 1, 2012, the Company amended its agreement with KyLin TV, such that, in addition to the services previously provided, KyLin TV was appointed the exclusive distributor of the Company’s business to consumer (“B2C”) IPTV interests.  As exclusive distributor, KyLin TV obtains, advertises and markets all of the Company’s B2C content, in accordance with the terms of the amendment.  Accordingly, KyLin TV records the gross revenues from the Company’s B2C content as well as the associated license fees, whereas the Company records revenues in accordance with the revised fee schedule in the amendment.  The Company also provides and charges KyLin TV for administrative and general corporate support.  For each of the periods presented, the amounts charged for these services provided by the Company for the years ended December 31, 2013 and 2012 were $253,837 and $321,809, respectively, and are recorded as a recovery in selling, general and administrative expense.  Additionally, the Company purchased set-top boxes from KyLin TV.  For each of the periods presented, the amounts paid for this equipment for the years ended December 31, 2013 and 2012 were $169,500 and $0, respectively.

New York Islanders Hockey Club, L.P. (“New York Islanders”)

The Company provides IT-related professional services and administrative services to the New York Islanders, a professional hockey club that is owned by the Chairman of the Board of Directors of the Company.

Renaissance Property Associates, LLC (“Renaissance”)

The Company provides IT-related professional services to Renaissance, a real estate management company owned by the Chairman of the Board of Directors of the Company.  In June 2009, the Company signed a sublease agreement with Renaissance for office space in Plainview, New York.  The sublease agreement expired in December 2013, and the Company is now leasing their office month-to-month.  Rent expense paid by the Company to Renaissance of $430,344 and $420,496, inclusive of taxes and utilities, is included in selling, general and administrative expense for the years ended December 31, 2013 and 2012, respectively.

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
December 31, 2013 and 2012

Smile Train, Inc. (“Smile Train”)

The Company provides IT-related professional services to Smile Train, a public charity whose founder and significant benefactor is the Chairman of the Board of Directors of the Company.

The Company recognized revenue from related parties for the years ended December 31 as follows:

	December 31,	December 31,
	2013	2012
	$	$

New York Islanders	311,303	285,735
Renaissance	120,000	120,000
Smile Train	96,000	108,000
KyLinTV	1,705,505	2,416,214
	2,232,808	2,929,949

As at December 31, 2013 and 2012, the amounts due from (to) related parties are as follows:

	December 31,	December 31,
	2013	2012
	$	$

New York Islanders	(16,743)	(12,282)
Renaissance	931	2,992
KyLinTV	242,911	896,975
	227,099	887,685

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

The Company’s proportionate share of the equity loss from KyLinTV has been accounted for as a charge on the Company's consolidated statements of operations and comprehensive loss.   Due to KyLinTV’s accumulated losses, the investment was reduced to zero as at December 31, 2008.  No further charges will be recorded as the Company has no obligation to fund the losses of KyLinTV.  If KyLyn TV becomes profitable in the future, the Company will resume applying the equity method only after its share of that net income equals the Company’s share of net losses not recognized during the period the equity method was suspended.

 8. 401(k) Profit Sharing Plan

The Company sponsors a 401(k) Profit Sharing Plan to provide retirement and incidental benefits to its eligible employees. Employees may contribute a percentage of their annual compensation through salary reduction, subject to certain qualifications and Internal Revenue Code limitations. The Company provides for voluntary matching contributions up to certain limits. Matching contributions vest immediately.

For the years ended December 31, 2013 and 2012, the Company made aggregate matching contributions of $436,415 and $415,550, respectively.

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
December 31, 2013 and 2012

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
December 31, 2013 and 2012

As a result of the aforementioned change in the Class 3 Redemption Amount, from CDN$0.60 to US$0.58218 per share, the Company adjusted the carrying amount of the Class 3 Preference Shares on June 7, 2011 to US$10 million.

Class 4 Preference Shares

On June 29, 2011, the Company issued 10,912,265 Class 4 Preference Shares, at a price of US$0.4582 per share in a private offering, for aggregate gross proceeds of $5,000,000.  Expenses related to the share issuance were $150,454.  The principal terms of the Class 4 Preference Shares are as follows:

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

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
December 31, 2013 and 2012

10.  Private Placement and Convertible Note

On September 25, 2012, the Company completed a private placement for aggregate gross proceeds of approximately $4.6 million.  The Company sold an aggregate of 22,782,674 units at CDN$0.20 each (the “Units”), with each Unit consisting of one share of common stock and one-half of one common stock purchase warrant (“Warrant”) with each full Warrant entitling the holder thereof to purchase one share of common stock at US$0.30 for thirty (30) months following closing (the “Offering”).  The Vice Chairman of our Board of Directors purchased 1,745,000 Units in the Offering for CDN$349,000.  The Chairman of our Board of Directors purchased 2,334,500 Units in the Offering for CDN$466,900 and loaned the Company CDN$533,100 (evidenced by a convertible note in the amount of $545,628).  As described in more detail below, upon receipt of stockholder approval, all outstanding principal and any accrued and unpaid interest owing on the convertible note automatically converted into shares of common stock at a rate of US$0.20 per share (the “Conversion Shares”) and the number of Warrants equal to one-half of the number of Conversion Shares. If stockholder approval had not been received, all principal and interest (calculated (but not compounded) daily and payable in arrears at a rate of 6% per annum) would have been paid on the maturity date, September 25, 2013.

The agent for a portion of the subscriptions received from the Company a cash commission equal to 8% of the gross proceeds of the offering (excluding proceeds arising from Units purchased by the Chairman and Vice Chairman noted above) and broker warrants (“Broker Warrants”) equal to 4% of the number of Units issued in the Offering.  Each Broker Warrant is exercisable for one Unit at an exercise price of US$0.21 per Broker Warrant (“Broker Unit”) at any time prior to the 30-month anniversary of the closing date of the Offering.  Each Broker Unit consists of one share of common stock and one-half of a Warrant, and each full Warrant entitles the holder thereof to purchase one share of common stock at US$0.30 for 30 months following the closing date of the Offering.

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
December 31, 2013 and 2012

11. Stock Option and Stock-Based Compensation Plans

The total stock-based compensation expense included in the Company’s consolidated statement of operations for the years ended December 31, 2013 and 2012 was $1,416,892 and $1,627,231, respectively.

(i) 2012 Omnibus Securities and Incentive Plan (the “New Plan”)

The New Plan applies to all grants of distribution equivalent rights, incentive stock options, non-qualified stock options, performance share awards, performance unit awards, restricted stock awards, restricted stock unit awards, stock appreciation rights, tandem stock appreciation rights and unrestricted stock awards (“equity securities”) to directors, officers, employees and consultants of the Company or any entity controlled by the Company.  The exercise price for any new security granted under the New Plan is determined by the closing price of the Company’s common stock on the trading day prior to the grant date.  If the security is granted on a pre-determined basis, the exercise price is determined using the five-day volume weighted average price of the Company's common stock on the Toronto Stock Exchange immediately prior to the date of grant.  In all cases the exercise price may not be less than fair market value.  Securities are exercisable during a period established at the time of their grant provided that such period will expire no later than five years after the date of grant, subject to early termination of the option in the event the holder of the option dies or ceases to be a director, officer or employee of the Company or ceases to provide ongoing management or consulting services to the Company or entity controlled by the Company.  The maximum number of shares of common stock issuable upon exercise of securities granted pursuant to the New Plan is 20,000,000 shares of common stock.

[a]  Stock Options

A summary of stock option activity under the New Plan is as follows:

	Weighted average
	exercise price
	#	$
Outstanding, December 31, 2012	415,000	0.25
Granted	14,253,000	0.44
Forfeited	(475,000)	0.27
Outstanding, December 31, 2013	14,193,000	0.44

The following table summarizes information regarding stock options granted under the New Plan as at December 31, 2013:

		Weighted average		Aggregate
Exercise	Number	remaining	Number	intrinsic
price	outstanding	contractual life	exercisable	value
$	#	(years)	#	$

0.39	620,000	9.20	—	113,784
0.44	12,453,000	9.62	—	1,662,749
0.48	900,000	9.62	—	84,170
0.49	220,000	9.48	—	18,375
	14,193,000	9.60	—	1,879,078

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of fiscal 2013 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2013.  The amount changes based on the fair market value of the Company’s common stock.

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
December 31, 2013 and 2012

For the years ended December 31, 2013 and 2012, $268,127 and $3,079, respectively, were recorded for total stock-based compensation expense related to stock options under the New Plan.

The Company estimates the fair value of stock options granted using a Black-Scholes-Merton option pricing model.

The assumptions used in determining the fair value of stock options granted are as follows:

	Years ended December 31,
	2013	2012

Weighted average
Exercise price of stock options granted	$0.44	$0.25
Fair value of stock options granted	$0.39	$0.24
Expected volatility	109%	109%
Risk-free interest rate	2.23%	1.31%
Expected life (years)	7	7
Dividend yield	0%	0%

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

As at December 31, 2013, there was $4.9 million of total unrecognized compensation cost related to non-vested stock options under the New Plan, which is expected to be recognized over a weighted-average period of 6.6 years.

[b]  Unrestricted Stock

On August 13, 2013, the Company issued one million unrestricted stock awards to various employees of the Company, with a fair value on the date of issuance of $454,396.  This amount was expensed on the Company’s consolidated statements of operations and comprehensive loss during the year ended December 31, 2013.

(ii) Second Amended and Restated Stock Option Plan (the “Old Plan”)

The Old Plan applied to all grants of options to directors, officers, employees and consultants of the Company or any entity controlled by the Company.  The exercise price for any option granted under the Old Plan was determined by the closing price of the Company’s common stock on the trading day prior to the grant date.  If the option was granted on a pre-determined basis, the exercise price was determined using the five-day volume weighted average price of the Company's common stock on the Toronto Stock Exchange immediately prior to the date of grant.  In all cases the exercise price was not less than fair market value.  Options were exercisable during a period established at the time of their grant provided that such period will expire no later than five years after the date of grant, subject to early termination of the option in the event the holder of the option dies or ceases to be a director, officer or employee of the Company or ceases to provide ongoing management or consulting services to the Company or entity controlled by the Company.  The maximum number of shares of common stock issuable upon exercise of options granted pursuant to the Old Plan was equal to the greater of (i) 4,000,000 shares of common stock and (ii) 12.5% of the number of issued and outstanding shares of common stock.  Since the adoption of the New Plan, no options have been or will be issued under the Old Plan.

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
December 31, 2013 and 2012

A summary of stock option activity under the Old Plan is as follows:

	Weighted average
	exercise price
	#	$
Outstanding, December 31, 2012	16,502,500	0.44
Exercised	(2,598,771)	0.47
Expired	(3,050,000)	0.56
Forfeited	(779,229)	0.34
Outstanding, December 31, 2013	10,074,500	0.40

The following table summarizes information regarding stock options granted under the Old Plan as at December 31, 2013:

		Weighted average		Aggregate
Exercise	Number	remaining	Number	intrinsic
price	outstanding	contractual life	exercisable	value
$	#	(years)	#	$

0.18	2,878,750	3.43	719,688	1,132,851
0.29	25,000	2.62	12,500	7,088
0.36	417,000	2.42	208,500	89,039
0.43	3,121,250	2.38	1,560,625	447,968
0.51	1,842,500	1.38	1,834,779	117,039
0.59	1,250,000	1.21	1,171,875	—
0.67	500,000	0.84	500,000	—
0.88	40,000	1.63	40,000	—
	10,074,500	2.27	6,047,967	1,793,985

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of fiscal 2013 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2013.  The amount changes based on the fair market value of the Company’s common stock.

For the years ended December 31, 2013 and 2012, $601,467 and $1,172,395, respectively, were recorded for total stock-based compensation expense related to stock options under the Old Plan.  The weighted average exercise price of options exercisable as at December 31, 2013 was $0.47.

The Company estimates the fair value of stock options granted using a Black-Scholes-Merton option pricing model.

The assumptions used in determining the fair value of stock options granted are as follows:

Year ended December 31,
2012

Weighted average
Exercise price of stock options granted	$0.18
Fair value of stock options granted	$0.18
Expected volatility	121%
Risk-free interest rate	1.15%
Expected life (years)	4
Dividend yield	0%

 No options were granted under the Old Plan during the year ended December 31, 2013.

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
December 31, 2013 and 2012

The exercise price of stock options granted on a pre-determined basis is calculated using the five-day volume weighted average price of the Company’s common stock on the Toronto Stock Exchange preceding the grant date. The Company estimates volatility based on the Company’s historical volatility.  The Company estimates the risk-free rate based on the Federal Reserve rate.  The Company currently estimates the expected life of these stock options to be four years.

As at December 31, 2013, there was $0.6 million of total unrecognized compensation cost related to these non-vested stock options, which is expected to be recognized over a weighted-average period of 1.3 years.

(iii) Warrants

On October 20, 2008, the Company granted 5,000,000 fully-vested warrants with an exercise price of $0.63 exercisable for two years to employees of the Company in connection with a merger.   On June 15, 2010, the stockholders of the Company approved a resolution to extend the expiration date of these warrants from October 20, 2010 to October 20, 2013.  These warrants expired on October 20, 2013.

On January 4, 2010, the Company granted 2,000,000 Series D Warrants to a customer of the Company that were exercisable if the customer achieved certain subscriber levels.  In accordance with ASC Topic 505-50, “Equity-Based Payments to Non-Employees,” the Company did not recorded any expense for the year ended December 31, 2012 as the subscriber levels were not met.  These warrants were forfeited on August 21, 2012.

On May 9, 2012, the Company granted 1,894,741 warrants to a merchant bank that were fully vested upon the merchant bank signing an engagement letter with the Company for various consulting services.  The fair value of these warrants, in the amount of $373,264, has been included in selling, general and administrative, including stock-based compensation on the Company’s consolidated statement of operations and comprehensive loss.  Additionally, the Company granted 1,894,741 warrants to the merchant bank that are exercisable if the merchant bank achieves certain performance targets.  In accordance with ASC Topic 505-50, “Equity-Based Payments to Non-Employees,” the Company has not recorded any expense for the year ended December 31, 2013 as the performance targets have not been met.  These warrants expire on May 9, 2022.

On September 25, 2012, the Company completed a private placement for aggregate gross proceeds of approximately $4.6 million.  The Company sold an aggregate of 22,782,674 Units, with each Unit consisting of one share of Common Stock and one-half of one Subscriber Warrant, with each full Warrant entitling the holder thereof to purchase one share of Common Stock at US$0.30 for 30 months following closing.   The agent for a portion of the subscriptions received from the Company a cash commission equal to CDN$299,251 (8% of the gross proceeds of the Offering, excluding proceeds arising from Units purchased by the Chairman and Vice Chairman) and 748,127 Broker Warrants (4% of the number of Units issued in the Offering).  Each Broker Warrant is exercisable for one Broker Unit at an exercise price of US$0.21 per Warrant at any time prior to the 30-month anniversary of the closing date of the Offering.  Each Broker Unit consists of one share of Common Stock and one-half of a Warrant, and each full Warrant entitles the holder thereof to purchase one share of Common Stock at US$0.30 for 30 months following the closing date of the Offering.  The fair value of both the Subscriber Warrants and the Broker Warrants, have been included in the included in additional paid-in capital on the Company’s consolidated balance sheet.

The total stock-based compensation expense related to warrants during the years ended December 31, 2013 and 2012 was $0 and $373,264, respectively.

A summary of the warrant activity is as follows:

	Weighted average
	exercise price
	#	$
Outstanding, December 31, 2012	19,383,269	0.37
Exercised	(2,486,000)	0.30
Expired	(4,945,000)	0.63
Outstanding, December 31, 2013	11,952,269	0.28

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
December 31, 2013 and 2012

The fair value of warrants was determined using the Black-Scholes-Merton option pricing model.

The following table summarizes the warrant information as at December 31, 2013:

		Weighted average		Aggregate
Exercise	Number	remaining	Number	intrinsic
Price	outstanding	contractual life	exercisable	value
$	#	(years)	#	$

0.21	1,111,191	1.23	1,111,191	403,942
0.22	1,894,741	8.36	1,894,741	669,643
0.30	8,916,337	1.23	8,916,337	—
2.20	30,000	3.85	30,000	—
	11,952,269	2.37	11,952,269	1,073,585

The assumptions used in determining the fair value of warrants granted are as follows:

Year ended December 31,
2012

Weighted average
Exercise price of warrants granted	$0.29
Fair value of warrants granted	$0.18
Expected volatility	121%
Risk-free interest rate	1.13%
Expected life (years)	4
Dividend yield	0%

No warrants were granted during the year ended December 31, 2013.

(iv) Amended and Restated Retention Warrant Plan (“Warrant Plan”)

The Company’s Warrant Plan applied to all grants of retention warrants to employees, officers, directors and consultants of the Company or any entity controlled by the Company.  The exercise price for any retention warrant granted under the Warrant Plan to be issued on a pre-determined date in the future will be determined by the five-day weighted average closing price of the Company's common stock prior to the date of grant but cannot be less than such a price.  Retention warrants are exercisable on the Toronto Stock Exchange during a period established at the time of their grant provided that such period will expire no later than five years after the date of grant, subject to early termination of the retention warrant in the event the holder of the retention warrant dies or ceases to be an employee, officer, director or consultant of the Company or ceases to provide ongoing management or consulting services to the Company or entity controlled by the Company.  The maximum number of shares of common stock issuable upon exercise of retention warrants granted pursuant to the Warrant Plan is equal to 2,500,000 shares of common stock.  Since the adoption of the New Plan, no retention warrants have been or will be issued under the Warrant Plan.

A summary of the retention warrant activity during the year ended December 31, 2013 is as follows:

		Weighted average
		exercise price
	#	$
Outstanding, December 31, 2012	236,550	0.67
Expired	(236,550)	0.67
Outstanding, December 31, 2013	—	—

There were no retention warrants granted during the years ended December 31, 2013 and 2012.

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
December 31, 2013 and 2012

(v) 2006 Stock Appreciation Rights Plan (“SARS Plan”)

The maximum number of units grantable under the SARS Plan was equivalent to the greater of (i) 4,150,000 shares of common stock and (ii) 5% of the aggregate number of issued and outstanding shares of common stock.  The exercise price was determined by the Board of Directors at the time of grant but in no event would the exercise price be lower than the market price of the common stock at the time of the grant.  Each unit granted under the SARS Plan had a maximum life of five years from the date of the grant.  The SARS Plan permitted the holder to settle the award as follows:

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

The Board of Directors had discretionary authority to accept or reject a cash payment request in whole or in part.  Since the adoption of the New Plan, no SARS have been or will be issued under the SARS Plan.

A summary of the SARS activity during the year ended December 31, 2013 is as follows:

		Weighted average
		exercise price
	#	$
Outstanding, December 31, 2012	675,000	0.61
Expired	(675,000)	0.61
Outstanding, December 31, 2013	—	—

For the years ended December 31, 2013 and 2012, $(49,599) and $(14,614), respectively, were recorded for total stock-based compensation expense related to SARS under the SARS Plan.

There were no SARS granted during the years ended December 31, 2013 and 2012.

(vi) Directors’ Compensation Plan (“Directors’ Plan”)

Non-management directors of the Company receive a minimum of 50% of their retainers and fees in the form of common stock and may elect to receive a greater portion of their retainers and fees in common stock.  The number of shares of common stock to be issued to non-management directors is determined by dividing the dollar value of the retainers and fees by the closing price of the common stock on the relevant payment date.  The maximum number of shares of common stock available to be issued by the Company under the Directors’ Plan is 5,000,000.

During the year ended December 31, 2013, the Company issued 295,244 shares of common stock with a fair value of $142,500 as payment of fees and retainers due to non-management directors.   During the year ended December 31, 2012, the Company issued 787,163 shares of common stock with a fair value of $91,083 as payment of fees and retainers due to non-management directors.

(vii) Restricted Stock

On November 9, 2010, the Company granted 2,500,000 restricted shares to an employee that would vest yearly over a four year period.  The employee resigned on January 31, 2012, prior to the vesting of all of the shares, and, accordingly, 1,875,000 shares were forfeited.

The total stock-based compensation (recovery)/expense related to the restricted shares during the year ended December 31, 2012 was $(33,068).

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
December 31, 2013 and 2012

12. Promissory Notes Receivable

On October 17, 2008, prior to its merger with NeuLion Inc., NeuLion USA, Inc. loaned employees an aggregate of $209,250 through promissory notes to exercise stock options.  The promissory notes bear interest at 3.16% per annum and were repayable on October 17, 2013.  The Company extended the repayment of the promissory notes from October 17, 2013 to October 17, 2015.

13. Loss Per Share

Basic loss per share is computed by dividing net loss for the period by the weighted average number of shares of common stock outstanding for the period. Diluted loss per share is computed by dividing net loss for the year by the weighted average number of shares of common stock outstanding, and excludes the effect of potential common stock, as their inclusion would be anti-dilutive due to the losses recorded by the Company.

The following table summarizes the securities convertible into common stock that were outstanding as at December 31, 2013 and 2012 but were not included in the computation of diluted loss per share as their effect would have been anti-dilutive.  See note 11 for additional details.

	2013	2012
	#	#

Class 3 Preference Shares	17,176,818	17,176,818
Class 4 Preference Shares	10,912,265	10,912,265
Stock options – New Plan	14,193,000	415,000
Stock options – Old Plan	10,074,500	16,502,500
SARS	—	675,000
Warrants	11,952,269	19,383,269
Retention warrants	—	236,550

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

$

2014	8,342,229
2015	6,440,805
2016	3,553,661
2017	2,601,153
2018	675,858
Thereafter	40,000
21,653,706

Rent expense for the years ended December 31, 2013 and 2012 was $1,261,482 and $1,165,709, respectively, which includes rent expense to Renaissance, a related party, of $430,344 and $420,496, respectively.

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
December 31, 2013 and 2012

The Company has subleased a portion of its Toronto office, which is expected to generate a total recovery of $2,836,137 over the next four years, and is netted against the commitment in the table above.

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

17. Income Taxes

The Company is subject to income and other taxes in a variety of jurisdictions, including the United States, Canada, and various state jurisdictions.  A reconciliation of income taxes computed at the United States statutory rate to the Company's effective income tax rate for the years ended December 31, 2013 and 2012 is shown below.

	2013	2012
	$	$
Combined basic federal rate	35%	35%
Income tax benefit based on statutory income tax rate	(700,525)	(3,352,352)
Increase in income taxes resulting from:
Non-deductible expenses and state taxes	203,608	323,467
Increase in valuation allowance	773,763	3,641,769
Income tax expense	276,846	612,884

Deferred income taxes result principally from temporary differences in the recognition of loss carry-forwards and expense items for financial and income tax reporting purposes.  Significant components of the Company’s deferred tax assets as of December 31, 2013 and 2012 were as follows:
	December 31,	December 31,
	2013	2012
	$	$

Current deferred tax assets
Accrued expenses and deferred revenue	1,949,840	1,796,157
Valuation allowance	(1,939,646)	(1,762,580)
Total current deferred tax asset	10,194	33,577

Non-current deferred tax assets
Intangible assets	4,566,613	4,170,463
Stock options	889,018	1,341,010
Net operating losses	38,522,493	36,355,104
Valuation allowance	(43,365,910)	(41,001,202)
Total non-current deferred tax assets	612,214	865,375

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
December 31, 2013 and 2012

Non-current deferred tax liabilities
Property, plant and equipment	(610,303)	(530,483)
Goodwill	(1,181,752)	(911,978)
Intangible assets	—	(357,675)
Foreign earnings	(11,331)	(10,794)
Total non-current deferred tax liabilities	(1,803,386)	(1,810,930)

Total net deferred tax liability	(1,180,978)	(911,978)

The Company has approximately $106 million in net operating tax loss (“NOLs”) carryforwards available to be applied against future years’ income that, if not utilized, will begin to expire in 2027. Various state NOLs which do not follow the federal carry forward period have historically expired and will continue to expire in the future if not utilized. The $106 million does not include $12.7 million related to tax goodwill amortization that will not be realized for financial reporting purposes until the Company is able to take a tax benefit for those deductions. Historically, the Company has entered into certain transactions which may limit the use of NOLs.  From the Company’s inception, significant losses have been recorded.  Accordingly, a valuation allowance was recorded due to the uncertainty of realizing the benefits of operating loss carryforwards and other tax deferred assets. The Company has recorded a net deferred tax liability because deferred tax liabilities related to indefinite lived intangibles cannot be offset against deferred tax assets when determining the need for a valuation allowance.

The Company accounts for income taxes in accordance with ASC Topic 740, “Income Taxes Recognition.”  The Company does not believe there are any uncertain tax provisions under ASC 740.  The Company’s federal and state jurisdictions remain open for the years 2011 and 2012.