Form 10-Q
period 2014-03-31
NEULION, INC.
filed 2014-05-08
CIK 1387713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

As of May 2, 2014, there were 173,622,095 shares of the registrant’s Common Stock, $0.01 par value, outstanding.

NEULION, INC.

PART I.  FINANCIAL INFORMATION

Item 1.                  Condensed Consolidated Financial Statements

NEULION, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. dollars, unless otherwise noted)

	March 31,	December 31,
	2014	2013
	(unaudited)
	$	$

ASSETS
Current
Cash and cash equivalents	18,321,672	19,644,270
Accounts receivable, net of allowance for doubtful accounts of $116,737 and $105,292	5,350,409	5,289,136
Other receivables	415,941	364,797
Inventory	383,288	481,012
Prepaid expenses and deposits	979,536	1,135,949
Due from related parties	383,500	243,842
Total current assets	25,834,346	27,159,006
Property, plant and equipment, net	3,130,866	3,357,626
Intangible assets, net	1,295,851	1,649,959
Goodwill	11,327,626	11,327,626
Other assets	84,357	81,778
Total assets	41,673,046	43,575,995

LIABILITIES AND EQUITY
Current
Accounts payable	11,265,169	13,002,104
Accrued liabilities	4,515,668	5,338,418
Due to related parties	12,817	16,743
Deferred revenue	7,445,151	8,856,629
Total current liabilities	23,238,805	27,213,894
Long-term deferred revenue	674,024	725,853
Other long-term liabilities	252,150	270,892
Deferred tax liability	1,435,824	1,180,978
Total liabilities	25,600,803	29,391,617

Redeemable preferred stock, net (par value: $0.01; authorized: 50,000,000; issued and outstanding: 28,089,083)
Class 3 Preference Shares (par value: $0.01; authorized: 17,176,818; issued and
outstanding: 17,176,818)	10,000,000	10,000,000
Class 4 Preference Shares (par value: $0.01; authorized; 10,912,265; issued and
outstanding: 10,912,265)	4,932,298	4,924,775
Total redeemable preferred stock	14,932,298	14,924,775

Stockholders' equity (deficit)
Common stock (par value: $0.01; authorized: 300,000,000; issued and outstanding:
172,179,750 and 170,326,338, respectively)	1,721,798	1,703,263
Additional paid-in capital	86,230,257	85,437,337
Promissory notes receivable	(209,250)	(209,250)
Accumulated deficit	(86,602,860)	(87,671,747)
Total shareholders’ equity (deficit)	1,139,945	(740,397)
Total liabilities and shareholders’ equity (deficit)	41,673,046	43,575,995

See accompanying notes

NEULION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
(unaudited)
(Expressed in U.S. dollars, unless otherwise noted)

Three months ended March 31,

	2014	2013
	$	$

Revenue	13,469,582	11,899,948

Costs and Expenses
Cost of revenue, exclusive of depreciation and amortization shown separately below	3,510,674	3,415,787
Selling, general and administrative, including stock-based compensation	6,354,050	5,929,039
Research and development	1,972,803	1,699,366
Depreciation and amortization	685,804	1,025,142
	12,523,331	12,069,334
Operating income (loss)	946,251	(169,386)

Other income (expense)
Loss on foreign exchange	(45,362)	(13,810)
Investment income (expense), net	422,844	(4,304)
Discount on convertible note	—	(77,922)
	377,482	(96,036)
Net and comprehensive income (loss) before income taxes	1,323,733	(265,422)
Provision for income taxes	(254,846)	(17,444)
Net and comprehensive income (loss)	1,068,887	(282,866)

Net income per weighted average number of shares of common stock outstanding - basic	$0.01	$0.00

Weighted average number of shares of common stock outstanding - basic	170,855,997	164,207,147

Net income per weighted average number of shares of common stock outstanding - diluted	$0.00	$0.00

Weighted average number of shares of common stock outstanding - diluted	214,405,854	164,207,147

See accompanying notes

NEULION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited)
(Expressed in U.S. dollars, unless otherwise noted)

			Additional	Promissory	Accumulated	Total
	Common stock		paid-in capital	Notes	deficit	equity
	#	$	$	$	$	$

Balance, December 31, 2013	170,326,338	1,703,263	85,437,337	(209,250)	(87,671,747)	(740,397)
Accretion of issuance costs
on Class 4 Preference Shares	—	—	(7,523)	—	—	(7,523)
Exercise of broker warrants	600,063	6,001	120,012	—	—	126,013
Exercise of subscriber warrants	669,933	6,699	(6,699)	—	—	—
Exercise of stock options	583,416	5,835	352,312	—	—	358,147
Stock-based compensation:
Stock options	—	—	299,693	—	—	299,693
Directors compensation	—	—	35,125	—	—	35,125
Net income	—	—	—	—	1,068,887	1,068,887
Balance, March 31, 2014	172,179,750	1,721,798	86,230,257	(209,250)	(86,602,860)	1,139,945

See accompanying notes

NEULION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Expressed in U.S. dollars, unless otherwise noted)

	Three months ended March 31,

	2014	2013
	$	$

OPERATING ACTIVITIES
Consolidated net income (loss)	1,068,887	(282,866)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities
Depreciation and amortization	685,804	1,025,142
Discount on convertible note	—	77,922
Stock-based compensation	334,818	121,626
Income taxes	254,846	17,444

Changes in operating assets and liabilities
Accounts receivable	(61,273)	(248,698)
Inventory	97,724	(133,799)
Prepaid expenses, deposits and other assets	153,834	321,560
Other receivables	(51,144)	2,328
Due from related parties	(139,658)	134,367
Accounts payable	(1,736,935)	3,242,543
Accrued liabilities	(822,750)	88,790
Deferred revenue	(1,463,307)	82,939
Long-term liabilities	(18,742)	(22,041)
Due to related parties	(3,926)	547
Cash (used in) provided by operating activities	(1,701,822)	4,427,804

INVESTING ACTIVITIES
Purchase of property, plant and equipment, net	(104,936)	(326,252)
Cash used in investing activities	(104,936)	(326,252)

FINANCING ACTIVITIES
Exercise of stock options	358,147	—
Exercise of broker units	126,013	—
Cash provided by financing activities	484,160	—
Net (decrease) increase in cash and cash equivalents during the period	(1,322,598)	4,101,552
Cash and cash equivalents, beginning of period	19,644,270	11,108,107
Cash and cash equivalents, end of period	18,321,672	15,209,659

Supplemental disclosure of non-cash activities:
Par value of shares of common stock issued upon exercise of cashless warrants	$6,699	—

See accompanying notes

NEULION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
Information as at March 31, 2014 and for the three months ended
March 31, 2014 and 2013 (unaudited)

1. Nature of Operations

NeuLion, Inc. (“NeuLion” or the “Company”) is a technology service provider that specializes in the digital video broadcasting, distribution and monetization of live and on-demand content to Internet-enabled devices.  Through the Company’s cloud-based end-to-end solution, the Company builds and manages interactive digital networks that enable the Company’s customers to provide a destination for their viewers to view and interact with their content.  The Company was incorporated on January 14, 2000 under the Canada Business Corporations Act and was domesticated under Delaware law on November 30, 2010.  The Company’s common stock is listed on the Toronto Stock Exchange (“TSX”) under the symbol NLN and traded on the over-the-counter Bulletin Board (“OTCBB”) in the United States under the symbol NEUL.

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

2. Basis of Presentation and Significant Accounting Policies

The Company’s accounting policies are consistent with those presented in its annual consolidated financial statements as at December 31, 2013.  These interim unaudited condensed consolidated financial statements do not include all footnote disclosures required by U.S. generally accepted accounting principles (“GAAP”) for annual financial statements and therefore should be read in conjunction with the audited consolidated financial statements, including the notes thereto, for the year ended December 31, 2013, as they appear in the Company’s Annual Report on Form 10-K.

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

In the opinion of management, these interim unaudited condensed consolidated financial statements contain all of the adjustments of a normal and recurring nature necessary to present fairly the Company’s financial position as at March 31, 2014 and December 31, 2013 and the results of operations and cash flows for the three months ended March 31, 2014 and 2013.  The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the entire year.

3. Inventory

Inventory consists of the following:

	March 31,	December 31,
	2014	2013
	$	$

Raw materials	9,570	18,421
Finished goods	373,718	462,591
	383,288	481,012

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
Information as at March 31, 2014 and for the three months ended
March 31, 2014 and 2013 (unaudited)

4. Economic Dependence and Concentration of Credit Risk

For the three months ended March 31, 2014 and 2013, the same customer accounted for 20% and 23% of revenue, respectively.

As at March 31, 2014, two customers accounted for 35% of accounts receivable: 20% and 15%.  As at December 31, 2013, two customers accounted for 26% of accounts receivable: 14% and 12%.

As at March 31, 2014, two customers accounted for 64% of accounts payable:  54% and 10%.  As at December 31, 2013, the same two customers accounted for 60% of accounts payable: 47% and 13%.

At March 31, 2014, approximately 87% of the Company’s cash and cash equivalents were held in accounts with U.S. banks that received a BBB+ rating from Standard and Poor’s and an A3 rating from Moody’s.

5. Related Party Transactions

The Company has entered into certain transactions and agreements in the normal course of operations with related parties.  Significant related party transactions are as follows:

KyLin TV

KyLin TV is an Internet Protocol television (“IPTV”) company that is controlled by the Chairman of the Board of Directors of the Company.  On June 1, 2008, the Company entered into an agreement with KyLin TV to build and deliver the setup and back office operations for KyLin TV’s IPTV service.  Effective April 1, 2012, the Company amended its agreement with KyLin TV, such that, in addition to the services previously provided, KyLin TV was appointed the exclusive distributor of the Company’s business to consumer (“B2C”) IPTV interests.  As exclusive distributor, KyLin TV obtains, advertises and markets all of the Company’s B2C content, in accordance with the terms of the amendment.  Accordingly, KyLin TV records the gross revenues from the Company’s B2C content as well as the associated license fees, whereas the Company records revenues in accordance with the revised fee schedule in the amendment.  The Company also provides and charges KyLin TV for administrative and general corporate support.  The amounts charged for these services provided by the Company for the three months ended March 31, 2014 and 2013 were $30,687 and $85,088, respectively, and are recorded as a recovery in selling, general and administrative expense.

New York Islanders Hockey Club, L.P. (“New York Islanders”)

The Company provides IT-related professional services and administrative services to the New York Islanders, a professional hockey club that is owned by the Chairman of the Board of Directors of the Company.

Renaissance Property Associates, LLC (“Renaissance”)

The Company provides IT-related professional services to Renaissance, a real estate management company owned by the Chairman of the Board of Directors of the Company.  In June 2009, the Company signed a sublease agreement with Renaissance for office space in Plainview, New York.  The sublease agreement expired in December 2013, and the Company is now leasing this office on a month-to-month basis.  Rent expense paid by the Company to Renaissance of $107,586, inclusive of taxes and utilities, is included in selling, general and administrative expense for the three months ended March 31, 2014 and 2013.

Smile Train, Inc. (“Smile Train”)

The Company provides IT-related professional services to Smile Train, a public charity whose founder and significant benefactor is the Chairman of the Board of Directors of the Company.

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
Information as at March 31, 2014 and for the three months ended
March 31, 2014 and 2013 (unaudited)

The Company recognized revenue from related parties as follows for the three months ended:

	March 31,	March 31,
	2014	2013
	$	$

New York Islanders	75,177	75,466
Renaissance	30,000	30,000
Smile Train	24,000	24,000
KyLin TV	220,587	497,036
	349,764	626,502

The amounts due from (to) related parties are as follows:

	March 31,	December 31,
	2014	2013
	$	$

New York Islanders	(12,817)	(16,743)
Renaissance	2,737	931
KyLin TV	380,763	242,911
	370,683	227,099

6. Earnings (Loss) Per Share

Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period.  Diluted EPS is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding adjusted for the dilutive effect of preferred stock, stock options and warrants.

The following table presents the calculation of basic and diluted EPS for the three months ended:

	March 31,	March 31,
	2014	2013
	$	$

Consolidated net income (loss)	1,068,887	(282,866)

Weighted average shares of common stock outstanding used in calculating basic EPS	170,855,997	164,207,147
Effect of dilutive preferred stock, stock options and warrants	43,549,857	-
Weighted average shares of common stock outstanding used in calculating diluted EPS	214,405,854	164,207,147

Basic EPS	0.01	0.00

Diluted EPS	0.00	0.00

NEULION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
Information as at March 31, 2014 and for the three months ended
March 31, 2014 and 2013 (unaudited)

The following table summarizes the securities convertible into common stock that were outstanding as at March 31, 2014 and 2013 and (i) were included in the computation of diluted loss per share for the three months ended March 31, 2014 and (ii) were not included in the computation of diluted loss per share for the three months ended March 31, 2013 because their effect would have been anti-dilutive.

	2014	2013
	#	#

Class 3 Preference Shares	17,176,818	17,176,818
Class 4 Preference Shares	10,912,265	10,912,265
Stock options – New Plan	13,774,000	1,065,000
Stock options – Old Plan	9,445,625	16,338,333
SARS	—	675,000
Warrants	11,628,006	19,383,269
Retention warrants	—	91,050

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

9. Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, “Income Taxes Recognition.”  The Company does not believe there are any uncertain tax provisions under ASC 740.  The Company’s federal and state tax returns remain open for the years 2011 and 2012.

The Company’s current period income has been offset by net operating losses carried forward from prior years. All previously recognized deferred tax assets and net operating losses have been reduced by a valuation allowance.

10.  Investment Income

Investment income for the three months ended March 31, 2014 includes proceeds of $420,935, which were received on the sale of an over-the-counter stock that previously had a nominal recorded value.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis (“MD&A”) of the financial condition and results of operations of the Company should be read in conjunction with our condensed consolidated financial statements and accompanying notes for the three months ended March 31, 2014 and 2013, which have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). All dollar amounts are in U.S. dollars (“US$” or “$”) unless stated otherwise. As at May 2, 2014 the Bank of Canada noon rate for conversion of United States dollars to Canadian dollars (“CDN$”) was US$1 to CDN$1.0973.

Our MD&A is intended to enable readers to gain an understanding of our current results and financial position. To do so, we provide information and analysis comparing the results of operations and financial position for the current period to those of the preceding comparable period. We also provide analysis and commentary that we believe is required to assess our future prospects. Accordingly, certain sections of this report contain forward-looking statements that are based on current plans and expectations. These forward-looking statements are affected by risks and uncertainties that are discussed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013 and below in the section titled “Cautions Regarding Forward-Looking Statements” and that could have a material impact on future prospects. Readers are cautioned that actual results could vary from those forecasted in this MD&A.

Cautions Regarding Forward-Looking Statements

This MD&A contains certain forward-looking statements that reflect management’s expectations regarding our growth, results of operations, performance and business prospects and opportunities.

Statements about our future plans and intentions, results, levels of activity, performance, goals, achievements or other future events constitute forward-looking statements. Wherever possible, words such as “may,” “will,” “should,” “could,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” or “potential” or the negative or other variations of these words, or similar words or phrases, have been used to identify these forward-looking statements. These statements reflect management’s current beliefs and are based on information available to management as at the date of this Quarterly Report on Form 10-Q.

Forward-looking statements involve significant risk, uncertainties and assumptions. Although the forward-looking statements contained in this MD&A are based upon what management believes to be reasonable assumptions, we cannot assure readers that actual results will be consistent with these forward-looking statements. These forward-looking statements are made as of the date of this Quarterly Report on Form 10-Q and we assume no obligation to update or revise them to reflect new events or circumstances, except as required by law. Many factors could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements that may be expressed or implied by such forward-looking statements, including: our ability to realize some or all of the anticipated benefits of our partnerships; our ability to increase revenue; general economic and market segment conditions; our customers’ subscriber levels and financial health; our ability to pursue and consummate acquisitions in a timely manner; our continued relationships with our customers; our ability to negotiate favorable terms for contract renewals; competitor activity; product capability and acceptance rates; technology changes; regulatory changes; foreign exchange risk; interest rate risk; and credit risk. These factors should be considered carefully and readers should not place undue reliance on the forward-looking statements. A more detailed assessment of the risks that could cause actual results to materially differ from current expectations is contained in Item 1A, “Risk Factors,” of the Annual Report on Form 10-K for the year-ended December 31, 2013.

Overview

NeuLion is a technology service provider that specializes in the digital video broadcasting, distribution and monetization of live and on-demand content to Internet-enabled devices. Through our cloud-based end-to-end solution, we build and manage interactive digital networks that enable our customers to provide a destination for their viewers to view and interact with their content. We were incorporated on January 14, 2000 under the Canada Business Corporations Act and were domesticated under Delaware law on November 30, 2010. Our common stock is listed on the TSX under the symbol NLN and traded on the OTCBB in the United States under the symbol NEUL.

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

Key Performance Indicators

	Q1 2014 (million)	Q1 2013 (million)	% change	LTM 2014 (1) (million)	LTM 2013 (2) (million)

Total Revenue	$13.5	$11.9	13%	$48.7	$40.5

Revenue by Category of Customer: (3)
Pro Sports	$6.3	$5.6	13%	$21.6	$15.4
College Sports	$3.8	$3.0	27%	$13.4	$11.2
TV Everywhere	$2.9	$2.7	7%	$11.5	$10.9

Revenue by Type: (4)
Recurring	$12.6	$11.0	15%	$45.4	$36.8
Non-recurring	$ 0.9	$ 0.9	0%	$ 3.3	$ 3.7

Non-GAAP Adjusted Gross Margin % (5)	74%	71%	3%	73%	69%

Non-GAAP Adjusted EBITDA (6)	$2.0	$1.0	100%	$4.5	$(0.4)

Consolidated Net Income (Loss)	$1.1	$(0.3)	-	$(0.9)	$(6.8)

(1)	Last twelve months ending March 31, 2014.
(2)	Last twelve months ending March 31, 2013.
(3)	Excludes equipment revenue.
(4)
Recurring revenues include variable fees earned from subscriptions, usage, advertising, eCommerce and support fees in addition to fixed fees charged to our customers on a monthly, quarterly or annual basis for ongoing hosting, support and maintenance.  Non-recurring revenues include setup fees for design, setup and implementation services and equipment revenue.

(5)
We report non-GAAP Adjusted Gross Margin % because it is a key measure used by management to evaluate our results and make strategic decisions about the Company, including potential acquisitions. Non-GAAP Adjusted Gross Margin % represents consolidated operating income (loss) plus depreciation and amortization, research and development expenses and selling, general and administrative expenses divided by total revenue. This measure does not have any standardized meaning prescribed by U.S. GAAP and therefore is unlikely to be comparable to the calculation of similar measures used by other companies, and should not be viewed as an alternative to measures of financial performance or changes in cash flows calculated in accordance with U.S. GAAP.  Reconciliations are provided below.

(6)
We report non-GAAP Adjusted EBITDA because it is a key measure used by management to evaluate our results and make strategic decisions about the Company, including potential acquisitions. Non-GAAP Adjusted EBITDA represents net income (loss) before interest, income taxes, depreciation and amortization, stock-based compensation, unrealized gain/loss on derivatives, investment income, non-controlling interests, discounts on convertible notes and foreign exchange gain/loss. This measure does not have any standardized meaning prescribed by U.S. GAAP and therefore is unlikely to be comparable to the calculation of similar measures used by other companies, and should not be viewed as an alternative to measures of financial performance or changes in cash flows calculated in accordance with U.S. GAAP.  Reconciliations are provided below.

Overall Performance – Three months ended March 31, 2014 vs three months ended March 31, 2013

Total revenue for the three months ended March 31, 2014 was $13.5 million, an increase of $1.6 million, or 13%, compared to $11.9 million for the three months ended March 31, 2013. The increase in total revenue was primarily attributable to an increase in revenue in our College Sports category of customer of $0.8 million and Pro Sports category of customer of $0.7 million.

Our non-GAAP Adjusted Gross Margin % (as defined above and reconciled below) was 74% for the three months ended March 31, 2014, compared with 71% for the three months ended March 31, 2013. The 3% improvement in non-GAAP Adjusted Gross Margin % was primarily due to decreased bandwidth costs.

Our non-GAAP Adjusted EBITDA (as defined above and reconciled below) was $2.0 million for the three months ended March 31, 2014, compared with $1.0 million for the three months ended March 31, 2013. The $1.0 million improvement in non-GAAP Adjusted EBITDA was due to an increase in revenue of $1.6 million offset by increases in cost of revenues of $0.1 million and selling, general and administrative expenses, excluding stock-based compensation, and research and development expenses of $0.5 million.

Our consolidated net income for the three months ended March 31, 2014 was $1.1 million, or income of $0.01 per basic and $0.00 per diluted share of common stock, compared with a net loss of $0.3 million, or a loss of $0.00 per basic and diluted share of common stock, for the three months ended March 31, 2013.  The improvement of $1.4 million was primarily attributable to the items discussed in the three paragraphs above.

Consolidated Statement of Operations Reconciliations:

 The reconciliations from consolidated operating income (loss) to non-GAAP Adjusted Gross Margin % are as follows:

	Three months ended
	March 31,
	2014	2013
	$	$

Consolidated operating income (loss) on a GAAP basis	946,251	(169,386)

Amortization and depreciation	685,804	1,025,142
Research and development	1,972,803	1,699,366
Selling, general and administrative, including stock-based compensation	6,354,050	5,929,039
Non-GAAP Adjusted Gross Margin	9,958,908	8,484,161

Total Revenue	13,469,582	11,899,948

Non-GAAP Adjusted Gross Margin % (as a % of total revenue)	74%	71%

	Twelve months ended
	March 31,
	2014	2013
	$	$

Consolidated operating income (loss) on a GAAP basis	(523,950)	(6,096,698)

Amortization and depreciation	3,415,716	4,194,016
Research and development	7,696,238	6,738,259
Selling, general and administrative, including stock-based compensation	24,714,857	23,082,813
Non-GAAP Adjusted Gross Margin	35,302,861	27,918,390

Total Revenue	48,676,811	40,514,358

Non-GAAP Adjusted Gross Margin % (as a % of total revenue)	73%	69%

The reconciliations from net income (loss) to non-GAAP Adjusted EBITDA are as follows:

	Three months ended
	March 31,
	2014	2013
	$	$

Consolidated net income (loss) on a GAAP basis	1,068,887	(282,866)

Depreciation and amortization	685,804	1,025,142
Stock-based compensation	334,818	121,626
Discount on convertible note	-	77,922
Income taxes	254,846	17,444
Investment (income) expense, net and foreign exchange loss	(377,482)	18,114

Non-GAAP Adjusted EBITDA	1,966,873	977,382

	Twelve months ended
	March 31,
	2014	2013
	$	$

Consolidated net loss on a GAAP basis	(926,592)	(6,817,267)

Depreciation and amortization	3,415,716	4,194,016
Stock-based compensation	1,630,084	1,515,433
Discount on convertible note	155,847	155,844
Income taxes	514,248	503,328
Investment (income) expense, net and foreign exchange loss	(267,452)	61,397

Non-GAAP Adjusted EBITDA	4,521,851	(387,249)

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

• College Sports
This category contains all of our college and collegiate conference customers. We partner with many National Collegiate Athletic Association (NCAA) schools and conferences and have agreements in place with over 160 colleges, universities or related sites.  These customers include the University of North Carolina, Duke University, the University of Oregon, Louisiana State University, Mississippi State University, University of Arkansas, the University of Nebraska, Texas A&M University, the Big 12 Conference and the Southern Conference, Pac 12 member schools, the University of Oklahoma,  the Ivy League Digital Network and the University of Maryland.

• TV Everywhere
This category contains all of our cable networks and operators, entertainment companies, content aggregators and multichannel video programming distributors (“MVPDs”). These customers include ESPN, Univision, China Network Television (a new media agency of China Central Television), Sport TV, Rogers Media, Sportsnet, Outdoor Channel, TVG Network, CBC, Zon Multimedia, Independent Film Channel, MSG Varsity, Shaw Communications, the Big Ten Network, Participant Media and the Gospel Music Channel.

• Other Customers
This category includes our B2C business, in which we market our own content directly to customers, and various consulting services.

Within each of these four categories of customers, revenue is categorized as follows:

• Setup fees - non-recurring and charged to customers for design, setup and implementation services.

• Fixed fees - recurring and charged to customers for ongoing hosting, support and maintenance.

• Variable fees - recurring and earned through subscriptions, usage, advertising, support and e-commerce.

▪
Subscription revenue consists of recurring revenue based on the number of subscribers.  Subscription revenue is typically generated on a monthly, quarterly or annual basis and can be either a fixed fee per user or a variable fee based on a percentage of the subscription price.

▪	Usage fees are charged to customers for bandwidth and storage.
▪	Advertising revenues are earned through the insertion of advertising impressions on websites and in streaming video at a cost per thousand impressions.
▪	Support revenue consists of fees charged to our customers for providing customer support to their end users.
▪	e-commerce revenues are earned through providing our customers with ticketing and retail merchandising web solutions.

•
Equipment revenue - non-recurring, consists of the sale of set-top boxes (“STBs”), to content partners and/or end users and is recognized when title to an STB passes to our customer. Shipping revenue, STB rentals and computer hardware sales are also included in equipment revenue.

Cost and Expenses

Cost of revenue

Cost of revenue primarily consists of:

•	revenue share payments;

•	broadcast operating costs (teleport fees, bandwidth usage fees, colocation fees);

•	cost of advertising revenue, which is subject to revenue sharing with the content provider; and

•	cost of equipment revenue primarily, which consists of purchases of STB products and parts for resale to customers. Shipping costs are included in cost of equipment revenue.

Selling, general and administrative expenses, including stock-based compensation

Selling, general and administrative (“SG&A”) expenses, including stock-based compensation, include:

•	Wages and benefits represents compensation for our full-time and part-time employees, excluding R&D employees shown below, as well as fees for consultants we use from time to time;

•
Stock-based compensation represents the estimated fair value of our options and warrants (“Convertible Securities”) for financial accounting purposes, prepared using the Black-Scholes-Merton model, which requires a number of subjective assumptions, including assumptions about the expected life of the Convertible Securities, risk-free interest rates, dividend rates, forfeiture rates and the future volatility of the price of our shares of common stock. The estimated fair value of the Convertible Securities is expensed over the vesting period, which is normally four years, with the Convertible Securities vesting in equal amounts each year. However, our Board of Directors has the discretion to grant options with different vesting periods;

•	Professional fees represents legal, accounting, and public and investor relations expenses; and

•	Other SG&A expenses represents travel expenses, marketing, rent, office supplies, corporate IT services, credit card processing fees and other general operating expenses.

Research and development

Research and development costs (“R&D”) primarily consist of wages and benefits for R&D department personnel.

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 2014 to Three Months Ended March 31, 2013

Our condensed consolidated financial statements for the three months ended March 31, 2014 and 2013 have been prepared in accordance with U.S. GAAP. A comparison of our results of operations for those periods is as follows:

	March 31,
	2014	2013	Change
	$	$	%

Revenue	13,469,582	11,899,948	13%

Costs and expenses
Cost of revenue, exclusive of depreciation and amortization shown below	3,510,674	3,415,787	3%
Selling, general and administrative, including
stock-based compensation	6,354,050	5,929,039	7%
Research and development	1,972,803	1,699,366	16%
Depreciation and amortization	685,804	1,025,142	(33)%
	12,523,331	12,069,334	4%
Operating income (loss)	946,251	(169,386)	-%

Other income (expense)
Loss on foreign exchange	(45,362)	(13,810)	-%
Investment income (expense), net	422,844	(4,304)	-%
Discount on convertible note	-	(77,922)	-%
	377,482	(96,036)	-%
Net and comprehensive income (loss) before income taxes	1,323,733	(265,422)	-%
Provision for income taxes	(254,846)	(17,444)	-%
Net and comprehensive income (loss)	1,068,887	(282,866)	-%

Revenue

Revenue increased to $13.5 million for the three months ended March 31, 2014 from $11.9 million for the three months ended March 31, 2013. Revenue includes revenue from Pro Sports, College Sports, TV Everywhere and Other Customers and is comprised of set-up fees, annual/monthly fees, variable fees and equipment revenue. Period-over-period variances in each sector are detailed below:

Pro Sports

Revenue from Pro Sports customers increased to $6.3 million for the three months ended March 31, 2014, from $5.6 million for the three months ended March 31, 2013. The $0.7 million improvement was primarily the result of an increase in fixed fees.

College Sports

Revenue from College Sports customers increased to $3.8 million for the three months ended March 31, 2014 from $3.0 million for the three months ended March 31, 2013.  The $0.8 million increase was primarily the result an increase in fixed fees of $0.3 million, variable usage fees of $0.2 million and variable subscriptions fees of $0.2 million.  The increase in fees was primarily generated from agreements signed with new colleges and conferences.

TV Everywhere

Revenue from TV Everywhere customers increased to $2.9 million for the three months ended March 31, 2014 from $2.7 million for the three months ended March 31, 2013.  The $0.2 million improvement was the result of increases in several categories of revenue.

Other – B2C

Revenue from B2C customers was $0.1 million for each of the three months ended March 31, 2014 and 2013.

Other – Consulting

Revenue from consulting customers was $0.3 million for the three months ended March 31, 2014 and 2013.

Equipment revenue

Equipment revenue decreased to $0.1 million for the three months ended March 31, 2014 from $0.2 million for the three months ended March 31, 2013.

Costs and Expenses

Cost of revenue increased to $3.5 million for the three months ended March 31, 2014 from $3.4 million for the three months ended March 31, 2013. Cost of revenue as a percentage of revenue decreased from 29% for the three months ended March 31, 2013 to 26% for the three months ended March 31, 2014. The 3% improvement (as a percentage of revenue) primarily resulted from improved broadcast operating costs.

Selling, general and administrative expenses, including stock-based compensation

Selling, general and administrative expenses, including stock-based compensation, increased by $0.5 million, or 8%, to $6.4 million for the three months ended March 31, 2014 from $5.9 million for the three months ended March 31, 2013. The individual variances are as follows:

• Wages and benefits increased to $4.8 million for the three months ended March 31, 2014 from $4.5 million for the three months ended March 31, 2013. The $0.3 million increase was primarily the result of salary increases, insurance and commissions.

• Stock-based compensation expense increased to $0.3 million for the three months ended March 31, 2014 from $0.1 million for the three months ended March 31, 2013.  The $0.2 million increase was primarily the result of the grant of 13.8 million options in August 2013.

• Professional fees increased to $0.4 million for the three months ended March 31, 2014 from $0.2 million for the three months ended March 31, 2013.  The $0.2 million increase was the result of an increase in legal fees.

• Other SG&A expenses decreased to $0.9 million for the three months ended March 31, 2014 from $1.1 million for the three months ended March 31, 2013.  The $0.2 million decrease was due to decreases in several expense categories.

Research and development

Research and development costs increased to $2.0 million for the three months ended March 31, 2014 from $1.7 million for the three months ended March 31, 2013.  The increase of $0.3 million was primarily due to salary increases and the hire of new R&D employees.

Depreciation and amortization

Depreciation and amortization decreased to $0.7 million for the three months ended March 31, 2014 from $1.0 million for the three months ended March 31, 2013.  The decrease of $0.3 million was primarily attributable to certain intangible assets being fully amortized subsequent to March 31, 2013.

Investment income (expense), net

Investment income (expense) increased to $0.4 million for the three months ended March 31, 2014 from a nominal amount for the three months ended March 31, 2013.  The increase of $0.4 million was the result of proceeds received on the sale of an over-the-counter stock that previously had a nominal value.

LIQUIDITY AND CAPITAL RESOURCES

Our cash position was $18.3 million at March 31, 2014. For the three months ended March 31, 2014, we used $1.7 million to fund operations, which included a decrease of $4.0 million in operating assets and liabilities. Additionally, cash provided by financing activities included $0.5 million from the exercise of stock options and broker units and cash used in investing activities included $0.1 million to purchase fixed assets.

As of March 31, 2014, our principal sources of liquidity included cash and cash equivalents of $18.3 million and trade accounts receivable of $5.4 million offset by $11.3 million in accounts payable.  We continue to closely monitor our cash balances to ensure that we have sufficient cash on hand to meet our operating needs. Management believes that we have sufficient liquidity to meet our working capital and capital expenditure requirements for at least the next twelve months.

At March 31, 2014, approximately 87% of our cash and cash equivalents were held in accounts with U.S. banks that received a BBB+ rating from Standard and Poor’s and an A3 rating from Moody’s. The Company believes that these U.S. financial institutions are secure notwithstanding the current global economy and that we will be able to access the remaining balance of bank deposits. Our investment policy is to invest in low-risk short-term investments which are primarily term deposits. We have not had a history of any defaults on these term deposits, nor do we expect any in the future given the short term maturity of these investments.

We are still building out our current business.  In 2006, our core business and business model evolved from providing professional information technology services and international programming to providing customized, end-to-end, interactive video services for a wide range of professional and collegiate sports properties, cable networks and operators, content owners and distributors, and telecommunication companies.  From our inception, we have incurred substantial net losses and have an accumulated deficit of $86.6 million; however, our non-GAAP Adjusted EBITDA (as previously defined) has continuously improved period-over-period and management expects this trend to continue. We continue to review our operating structure in an attempt to maximize revenue opportunities, further reduce costs and achieve profitability. Based on our current business plan and internal forecasts, we believe that our cash on hand will be sufficient to meet our working capital and operating cash requirements for the next twelve months. However, we will require expenditures of significant funds for research and development, maintaining adequate video streaming and database software, and the construction and maintenance of our delivery infrastructure and office facilities. Cash from operations could be affected by various risks and uncertainties, including, but not limited to, the risks detailed in this Quarterly Report on Form 10-Q. If our actual cash needs are greater than forecasted and if cash on hand is insufficient to meet our working capital and cash requirements for the next twelve months, we will require outside capital in addition to cash flow from operations in order to fund our business. Our short operating history and our current lack of profitability could each or all be factors that might negatively impact our ability to obtain outside capital on reasonable terms, or at all. If we were ever unable to obtain needed capital, we would reevaluate and reprioritize our planned capital expenditures and operating activities. We cannot assure you that we will ultimately be able to generate sufficient revenue or reduce our costs in the anticipated time frame to become profitable and have sustainable net positive cash flows.

Working Capital Requirements

Our net working capital at March 31, 2014 was $2.6 million, an improvement of $2.7 million from our net working capital of $(0.1) million at December 31, 2013. Our working capital ratios at March 31, 2014 and December 31, 2013 were 1.11 and 1.00, respectively. Included in current liabilities at March 31, 2014 and December 31, 2013 is approximately $7.4 million and $8.9 million, respectively, of deferred revenue that we do not anticipate settling in cash.

The change in working capital was primarily due to a decrease in current assets of $1.3 million and a decrease in current liabilities of $4.0 million.

Current assets at March 31, 2014 were $25.8 million, a decrease of $1.3 million from the December 31, 2013 balance of $27.1 million.  The change was primarily due to a decrease of $1.3 million in cash and cash equivalents.

Current liabilities at March 31, 2014 were $23.2 million, a decrease of $4.0 million from the December 31, 2013 balance of $27.2 million. The decrease was primarily due to decreases in accounts payable of $1.7 million, accrued liabilities of $0.8 million and deferred revenue of $1.4 million.

Off Balance Sheet Arrangements

The Company did not have any off balance sheet arrangements as of March 31, 2014.

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

Our Chief Executive Officer and Chief Financial Officer, with the assistance of other members of our management, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter ended March 31, 2014 (the “Evaluation”).  Based upon the Evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) were effective as of the quarter ended March 31, 2014.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2014, no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) has been identified that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.                  Unregistered Sales of Equity Securities and Use of Proceeds

1.           On September 25, 2012, the Company completed a private placement of “Units,” each of which was comprised of one share of the Company’s common stock and one-half of one warrant (the “Offering”).  A portion of the commission paid in connection with the Offering was comprised of “Broker Warrants,” each of which may be exercised at any time prior to the 30-month anniversary of the closing date of the Offering, at a price of $0.21, to purchase one “Broker Unit.”  Each Broker Unit consists of one share of the Company’s common stock and one-half of one warrant; each full warrant (a “Warrant”) entitles the holder thereof to purchase one share of the Company’s common stock at $0.30 for 30 months following the closing date of the Offering.  Between January 1, 2014 and March 31, 2014, persons residing outside the United States exercised an aggregate of 600,063 Broker Warrants, for gross proceeds of $126,013, to purchase 600,063 shares of the Company’s common stock and 300,031 Warrants.  The Company offered and sold the common stock and the Warrants in reliance on the exemption from registration afforded by Regulation S under the Securities Act.

2.           Between January 1, 2014 and March 31, 2014, certain subscribers residing outside the United States who purchased Units in the Offering exercised an aggregate of 1,145,000 Warrants and received 669,933 shares of the Company’s common stock.  Per the terms of the Warrant certificates, the Warrant exercise took place on a cashless basis, which resulted in each certificate holder receiving the number of shares of common stock determined by dividing the “intrinsic value” of the Warrants being exercised by the “fair market value.”  The “intrinsic value” per share was determined by subtracting the exercise price of $0.30 per share from the fair market value (conversion from Canadian dollars to US dollars took place).  The “fair market value” means the average of the closing prices of the common stock of the Company from the five days immediately prior to the date on which the Company received an exercise notice from a holder.  As a result of the cashless exercise, the certificate holders did not make any payment to the Company in connection with the exercise of the Warrants.  The Company offered and sold the common stock in reliance on the exemption from registration afforded by Regulation S under the Securities Act.

3.           Between January 1, 2014 and March 31, 2014, five employees residing outside the United States exercised an aggregate of 578,416 stock options for total proceeds of $357,247 and received 578,416 shares of the Company’s common stock, and one employee residing within the United States exercised an aggregate of 5,000 stock options for total proceeds of $900 and received 5,000 shares of the Company’s common stock.  The Company offered and sold the common stock and stock options to persons residing outside the United States in reliance on the exemption from registration afforded by Regulation S under the Securities Act, and to person residing within the United States in reliance on the exemption from registration afforded by Section 4(2) under the Securities Act.

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

NEULION, INC.

Date: May 8, 2014	/s/ Nancy Li
Name: Nancy Li
Title: Chief Executive Officer

Date: May 8, 2014	/s/ Arthur J. McCarthy
Name: Arthur J. McCarthy
Title: Chief Financial Officer