Form 10-K/A
period 2012-12-31
NEULION, INC.
filed 2014-06-27
CIK 1387713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-K/A
 (Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

EXPLANATORY NOTE

We are filing this Form 10-K/A to amend certain disclosures contained in Part III of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (the “Original Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on March 8, 2013, which disclosures were incorporated by reference from our definitive proxy statement filed with the SEC on April 15, 2013. This Form 10-K/A amends and restates Item 12 of Part III to reflect the beneficial ownership of certain shares that were inadvertently excluded from the table in the Original Form 10-K. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Form 10-K/A also contains new certifications included as Exhibits 31.1 and 31.2 hereto.

This Form 10-K/A does not reflect events occurring after the filing of the Original Form 10-K or modify or update the disclosures in the Original Form 10-K, except as set forth in this Form 10-K/A, and should be read in conjunction with the Original Form 10-K and our other filings with the SEC.

PART III

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of April 15, 2013, certain information concerning the beneficial ownership of our common stock by (i) each stockholder known by us to own beneficially five percent or more of our outstanding common stock; (ii) each director; (iii) each Named Executive Officer; and (iv) all of our executive officers and directors as a group.

Name and Address of Beneficial Owner (1)	Shares Beneficially Owned (2)	Percent of Class (3)

Nancy Li	40,360,684(4)(7)	24.4%
Charles B. Wang	30,990,872(5)(7)	18.7%
G. Scott Paterson	10,192,790(6)	6.2%
J. Christopher Wagner	3,645,853(8)	2.2%
David Kronfeld	30,412,315(9)	15.8%
JK&B Capital V, L.L.C.(10)	27,986,022(11)	14.6%
AvantaLion LLC(12)	22,820,650(7)(13)	13.9%
John E. Anderson	457,765(14)	*
Gabriel A. Battista	487,710(15)	*
Shirley Strum Kenny	470,896	*
Roy E. Reichbach	6,066,250(16)	3.7%
All officers and directors as a group (13 persons)	132,533,419	65.5%

_______________________________
*Less than 1%.
(1)	Unless otherwise indicated, the address of such individual is c/o NeuLion, Inc., 1600 Old Country Road, Plainview, New York 11803.
(2)	The total number of shares beneficially owned includes shares over which the named person could have acquired voting power or investment power within 60 days after April 15, 2013.
(3)	Based upon 164,207,147 shares of common stock outstanding as of April 15, 2013.
(4)
Includes (i) 56,040 shares of common stock held indirectly by two trusts for the benefit of Ms. Li’s children for which Ms. Li is the trustee and (ii) 1,143,750 shares of common stock underlying options granted under our Stock Option Plan.  Excludes 30,990,872 shares of Common Stock beneficially owned by Mr. Wang, Ms. Li’s spouse, of which Ms. Li disclaims beneficial ownership. See Footnote (5) below.

(5)
Includes (i) 22,820,650 shares of common stock held by AvantaLion, a limited liability company controlled by Mr. Wang, (ii) 256,040 shares of common stock held indirectly by two trusts for the benefit of Mr. Wang’s grandchildren for which Mr. Wang is the trustee and (iii) 1,167,250 shares of common stock underlying warrants that are only exercisable on a cashless basis.  Excludes (i) 40,360,684 shares of common stock beneficially owned by Ms. Li, Mr. Wang’s spouse, (ii) 12,033,989 shares of Preferred Stock owned by JK&B Capital V Special Opportunity Fund, L.P. (“JK&B SOF”), an entity in which Mr. Wang has an 86% pecuniary interest, and (iii) 5,000,000 shares of common stock held by a trust for the benefit of Mr. Wang’s children (the “2012 Trust”).  Mr. Wang does not have voting or dispositive power over the shares held by Ms. Li, JK&B SOF, or the 2012 Trust and disclaims beneficial ownership of all such shares.

(6)
Includes (i) 625,000 shares of common stock held by entities controlled by Mr. Paterson and (ii) 872,500 shares of common stock underlying warrants that are only exercisable on a cashless basis.  Excludes (i) 1,000,000 shares of common stock and (ii) 151,587 shares of common stock underlying warrants that are only exercisable on a cashless basis held by a trust for the benefit of Mr. Paterson’s family.  Mr. Paterson does not exercise voting or investment powers over this trust and disclaims beneficial ownership of all such shares of Common Stock.

(7)
Mr. Wang, Ms. Li and AvantaLion, a limited liability company controlled by Mr. Wang, are parties to a Voting Trust Agreement, pursuant to which all shares of Common Stock of the Company directly or indirectly controlled by them were deposited with Computershare so that shares of Common Stock controlled by Mr. Wang, Ms. Li and AvantaLion, representing more than 9.9% of the total issued and outstanding Common Stock of the Company, may not be voted in relation to:

• the election of directors;
• any matters related to security-based compensation; and

  •  any other matters which may change the governance structure of the Company as disclosed in the management information circular dated September 4, 2008 relating to the stockholder approval of the business combination of the entities then known as JumpTV Inc. (now called NeuLion, Inc.) and NeuLion, Inc. (now called NeuLion USA, Inc.).

The voting restrictions imposed by the Voting Trust Agreement do not apply to any arm’s-length transferee of any of the Common Stock held by Mr. Wang, Ms. Li or AvantaLion.  The Voting Trust Agreement will terminate on the first to occur of:

• five years from October 20, 2008;
• the date when the Common Stock ceases to be listed and posted for trading on the TSX; and
• the date that Mr. Wang, Ms. Li and AvantaLion no longer own any Common Stock.
(8)	Includes 1,856,250 shares of common stock underlying options and warrants.
(9)
Includes 2,006,300 shares of common stock directly owned by DKB JTV Holdings, LLC, an entity controlled by Mr. Kronfeld.  Mr. Kronfeld disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.  Also includes (i) 15,952,033 shares of Preferred Stock directly owned by JK&B Capital V, L.P. (“JK&B”) and (ii) 12,033,989 shares of Preferred Stock directly owned by JK&B SOF.  Mr. Kronfeld is the managing member of JK&B Capital V, L.L.C., the general partner of JK&B Management V, L.P. (“JK&B Management”).  JK&B Management is the general partner of both JK&B and JK&B SOF.  Mr. Kronfeld, JK&B Capital V, L.L.C. and JK&B Management each may be deemed to have sole voting and dispositive power over the shares.  Mr. Kronfeld disclaims beneficial ownership of the Preferred Stock owned by JK&B and JK&B SOF except to the extent of his pecuniary interest therein.

(10)	The address of this beneficial owner is c/o JK&B Capital, Two Prudential Plaza, 180 N. Stetson Avenue, Suite 4500, Chicago, Illinois 60601.
(11)
Represents 15,952,033 shares of common stock underlying Preferred Stock directly owned by JK&B and 12,033,989 shares of common stock underlying Preferred Stock directly owned by JK&B SOF.  Mr. Kronfeld is the managing member of JK&B Capital V, L.L.C., the general partner of JK&B Management.  JK&B Management is the general partner of both JK&B and JK&B SOF.  Mr. Kronfeld, JK&B Capital V, L.L.C. and JK&B Management each may be deemed to have sole voting and dispositive power over such shares. See Footnote (8) above.

(12)	The address of this beneficial owner is 250 Pehle Avenue, Suite 404, Saddle Brook, New Jersey 07663.
(13)	AvantaLion is a limited liability company controlled by Mr. Wang. See Footnote (5) above.
(14)	Includes 50,000 shares of common stock underlying options.
(15)
Includes (i)103,061 shares of common stock underlying Preferred Stock held by The Gabriel A. Battista Revocable Trust Under a Trust dated August 22, 2006 and (ii) 50,000 shares of common stock underlying options.

(16)
Includes (i) 831,250 shares of common stock underlying options and (ii) 5,000,000 shares of common stock held by the 2012 Trust. Mr. Reichbach is the trustee of the 2012 Trust and in such capacity has voting and dispositive control with respect to such shares. Mr. Reichbach disclaims beneficial ownership of the shares held by the 2012 Trust.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2012 with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders

2012 Omnibus Securities and Incentive Plan (1)	415,000(1)	$0.25(1)	19,585,000

Second Amended and Restated Stock Option Plan (2)	16,502,500(2)	$0.44(2)	4,023,393

Restricted Share Plan (3)	0	N/A	0

2006 Stock Appreciation Rights Plan (4)	675,000(3)	$0.61(3)	7,535,357

Amended and Restated Directors’ Compensation Plan (5)	0(4)	N/A(4)	2,995,137

Amended and Restated Retention Warrants Plan (6)	236,550	$0.67	2,263,450

Employee Share Purchase Plan (7)	0(6)	N/A	N/A

Equity compensation plans not approved by security holders

None	N/A	N/A	N/A

Total	17,829,050	$0.44	36,402,337

(1)	The maximum number of shares of common stock issuable upon exercise of securities granted pursuant to the 2012 Omnibus Securities and Incentive Plan (the “2012 Plan”) shall be 20,000,000.
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

10.23	Third Amendment, dated as of September 30, 2011, to that certain Contract for Service dated June 22, 2007 by and between NeuLion, Inc. and Sky Angel U.S., LLC (portions of this exhibit have been omitted pursuant to a request for confidential treatment made to the Securities and Exchange Commission) (portions of this exhibit have been omitted pursuant to a request for confidential treatment made to the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 20, 2012)

10.24	Amendment Four, dated as of October 30, 2012, to that certain Contract for Service dated June 22, 2007 by and between NeuLion, Inc. and Sky Angel U.S., LLC (portions of this exhibit have been omitted pursuant to a request for confidential treatment made to the Securities and Exchange Commission) (portions of this exhibit have been omitted pursuant to a request for confidential treatment made to the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 20, 2012)

16	Letter, dated June 22, 2012, from Ernst & Young LLP to the Securities and Exchange Commission (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed June 22, 2012)

21*	Subsidiaries

31.1 ***	Certification of the Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) of the Exchange Act

31.2 ***	Certification of the Chief Financial Officer (Principal Financial Officer) pursuant to Rule 13a-14(a) of the Exchange Act

32*	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

#	Management contract or compensatory plan or arrangements
*	Filed with the Original Form 10-K
**
Furnished with the Original Form 10-K. As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for purposes of Section 11 and 12 of the Securities Act and Section 18 of the Exchange Act or otherwise subject to liability under those sections, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act except as expressly set forth by specific reference in such filing.

***	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEULION, INC.

June 27, 2014	By:	/s/ Nancy Li
Name: Nancy Li
Title: Chief Executive Officer
(Principal Executive Officer)