Form 10-K/A
period 2013-12-31
NEULION, INC.
filed 2014-06-27
CIK 1387713

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $34,600,678.

As of March 7, 2014, there were 170,998,761 shares of the registrant’s common stock, $0.01 par value, outstanding.

EXPLANATORY NOTE

We are filing this Form 10-K/A to amend certain disclosures contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the “Original Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on March 13, 2014, which disclosures were incorporated by reference from our definitive proxy statement filed with the SEC on April 21, 2014. This Form 10-K/A amends and restates the following portions of the Original Form 10-K: (i) the Cover Page to correct the aggregate market value of common equity held by non-affiliates; and (ii) Item 12 of Part III to reflect the beneficial ownership of certain shares that were inadvertently excluded from the table. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Form 10-K/A also contains new certifications included as Exhibits 31.1 and 31.2 hereto.

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

PART III

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of April 15, 2014, certain information concerning the beneficial ownership of our common stock by (i) each stockholder known by us to own beneficially five percent or more of our outstanding common stock; (ii) each director; (iii) each Named Executive Officer; and (iv) all of our executive officers and directors as a group.

Name and Address of Beneficial Owner (1)	Shares Beneficially Owned (2)	Percent of Class (3)

Nancy Li	40,768,596(4)	23.4%
Charles B. Wang	34,701,993(5)	19.8%
G. Scott Paterson	9,650,438(6)	5.5%
J. Christopher Wagner	1,805,542(7)	1.0%
Michael (Horngwei) Her	3,105,453(8)	1.8%
David Kronfeld	30,476,471(9)	15.1%
JK&B Capital V, L.L.C.(10)	27,986,022(11)	14.6%
AvantaLion LLC	22,820,650(12)	13.9%
John E. Anderson	335,794	*
Gabriel A. Battista	470,569(13)	*
Shirley Strum Kenny	545,508	*
Roy E. Reichbach	5,691,382(14)	3.3%
All officers and directors as a group (12 persons)	131,086,613	63.5%

*Less than 1%.
(1)	Unless otherwise indicated, the address of such individual is c/o NeuLion, Inc., 1600 Old Country Road, Plainview, New York 11803.
(2)	The total number of shares beneficially owned includes shares over which the named person could have acquired voting power or investment power within 60 days after April 15, 2014.
(3)	Based upon 173,583,901 shares of common stock outstanding as of April 15, 2014.
(4)
Includes (i) 56,040 shares of common stock held indirectly by two trusts for the benefit of Ms. Li’s children for which Ms. Li is the trustee and (ii) 1,012,500 shares of common stock underlying options granted under our Stock Option Plan.  Excludes 34,701,933 shares of Common Stock beneficially owned by Mr. Wang, Ms. Li’s spouse, of which Ms. Li disclaims beneficial ownership. See Footnote (5) below.

(5)
Includes (i) 22,820,650 shares of common stock held by AvantaLion, a limited liability company controlled by Mr. Wang, (ii) 256,040 shares of common stock held indirectly by two trusts for the benefit of Mr. Wang’s grandchildren, for which Mr. Wang is the trustee and (iii) 1,617,045 shares of common stock underlying warrants that are only exercisable on a cashless basis.  Excludes (i) 40,768,956 shares of common stock beneficially owned by Ms. Li, Mr. Wang’s spouse, (ii) 12,033,989 shares of Preferred Stock owned by JK&B Capital V Special Opportunity Fund, L.P. (“JK&B SOF”), an entity in which Mr. Wang has an 86% pecuniary interest, and (iii) 5,000,000 shares of common stock held by a trust for the benefit of Mr. Wang’s children (the “2012 Trust”).  Mr. Wang does not have voting or dispositive power over the shares held by Ms. Li, JK&B SOF, or the 2012 Trust and disclaims beneficial ownership of all such shares.

(6)
Includes (i) 625,000 shares of common stock held by entities controlled by Mr. Paterson, (ii) 35,000 shares of common stock held by the G. Scott Paterson Foundation, and (iii) 545,148 shares of common stock underlying warrants that are only exercisable on a cashless basis.  Excludes (i) 850,000 shares of common stock and (ii) 94,713 shares of common stock underlying warrants that are only exercisable on a cashless basis held by a trust for the benefit of Mr. Paterson’s family.  Mr. Paterson does not exercise voting or investment powers over this trust and disclaims beneficial ownership of all such shares of Common Stock.

(7)	Includes 287,500 shares of common stock underlying options.
(8)	Includes 362,500 shares of common stock underlying options.
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
(11)
Represents 15,952,033 shares of common stock underlying Preferred Stock directly owned by JK&B and 12,033,989 shares of common stock underlying Preferred Stock directly owned by JK&B SOF.  Mr. Kronfeld is the managing member of JK&B Capital V, L.L.C., the general partner of JK&B Management.  JK&B Management is the general partner of both JK&B and JK&B SOF.  Mr. Kronfeld, JK&B Capital V, L.L.C. and JK&B Management each may be deemed to have sole voting and dispositive power over such shares. See Footnote (9) above.

(12)	AvantaLion is a limited liability company controlled by Mr. Wang. See Footnote (5) above.
(13)	Includes 103,061 shares of common stock underlying Preferred Stock held by The Gabriel A. Battista Revocable Trust Under a Trust dated August 22, 2006.
(14)
Includes (i) 337,500 shares of common stock underlying options and (ii) 5,000,000 shares of common stock held by the 2012 Trust. Mr. Reichbach is the trustee of the 2012 Trust and in such capacity has voting and dispositive control with respect to such shares. Mr. Reichbach disclaims beneficial ownership of the shares held by the 2012 Trust.

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

On May 9, 2012 (the “Issuance Date”), we executed a warrant certificate in favor of Raine Advisors LLC, a consultant, for the issuance of up to 3,789,482 warrants to purchase up to such number of shares of our common stock at an exercise price of $0.2201 per share (a weighted-average exercise price of $0.2201 per share).  On the Issuance Date, 1,894,741 warrants automatically vested.  The remaining 1,894,741 warrants shall vest on such date that occurs prior to the expiration date, which shall be 10 years from the Issuance Date, upon Raine’s satisfaction of certain conditions set forth in the warrant certificate.  All of such warrants were outstanding as of December 31, 2013.

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

21*	Subsidiaries

31.1 ***	Certification of the Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) of the Exchange Act

31.2 ***	Certification of the Chief Financial Officer (Principal Financial Officer) pursuant to Rule 13a-14(a) of the Exchange Act

32 *	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

#	Management contract or compensatory plan or arrangements
*	Filed with the Original Form 10-K
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