Form 10-Q
period 2014-06-30
NEULION, INC.
filed 2014-08-07
CIK 1387713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

As of August 1, 2014, there were 175,223,727 shares of the registrant’s Common Stock, $0.01 par value, outstanding.

NEULION, INC.

Table of Contetns

PART I.  FINANCIAL INFORMATION

Item 1.                  Condensed Consolidated Financial Statements
NEULION, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. dollars)

	June 30,	December 31,
	2014	2013
	(unaudited)
	$	$

ASSETS
Current
Cash and cash equivalents	14,577,764	19,644,270
Accounts receivable, net of allowance for doubtful accounts of $83,022 and $85,882	5,000,463	5,289,136
Other receivables	400,911	364,797
Inventory	494,900	481,012
Prepaid expenses and deposits	1,051,849	1,135,949
Due from related parties	418,571	243,842
Total current assets	21,944,458	27,159,006
Property, plant and equipment, net	3,113,987	3,357,626
Intangible assets, net	941,745	1,649,959
Goodwill	11,327,626	11,327,626
Other assets	84,325	81,778
Total assets	37,412,141	43,575,995

LIABILITIES AND EQUITY
Current
Accounts payable	6,952,169	13,002,104
Accrued liabilities	4,759,201	5,338,418
Due to related parties	11,285	16,743
Deferred revenue	5,606,416	8,856,629
Total current liabilities	17,329,071	27,213,894
Long-term deferred revenue	1,150,642	725,853
Other long-term liabilities	237,612	270,892
Deferred tax liability	1,373,596	1,180,978
Total liabilities	20,090,921	29,391,617

Redeemable preferred stock, net (par value: $0.01; authorized: 50,000,000; issued and outstanding: 28,089,083)
Class 3 Preference Shares (par value: $0.01; authorized, issued and outstanding:
17,176,818)	10,000,000	10,000,000
Class 4 Preference Shares (par value: $0.01; authorized, issued and outstanding:
10,912,265)	4,939,821	4,924,775
Total redeemable preferred stock	14,939,821	14,924,775

Stockholders' equity (deficit)
Common stock (par value: $0.01; shares authorized: 300,000,000; shares issued and outstanding:
175,078,227 and 170,326,338, respectively)	1,750,782	1,703,263
Additional paid-in capital	86,814,647	85,437,337
Promissory notes receivable	(209,250)	(209,250)
Accumulated deficit	(85,974,780)	(87,671,747)
Total stockholders’ equity (deficit)	2,381,399	(740,397)
Total liabilities and stockholders’ equity (deficit)	37,412,141	43,575,995

See accompanying notes

Table of Contetns

NEULION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
(unaudited)
(Expressed in U.S. dollars)

	Three months		Six months
	ended		ended
	June 30,		June 30,
	2014	2013	2014	2013
	$	$	$	$

Revenue	13,408,876	11,036,230	26,878,458	22,936,179

Costs and expenses
Cost of revenue, exclusive of depreciation and
amortization shown separately below	3,535,906	3,220,015	7,046,580	6,635,802
Selling, general and administrative, including
stock-based compensation	6,424,026	6,009,154	12,778,076	11,938,192
Research and development	2,187,287	1,873,380	4,160,090	3,572,747
Depreciation and amortization	709,636	972,047	1,395,440	1,997,189
	12,856,855	12,074,596	25,380,186	24,143,930
Operating income (loss)	552,021	(1,038,366)	1,498,272	(1,207,751)

Other income (expense)
Gain (loss) on foreign exchange	11,965	(33,395)	(33,397)	(47,206)
Investment income (expense), net	1,866	(2,141)	424,710	(6,445)
Discount on convertible note	—	(155,847)	—	(233,769)
	13,831	(191,383)	391,313	(287,420)
Net and comprehensive income (loss) before income taxes	565,852	(1,229,749)	1,889,585	(1,495,171)
Income taxes	62,228	(87,845)	(192,618)	(105,290)
Net and comprehensive income (loss)	628,080	(1,317,594)	1,696,967	(1,600,461)

Net income (loss) per weighted average number of shares
of common stock outstanding - basic	$0.00	$(0.01)	$0.01	$(0.01)

Weighted average number of shares
of common stock outstanding - basic	173,781,312	165,005,548	172,326,735	164,608,553

Net income (loss) per weighted average number of shares
of common stock outstanding - diluted	$0.00	$(0.01)	$0.01	$(0.01)

Weighted average number of shares
of common stock outstanding - diluted	216,810,911	165,005,548	213,293,074	164,608,553

See accompanying notes

Table of Contetns

NEULION, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(unaudited)
(Expressed in U.S. dollars)

			Additional	Promissory	Accumulated	Total
	Common stock		paid-in capital	Notes	deficit	equity
	#	$	$	$	$	$

Balance, December 31, 2013	170,326,338	1,703,263	85,437,337	(209,250)	(87,671,747)	(740,397)

Accretion of issuance costs
on Class 4 Preference Shares	—	—	(15,046)	—	—	(15,046)
Exercise of broker warrants	620,063	6,201	124,012	—	—	130,213
Exercise of subscriber warrants	2,552,140	25,521	(25,521)	—	—	—
Exercise of stock options	1,507,712	15,077	585,281	—	—	600,358
Stock-based compensation:
Stock options	—	—	628,304	—	—	628,304
Directors compensation	71,974	720	80,280	—	—	81,000
Net income	—	—	—	—	1,696,967	1,696,967
Balance, June 30, 2014	175,078,227	1,750,782	86,814,647	(209,250)	(85,974,780)	2,381,399

See accompanying notes

Table of Contetns

NEULION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Expressed in U.S. dollars)

	Three months		Six months
	ended		ended
	June 30,		June 30,
	2014	2013	2014	2013
	$	$	$	$
OPERATING ACTIVITIES

Consolidated net income (loss)	628,080	(1,317,594)	1,696,967	(1,600,461)
Adjustments to reconcile consolidated net income (loss) to net cash used in operating activities:
Depreciation and amortization	709,636	972,047	1,395,440	1,997,189
Discount on convertible note	—	155,847	—	233,769
Stock-based compensation	374,486	233,210	709,304	354,836
Income taxes	(62,228)	80,000	192,618	97,444

Changes in operating assets and liabilities
Accounts receivable	349,946	1,640,985	288,673	1,392,287
Inventory	(111,612)	242,725	(13,888)	108,926
Prepaid expenses, deposits and other assets	(72,281)	(61,372)	81,553	260,188
Other receivables	15,030	(3,841)	(36,114)	(1,513)
Due from related parties	(35,071)	28,230	(174,729)	154,525
Accounts payable	(4,313,000)	(6,528,600)	(6,049,935)	(3,286,056)
Accrued liabilities	243,533	283,902	(579,217)	380,764
Deferred revenue	(1,362,117)	(1,434,406)	(2,825,424)	(1,351,467)
Long-term liabilities	(14,538)	(21,919)	(33,280)	(43,960)
Due to related parties	(1,532)	638	(5,458)	1,185
Cash used in operating activities	(3,651,668)	(5,730,148)	(5,353,490)	(1,302,344)

INVESTING ACTIVITIES
Purchase of property, plant and equipment	(338,651)	(72,679)	(443,587)	(398,931)
Cash used in investing activities	(338,651)	(72,679)	(443,587)	(398,931)

FINANCING ACTIVITIES
Proceeds from exercise of stock options	242,211	—	600,358	—
Proceeds from exercise of broker units	4,200	840	130,213	840
Cash provided by financing activities	246,411	840	730,571	840

Net decrease in cash and cash equivalents, during the period	(3,743,908)	(5,801,987)	(5,066,506)	(1,700,435)
Cash and cash equivalents, beginning of period	18,321,672	15,209,659	19,644,270	11,108,107
Cash and cash equivalents, end of period	14,577,764	9,407,672	14,577,764	9,407,672

Supplemental disclosure of non-cash activities:
Par value of shares of common stock issued upon exercise of
cashless warrants	$18,822	—	$25,521	—

See accompanying notes

Table of Contetns
NEULION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
Information as at June 30, 2014 and for the three and six months ended
June 30, 2014 and 2013 (unaudited)

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

In the opinion of management, these interim unaudited condensed consolidated financial statements contain all of the adjustments of a normal and recurring nature necessary to present fairly the Company’s financial position as at June 30, 2014 and December 31, 2013 and the results of operations and cash flows for the three and six months ended June 30, 2014 and 2013.  The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the entire year.

Table of Contetns
NEULION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
Information as at June 30, 2014 and for the three and six months ended
June 30, 2014 and 2013 (unaudited)

Recent Accounting Pronouncement

In May 2014, the Financial Accounting Standards Board (“FASB”) issued new revenue recognition guidance that will apply to various contracts with customers to provide goods or services.   This new guidance introduces a model that requires companies to estimate and allocate the expected contract revenue among distinct goods or services in the contract based on relative standalone selling prices.  Revenue is recognized as goods or services are delivered.  This new method replaces the current GAAP approach of recognizing revenue that is fixed and determinable primarily based on contract terms.  In addition, extensive new disclosures will be required including the presentation of additional categories of revenues and information about related contract assets and liabilities.  This new guidance must be implemented on January 1, 2017; early adoption is not permitted.  The Company may choose to adopt these changes through retrospective restatement with or without using certain practical expedients or with a cumulative effect adjustment on adoption.  The Company is currently evaluating these new requirements to determine the method of implementation and any resulting estimated effects on the financial statements.

3. Inventory

Inventory consists of the following:

	June 30,	December 31,
	2014	2013
	$	$

Raw materials	34,659	18,421
Finished goods	460,241	462,591
	494,900	481,012

4. Economic Dependence and Concentration of Credit Risk

For the three months ended June 30, 2014, two customers accounted for 29% of revenue: 18% and 11%.  For the six months ended June 30, 2014, one customer accounted for 19% of revenue.   For the three and six months ended June 30, 2013, one customer accounted for 22% and 23% of revenue, respectively.

As at June 30, 2014, two customers accounted for 43% of accounts receivable:  23% and 20%.  As at December 31, 2013, two customers accounted for 26% of accounts receivable:  14% and 12%.

As of June 30, 2014, three customers accounted for 59% of accounts payable: 37%, 12% and 10%.  As at December 31, 2013, two customers accounted for 60% of accounts payable:  47% and 13%.

At June 30, 2014, 86% of the Company’s cash and cash equivalents were held in accounts with U.S. banks that received a BBB+ rating from Standard and Poor’s and an A3 rating from Moody’s.

5. Related Party Transactions

The Company has entered into certain transactions and agreements in the normal course of operations with related parties.  Significant related party transactions are as follows:

KyLin TV

KyLin TV is an Internet Protocol television (“IPTV”) company that is controlled by the Chairman of the Board of Directors of the Company.  On June 1, 2008, the Company entered into an agreement with KyLin TV to build and deliver the setup and back office operations for KyLin TV’s IPTV service.  Effective April 1, 2012, the Company amended its agreement with KyLin TV, such that, in addition to the services previously provided, KyLin TV was appointed the exclusive distributor of the Company’s business to consumer (“B2C”) IPTV interests.  As exclusive distributor, KyLin TV obtains, advertises and markets all of the Company’s B2C content, in accordance with the terms of the amendment.  Accordingly, KyLin TV records the gross revenues from the Company’s B2C content as well as the associated license fees, whereas the Company records revenues in accordance with the revised fee schedule in the amendment.  The Company also provides and charges KyLin TV for administrative and general corporate support.  The amounts charged for these services provided by the Company for the three and six months ended June 30, 2014 were $30,160 and $60,847, respectively (three and six months ended June 30, 2013 were $88,535 and $173,623), and are recorded as a recovery in selling, general and administrative expense.

Table of Contetns
NEULION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
Information as at June 30, 2014 and for the three and six months ended
June 30, 2014 and 2013 (unaudited)

New York Islanders Hockey Club, L.P. (“New York Islanders”)

The Company provides IT-related professional services and administrative services to the New York Islanders, a professional hockey club that is owned by the Chairman of the Board of Directors of the Company.

Renaissance Property Associates, LLC (“Renaissance”)

The Company provides IT-related professional services to Renaissance, a real estate management company owned by the Chairman of the Board of Directors of the Company.  In June 2009, the Company signed a sublease agreement with Renaissance for office space in Plainview, New York.  The sublease agreement expired in December 2013, and the Company is now leasing this office on a month-to-month basis.  Rent expense paid by the Company to Renaissance of $107,586 and $215,172, inclusive of taxes and utilities, is included in selling, general and administrative expense for the three and six months ended June 30, 2014, respectively (three and six months ended June 30, 2013 were $107,586 and $215,172).

Smile Train, Inc. (“Smile Train”)

The Company provides IT-related professional services to Smile Train, a public charity whose founder and significant benefactor is the Chairman of the Board of Directors of the Company.

The Company recognized revenue from related parties as follows:

	Three months		Six months
	ended		ended
	June 30,		June 30,
	2014	2013	2014	2013
	$	$	$	$

New York Islanders	74,979	79,758	150,156	155,224
Renaissance	30,000	30,000	60,000	60,000
Smile Train	24,000	24,000	48,000	48,000
KyLinTV	213,884	588,380	434,471	1,085,417
	342,863	722,138	692,627	1,348,641

As at June 30, 2014 and December 31, 2013, the amounts due from (to) related parties are as follows:

	June 30,	December 31,
	2014	2013
	$	$

New York Islanders	(11,285)	(16,743)
Renaissance	930	931
KyLin TV	417,641	242,911
	407,286	227,099

Table of Contetns
NEULION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
Information as at June 30, 2014 and for the three and six months ended
June 30, 2014 and 2013 (unaudited)

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

The following table presents the calculation of basic and diluted EPS for the three and six months ended:

	Three months		Six months
	ended		ended
	June 30,		June 30,
	2014	2013	2014	2013
	$	$	$	$

Consolidated net income (loss)	628,080	(1,317,594)	1,696,967	(1,600,461)

Weighted average shares of common stock outstanding
used in calculating basic EPS	173,781,312	165,005,548	172,326,735	164,608,553
Effect of dilutive preferred stock, stock options
and warrants	43,029,599	-	40,966,339	-
Weighted average shares of common stock outstanding
used in calculating basic EPS	216,810,911	165,005,548	213,293,074	164,608,553

Basic EPS	$0.00	$(0.01)	$0.01	$(0.01)

Diluted EPS	$0.00	$(0.01)	$0.01	$(0.01)

The following table summarizes the securities convertible into common stock that were outstanding as at June 30, 2014 and 2013 and (i) were included in the computation of diluted income per share for the three and six months ended June 30, 2014 and (ii) were not included in the computation of diluted loss per share for the three and six months ended June 30, 2013 because their effect would have been anti-dilutive.

	2014	2013
	#	#

Class 3 Preference Shares	17,176,818	17,176,818
Class 4 Preference Shares	10,912,265	10,912,265
Stock options – 2012 Omnibus Securities and Incentive Plan	17,596,995	885,000
Stock options – Second Amended and Restated Stock Option Plan	8,222,217	16,271,563
Stock appreciation rights	—	675,000
Warrants	8,795,506	20,461,569
Retention warrants	—	20,500

Table of Contetns
NEULION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
Information as at June 30, 2014 and for the three and six months ended
June 30, 2014 and 2013 (unaudited)

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

The Company’s effective tax rate is less than the 35% US effective tax rate primarily because forecasted net income is offset by the utilization of net operating losses for which benefit was not previously recognized.

10.  Investment Income

Investment income for the six months ended June 30, 2014 includes proceeds of $420,935, which were received during the three months ended March 31, 2014, on the sale of an over-the-counter stock that previously had a nominal recorded value.

Table of Contetns

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis (“MD&A”) of the financial condition and results of operations of the Company should be read in conjunction with our condensed consolidated financial statements and accompanying notes for the three and six months ended June 30, 2014 and 2013, which have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). All dollar amounts are in U.S. dollars (“US$” or “$”) unless stated otherwise. As at August 1, 2014 the Bank of Canada noon rate for conversion of United States dollars to Canadian dollars (“CDN$”) was US$1 to CDN$1.0919.

Our MD&A is intended to enable readers to gain an understanding of our current results and financial position. To do so, we provide information and analysis comparing the results of operations and financial position for the current period to those of the preceding comparable period. We also provide analysis and commentary that we believe is required to assess our future prospects. Accordingly, certain sections of this report contain forward-looking statements that are based on current plans and expectations. These forward-looking statements are affected by risks and uncertainties that are discussed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013, as amended (the “Form 10-K”) and below in the section titled “Cautions Regarding Forward-Looking Statements” and that could have a material impact on future prospects. Readers are cautioned that actual results could vary from those forecasted in this MD&A.

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

Forward-looking statements involve significant risk, uncertainties and assumptions. Although the forward-looking statements contained in this MD&A are based upon what management believes to be reasonable assumptions, we cannot assure readers that actual results will be consistent with these forward-looking statements. These forward-looking statements are made as of the date of this Quarterly Report on Form 10-Q and we assume no obligation to update or revise them to reflect new events or circumstances, except as required by law. Many factors could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements that may be expressed or implied by such forward-looking statements, including: our ability to realize some or all of the anticipated benefits of our partnerships; our ability to increase revenue; general economic and market segment conditions; our customers’ subscriber levels and financial health; our ability to pursue and consummate acquisitions in a timely manner; our continued relationships with our customers; our ability to negotiate favorable terms for contract renewals; competitor activity; product capability and acceptance rates; technology changes; regulatory changes; foreign exchange risk; interest rate risk; and credit risk. These factors should be considered carefully and readers should not place undue reliance on the forward-looking statements. A more detailed assessment of the risks that could cause actual results to materially differ from current expectations is contained in Item 1A, “Risk Factors,” of the Form 10-K.

Overview

NeuLion is a technology service provider that specializes in the digital video broadcasting, distribution and monetization of live and on-demand content to Internet-enabled devices. Through our cloud-based end-to-end solution, we build and manage interactive digital networks that enable our customers to provide a destination for their viewers to view and interact with their content. We were incorporated on January 14, 2000 under the Canada Business Corporations Act and were domesticated under Delaware law on November 30, 2010. Our common stock is listed on the Toronto Stock Exchange (“TSX”) under the symbol NLN and traded on the OTC Bulletin Board in the United States under the symbol NEUL.

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

Table of Contetns

Key Performance Indicators

	3 mos.	3 mos.		6 mos.	6 mos.		12 mos.	12 mos.
	Q2 2014 (millions)	Q2 2013 (millions)	% change	Q2 2014 (millions)	Q2 2013 (millions)	% change	LTM 2014 (1) (millions)	LTM 2013 (2) (millions)	% change

Total Revenue	$13.4	$11.0	22%	$26.9	$22.9	17%	$51.0	$42.8	19%

Revenue by Category of Customer: (3)
Pro Sports	$5.7	$4.8	19%	$12.0	$10.4	15%	$22.6	$17.6	28%
College Sports	$3.4	$2.8	21%	$7.2	$ 5.8	24%	$13.9	$11.5	21%
TV Everywhere	$3.9	$2.8	39%	$6.8	$ 5.5	24%	$12.6	$11.1	14%

Revenue by Type: (4)
Recurring	$12.3	$10.1	22%	$24.9	$21.1	18%	$47.5	$39.2	21%
Non-recurring	$1.1	$0.9	22%	$2.0	$1.8	11%	$3.5	$ 3.6	(3)%

Non-GAAP Adjusted Gross Margin % (5) (7)	74%	71%	3pp	74%	71%	3pp	73%	70%	3pp

Non-GAAP Adjusted EBITDA (6)	$1.6	$0.2	700%	$3.6	$1.1	227%	$6.0	$1.3	362%

Consolidated Net Income (Loss)	$0.6	$(1.3)	-%	$1.7	$(1.6)	-%	$1.0	$(4.6)	-%

(1)	Figures for the last twelve months ending June 30, 2014.
(2)	Figures for the last twelve months ending June 30, 2013.
(3)	Excludes equipment revenue and other revenue (business to consumer (“B2C”) and consulting).
(4)
Recurring revenues include variable fees earned from subscriptions, usage, advertising, eCommerce and support fees in addition to fixed fees charged to our customers on a monthly, quarterly or annual basis for ongoing hosting, support and maintenance.  Non-recurring revenues include setup fees for design, setup and implementation services and equipment revenue.

(5)
We report non-GAAP Adjusted Gross Margin Percentage because it is a key measure used by management to evaluate our results and make strategic decisions about the Company, including potential acquisitions. Non-GAAP Adjusted Gross Margin Percentage represents consolidated operating income (loss) plus depreciation and amortization, research and development expenses and selling, general and administrative expenses divided by total revenue. This measure does not have any standardized meaning prescribed by U.S. GAAP and therefore is unlikely to be comparable to the calculation of similar measures used by other companies, and should not be viewed as an alternative to measures of financial performance or changes in cash flows calculated in accordance with U.S. GAAP.  Reconciliations are provided below.

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

(7)	A percentage point (“pp”) is the unit for the arithmetic difference between two percentages.

Table of Contetns

Overall Performance – Three months ended June 30, 2014 vs three months ended June 30, 2013

Total revenue for the three months ended June 30, 2014 was $13.4 million, an increase of $2.4 million, or 22%, compared to $11.0 million for the three months ended June 30, 2013. The increase in total revenue was attributable to an increase in revenue in our TV Everywhere category of customer of $1.1 million, or 39%, College Sports category of customer of $0.6 million, or 21%, and Pro Sports category of customer of $0.9 million, or 19%, offset by a decrease of equipment revenue and Other revenue of $0.2 million.

Our non-GAAP Adjusted Gross Margin % (as defined above and reconciled below) was 74% for the three months ended June 30, 2014, compared with 71% for the three months ended June 30, 2013. The 3 percentage point improvement in non-GAAP Adjusted Gross Margin % was primarily due to improved broadcast operating costs.

Our non-GAAP Adjusted EBITDA (as defined above and reconciled below) was $1.6 million for the three months ended June 30, 2014, compared with $0.2 million for the three months ended June 30, 2013. The $1.4 million improvement in non-GAAP Adjusted EBITDA was primarily due to an increase in revenue of $2.4 million offset by increases in cost of revenues of $0.3 million and selling, general and administrative expenses, excluding stock-based compensation, and research and development expenses of $0.6 million.

Our consolidated net income for the three months ended June 30, 2014 was $0.6 million, or income of $0.00 per basic and diluted share of common stock, compared with a net loss of $1.3 million, or a loss of $0.01 per basic and diluted share of common stock, for the three months ended June 30, 2013.  The improvement of $1.9 million was primarily attributable to the items discussed in the three paragraphs above.

Overall Performance – Six months ended June 30, 2014 vs six months ended June 30, 2013

Total revenue for the six months ended June 30, 2014 was $26.9 million, an increase of $4.0 million, or 17%, compared to $22.9 million for the six months ended June 30, 2013. The increase in total revenue was attributable to an increase in revenue in our TV Everywhere category of customer of $1.3 million, or 24%, College Sports category of customer of $1.4 million, or 24%, and Pro Sports category of customer of $1.6 million, or 15%, offset by a decrease of equipment revenue and Other revenue of $0.3 million.

Our non-GAAP Adjusted Gross Margin % (as defined above and reconciled below) was 74% for the six months ended June 30, 2014, compared with 71% for the six months ended June 30, 2013. The 3 percentage point improvement in non-GAAP Adjusted Gross Margin % was primarily due to improved broadcast operating costs.

Our non-GAAP Adjusted EBITDA (as defined above and reconciled below) was $3.6 million for the six months ended June 30, 2014, compared with $1.1 million for the six months ended June 30, 2013. The $2.5 million improvement in non-GAAP Adjusted EBITDA was due to an increase in revenue of $4.0 million offset by increases in cost of revenues of $0.4 million and selling, general and administrative expenses, excluding stock-based compensation, and research and development expenses of $1.1 million.

Our consolidated net income for the six months ended June 30, 2014 was $1.7 million, or income of $0.01 per basic and diluted share of common stock, compared with a net loss of $1.6 million, or a loss of $0.01 per basic and diluted share of common stock, for the six months ended June 30, 2013.  The improvement of $3.3 million was primarily attributable to the items discussed in the three paragraphs above.

Consolidated Statement of Operations Reconciliations:

 The reconciliations from consolidated operating income (loss) to non-GAAP Adjusted Gross Margin % are as follows:

	Three months ended
	June 30,
	2014	2013
	$	$

Consolidated operating income (loss) on a GAAP basis	552,021	(1,038,366)

Amortization and depreciation	709,636	972,047
Research and development	2,187,287	1,873,380
Selling, general and administrative, including stock-based compensation	6,424,026	6,009,154
Non-GAAP Adjusted Gross Margin	9,872,970	7,816,215

Total Revenue	13,408,876	11,036,230

Non-GAAP Adjusted Gross Margin % (as a % of total revenue)	74%	71%

Table of Contetns

	Six months ended
	June 30,
	2014	2013
	$	$

Consolidated operating income (loss) on a GAAP basis	1,498,272	(1,207,751)

Amortization and depreciation	1,395,440	1,997,189
Research and development	4,160,090	3,572,747
Selling, general and administrative, including stock-based compensation	12,778,076	11,938,192
Non-GAAP Adjusted Gross Margin	19,831,878	16,300,377

Total Revenue	26,878,458	22,936,179

Non-GAAP Adjusted Gross Margin % (as a % of total revenue)	74%	71%

	Twelve months ended
	June 30,
	2014	2013
	$	$

Consolidated operating income (loss) on a GAAP basis	1,066,438	(3,754,135)

Amortization and depreciation	3,153,305	3,983,845
Research and development	8,010,096	6,845,949
Selling, general and administrative, including stock-based compensation	25,129,778	23,009,223
Non-GAAP Adjusted Gross Margin	37,359,617	30,084,882

Total Revenue	51,049,058	42,833,682

Non-GAAP Adjusted Gross Margin % (as a % of total revenue)	73%	70%

The reconciliations from net income (loss) to non-GAAP Adjusted EBITDA are as follows:

	Three months ended
	June 30,
	2014	2013
	$	$

Consolidated net income (loss) on a GAAP basis	628,080	(1,317,594)

Depreciation and amortization	709,636	972,047
Stock-based compensation	374,486	233,210
Discount on convertible note	-	155,847
Income taxes	(62,228)	87,845
Investment (income) expense, net and foreign exchange (gain) loss	(13,831)	35,536

Non-GAAP Adjusted EBITDA	1,636,143	166,891

Table of Contetns

	Six months ended
	June 30,
	2014	2013
	$	$

Consolidated net income (loss) on a GAAP basis	1,696,967	(1,600,461)

Depreciation and amortization	1,395,440	1,997,189
Stock-based compensation	709,304	354,836
Discount on convertible note	-	233,769
Income taxes	192,618	105,290
Investment (income) expense, net and foreign exchange loss	(391,313)	53,651

Non-GAAP Adjusted EBITDA	3,603,016	1,144,274

	Twelve months ended
	June 30,
	2014	2013
	$	$

Consolidated net income (loss) on a GAAP basis	1,019,081	(4,649,205)

Depreciation and amortization	3,153,305	3,983,845
Stock-based compensation	1,771,360	1,067,198
Discount on convertible note	-	311,691
Income taxes	364,174	501,174
Investment (income) expense, net and foreign exchange loss	(316,818)	82,205

Non-GAAP Adjusted EBITDA	5,991,102	1,296,908

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

Table of Contetns

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

•
Equipment revenue- non-recurring, consists of the sale of set-top boxes (“STBs”), to content partners and/or end users and is recognized when title to an STB passes to our customer. Shipping revenue, STB rentals and computer hardware sales are also included in equipment revenue.

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

Table of Contetns

RESULTS OF OPERATIONS

Comparison of Three Months Ended June 30, 2014 to Three Months Ended June 30, 2013

Our condensed consolidated financial statements for the three months ended June 30, 2014 and 2013 have been prepared in accordance with U.S. GAAP. A comparison of our results of operations for those periods is as follows:

	June 30,
	2014	2013	Change
	$	$	%
Revenue	13,408,876	11,036,230	21%

Costs and expenses
Cost of revenue, exclusive of depreciation and amortization shown below	3,535,906	3,220,015	10%
Selling, general and administrative, including
stock-based compensation	6,424,026	6,009,154	7%
Research and development	2,187,287	1,873,380	17%
Depreciation and amortization	709,636	972,047	(27)%
	12,856,855	12,074,596	6%
Operating income (loss)	552,021	(1,038,366)	-%

Other income (expense)
Gain (loss) on foreign exchange	11,965	(33,395)	-%
Investment income (expense), net	1,866	(2,141)	-%
Discount on convertible note	-	(155,847)	-%
	13,831	(191,383)	-%
Net and comprehensive income (loss) before income taxes	565,852	(1,229,749)	-%
Income taxes	62,228	(87,845)	-%
Net and comprehensive income (loss)	628,080	(1,317,594)	-%

Revenue

Revenue increased to $13.4 million for the three months ended June 30, 2014 from $11.0 million for the three months ended June 30, 2013. Revenue includes revenue from Pro Sports, College Sports, TV Everywhere and Other Customers and is comprised of set-up fees, annual/monthly fees, variable fees and equipment revenue. Period-over-period variances in each sector are detailed below:

Pro Sports

Revenue from Pro Sports customers increased to $5.7 million for the three months ended June 30, 2014, from $4.8 million for the three months ended June 30, 2013. The $0.9 million improvement was primarily the result of an increase in fixed fees.

College Sports

Revenue from College Sports customers increased to $3.4 million for the three months ended June 30, 2014 from $2.8 million for the three months ended June 30, 2013.  The $0.6 million increase was primarily the result of an increase in variable advertising revenues of $0.3 million, variable usage fees of $0.1 million and variable subscriptions fees of $0.1 million.

TV Everywhere

Revenue from TV Everywhere customers increased to $3.9 million for the three months ended June 30, 2014 from $2.8 million for the three months ended June 30, 2013.  The $1.1 million improvement was primarily the result of an increase in variable usage fees.

Other – B2C

Revenue from B2C customers was $0.1 million for each of the three months ended June 30, 2014 and 2013.

Table of Contetns

Other – Consulting

Revenue from consulting customers was $0.2 million for the three months ended June 30, 2014 and 2013.

Equipment revenue

Equipment revenue decreased to $0.1 million for the three months ended June 30, 2014 from $0.3 million for the three months ended June 30, 2013.

Costs and Expenses

Cost of revenue increased to $3.5 million for the three months ended June 30, 2014 from $3.2 million for the three months ended June 30, 2013. Cost of revenue as a percentage of revenue decreased from 29% for the three months ended June 30, 2013 to 26% for the three months ended June 30, 2014. The 3 percentage point improvement (as a percentage of revenue) primarily resulted from improved broadcast operating costs.

Selling, general and administrative expenses, including stock-based compensation

Selling, general and administrative expenses, including stock-based compensation, increased by $0.4 million, or 7%, to $6.4 million for the three months ended June 30, 2014 from $6.0 million for the three months ended June 30, 2013. The individual variances are as follows:

• Wages and benefits increased to $4.7 million for the three months ended June 30, 2014 from $4.2 million for the three months ended June 30, 2013. The $0.5 million increase was primarily the result of salary increases, insurance costs and commissions.

• Stock-based compensation expense increased to $0.4 million for the three months ended June 30, 2014 from $0.2 million for the three months ended June 30, 2013.  The $0.2 million increase was primarily the result of the grant of 13.8 million options in August 2013.

• Professional fees decreased to $0.3 million for the three months ended June 30, 2014 from $0.4 million for the three months ended June 30, 2013.

• Other SG&A expenses decreased to $1.0 million for the three months ended June 30, 2014 from $1.2 million for the three months ended June 30, 2013.  The $0.2 million decrease was due to decreases in several expense categories.

Research and development

Research and development costs increased to $2.2 million for the three months ended June 30, 2014 from $1.9 million for the three months ended June 30, 2013.  The increase of $0.3 million was primarily due to salary increases and the hire of new research and development employees.

Depreciation and amortization

Depreciation and amortization decreased to $0.7 million for the three months ended June 30, 2014 from $1.0 million for the three months ended June 30, 2013.  The decrease of $0.3 million was primarily attributable to certain intangible assets being fully amortized subsequent to June 30, 2013.

Table of Contetns

Comparison of Six Months Ended June 30, 2014 to Six Months Ended June 30, 2013

Our condensed consolidated financial statements for the six months ended June 30, 2014 and 2013 have been prepared in accordance with U.S. GAAP. A comparison of our results of operations for those periods is as follows:

	June 30,
	2014	2013	Change
	$	$	%

Revenue	26,878,458	22,936,179	17%

Costs and expenses
Cost of revenue, exclusive of depreciation and amortization shown below	7,046,580	6,635,802	6%
Selling, general and administrative, including
stock-based compensation	12,778,076	11,938,192	7%
Research and development	4,160,090	3,572,747	16%
Depreciation and amortization	1,395,440	1,997,189	(30)%
	25,380,186	24,143,930	5%
Operating income (loss)	1,498,272	(1,207,751)	-%

Other income (expense)
Loss on foreign exchange	(33,397)	(47,206)	-%
Investment income (expense), net	424,710	(6,445)	-%
Discount on convertible note	-	(233,769)	-%
	391,313	(287,420)	-%
Net and comprehensive income (loss) before income taxes	1,889,585	(1,495,171)	-%
Income taxes	(192,618)	(105,290)	-%
Net and comprehensive income (loss)	1,696,967	(1,600,461)	-%

Revenue

Revenue increased to $26.9 million for the six months ended June 30, 2014 from $22.9 million for the six months ended June 30, 2013. Revenue includes revenue from Pro Sports, College Sports, TV Everywhere and Other Customers and is comprised of set-up fees, annual/monthly fees, variable fees and equipment revenue. Period-over-period variances in each sector are detailed below:

Pro Sports

Revenue from Pro Sports customers increased to $12.0 million for the six months ended June 30, 2014, from $10.4 million for the six months ended June 30, 2013. The $1.6 million improvement was primarily the result of an increase in fixed fees.

College Sports

Revenue from College Sports customers increased to $7.2 million for the six months ended June 30, 2014 from $5.8 million for the six months ended June 30, 2013.  The $1.4 million increase was the result of an increase in fixed fees of $0.4 million, variable advertising fees of $0.4 million, variable usage fees of $0.3 million and variable subscriptions fees of $0.3 million.

TV Everywhere

Revenue from TV Everywhere customers increased to $6.8 million for the six months ended June 30, 2014 from $5.5 million for the six months ended June 30, 2013.  The $1.3 million improvement was the result of increases in variable usage fees.

Other – B2C

Revenue from B2C customers was $0.2 million for each of the six months ended June 30, 2014 and 2013.

Other – Consulting

Revenue from consulting customers was $0.5 million for the six months ended June 30, 2014 and 2013.

Table of Contetns

Equipment revenue

Equipment revenue decreased to $0.2 million for the six months ended June 30, 2014 from $0.5 million for the six months ended June 30, 2013.

Costs and Expenses

Cost of revenue increased to $7.0 million for the six months ended June 30, 2014 from $6.6 million for the six months ended June 30, 2013. Cost of revenue as a percentage of revenue decreased from 29% for the six months ended June 30, 2013 to 26% for the six months ended June 30, 2014. The 3 percentage point improvement (as a percentage of revenue) primarily resulted from improved broadcast operating costs.

Selling, general and administrative expenses, including stock-based compensation

Selling, general and administrative expenses, including stock-based compensation, increased by $0.9 million, or 8%, to $12.8 million for the six months ended June 30, 2014 from $11.9 million for the six months ended June 30, 2013. The individual variances are as follows:

• Wages and benefits increased to $9.4 million for the six months ended June 30, 2014 from $8.6 million for the six months ended June 30, 2013. The $0.8 million increase was primarily the result of salary increases, insurance and commissions.

• Stock-based compensation expense increased to $0.7 million for the six months ended June 30, 2014 from $0.4 million for the six months ended June 30, 2013.  The $0.3 million increase was primarily the result of the grant of 13.8 million options in August 2013.

• Professional fees increased to $0.7 million for the six months ended June 30, 2014 from $0.6 million for the six months ended June 30, 2013.

• Other SG&A expenses decreased to $2.0 million for the six months ended June 30, 2014 from $2.3 million for the six months ended June 30, 2013.  The $0.3 million decrease was due to decreases in several expense categories.

Research and development

Research and development costs increased to $4.2 million for the six months ended June 30, 2014 from $3.6 million for the six months ended June 30, 2013.  The increase of $0.6 million was primarily due to salary increases and the hire of new research and development employees.

Depreciation and amortization

Depreciation and amortization decreased to $1.4 million for the six months ended June 30, 2014 from $2.0 million for the six months ended June 30, 2013.  The decrease of $0.6 million was primarily attributable to certain intangible assets being fully amortized subsequent to June 30, 2013.

Investment income (expense), net

Investment income (expense) increased to $0.4 million for the six months ended June 30, 2014 from a nominal amount for the six months ended June 30, 2013.  The increase of $0.4 million was the result of proceeds received on the sale of an over-the-counter stock that previously had a nominal value.

Table of Contetns

LIQUIDITY AND CAPITAL RESOURCES

Our cash position was $14.6 million at June 30, 2014. For the three months ended June 30, 2014, we used $3.7 million to fund operations, which included a decrease of $5.3 million in operating assets and liabilities. Additionally, cash provided by financing activities included $0.2 million from the exercise of stock options and broker units and cash used in investing activities included $0.3 million to purchase fixed assets.

As of June 30, 2014, our principal sources of liquidity included cash and cash equivalents of $14.6 million and trade accounts receivable of $5.0 million offset by $7.0 million in accounts payable.  We continue to closely monitor our cash balances to ensure that we have sufficient cash on hand to meet our operating needs. Management believes that we have sufficient liquidity to meet our working capital and capital expenditure requirements for at least the next twelve months.

At June 30, 2014, approximately 86% of our cash and cash equivalents were held in accounts with U.S. banks that received a BBB+ rating from Standard and Poor’s and an A3 rating from Moody’s. The Company believes that these U.S. financial institutions are secure. Our investment policy is to invest in low-risk short-term investments which are primarily term deposits. We have not had a history of any defaults on these term deposits, nor do we expect any in the future given the short term maturity of these investments.

We are still building out our current business.  In 2006, our core business and business model evolved from providing professional information technology services and international programming to providing customized, end-to-end, interactive video services for a wide range of professional and collegiate sports properties, cable networks and operators, content owners and distributors, and telecommunication companies.  From our inception, we have incurred substantial net losses and have an accumulated deficit of $86.0 million; however, our non-GAAP Adjusted EBITDA (as previously defined) has continuously improved period-over-period and management expects this trend to continue. We continue to review our operating structure in an attempt to maximize revenue opportunities, further reduce costs and achieve profitability. Based on our current business plan and internal forecasts, we believe that our cash on hand will be sufficient to meet our working capital and operating cash requirements for the next twelve months. However, we will require expenditures of significant funds for research and development, maintaining adequate video streaming and database software, and the construction and maintenance of our delivery infrastructure and office facilities. Cash from operations could be affected by various risks and uncertainties, including, but not limited to, the risks detailed in this Quarterly Report on Form 10-Q. If our actual cash needs are greater than forecasted and if cash on hand is insufficient to meet our working capital and cash requirements for the next twelve months, we will require outside capital in addition to cash flow from operations in order to fund our business. Our short operating history and our historical losses could each or all be factors that might negatively impact our ability to obtain outside capital on reasonable terms, or at all. If we were ever unable to obtain needed capital, we would reevaluate and reprioritize our planned capital expenditures and operating activities. We cannot assure you that we will ultimately be able to generate sufficient revenue or reduce our costs in the anticipated time frame to become profitable and have sustainable net positive cash flows.

Working Capital Requirements

Our net working capital at June 30, 2014 was $4.6 million, an improvement of $4.7 million from our net working capital of $(0.1) million at December 31, 2013. Our working capital ratios at June 30, 2014 and December 31, 2013 were 1.27 and 1.00, respectively. Included in current liabilities at June 30, 2014 and December 31, 2013 is approximately $5.6 million and $8.9 million, respectively, of deferred revenue that we do not anticipate settling in cash.

The change in working capital was primarily due to a decrease in current assets of $5.2 million and a decrease in current liabilities of $9.9 million.

Current assets at June 30, 2014 were $21.9 million, a decrease of $5.2 million from the December 31, 2013 balance of $27.1 million.  The change was primarily due to a decrease of $5.1 million in cash and cash equivalents.

Current liabilities at June 30, 2014 were $17.3 million, a decrease of $9.9 million from the December 31, 2013 balance of $27.2 million. The decrease was primarily due to decreases in accounts payable of $6.0 million, accrued liabilities of $0.6 million and deferred revenue of $3.3 million.

Off Balance Sheet Arrangements

The Company did not have any off balance sheet arrangements as of June 30, 2014.

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

Our Chief Executive Officer and Chief Financial Officer, with the assistance of other members of our management, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter ended June 30, 2014 (the “Evaluation”).  Based upon the Evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) were effective as of the quarter ended June 30, 2014.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2014, no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) has been identified that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Table of Contetns

PART II. OTHER INFORMATION

Item 2.                  Unregistered Sales of Equity Securities and Use of Proceeds

1.           On September 25, 2012, the Company completed a private placement of “Units,” each of which was comprised of one share of the Company’s common stock and one-half of one warrant (the “Offering”).  A portion of the commission paid in connection with the Offering was comprised of “Broker Warrants,” each of which may be exercised at any time prior to the 30-month anniversary of the closing date of the Offering, at a price of $0.21, to purchase one “Broker Unit.”  Each Broker Unit consists of one share of the Company’s common stock and one-half of one warrant; each full warrant (a “Warrant”) entitles the holder thereof to purchase one share of the Company’s common stock at $0.30 for 30 months following the closing date of the Offering.  Between April 1, 2014 and June 30, 2014, persons residing outside the United States exercised an aggregate of 20,000 Broker Warrants, for gross proceeds of $4,200, to purchase 20,000 shares of the Company’s common stock and 10,000 Warrants.  The Company offered and sold the common stock and the Warrants in reliance on the exemption from registration afforded by Regulation S under the Securities Act.

2.           Between April 1, 2014 and June 30, 2014, certain subscribers residing outside the United States who purchased Units in the Offering exercised an aggregate of 2,562,500 Warrants and received 1,698,759 shares of the Company’s common stock, and certain subscribers residing within the United States who purchased Units in the Offering exercised an aggregate of 250,000 Warrants and received 183,448 shares of the Company’s common stock.  Per the terms of the Warrant certificates, the Warrant exercise took place on a cashless basis, which resulted in each certificate holder receiving the number of shares of common stock determined by dividing the “intrinsic value” of the Warrants being exercised by the “fair market value.”  The “intrinsic value” per share was determined by subtracting the exercise price of $0.30 per share from the fair market value (conversion from Canadian dollars to US dollars took place).  The “fair market value” means the average of the closing prices of the common stock of the Company from the five days immediately prior to the date on which the Company received an exercise notice from a holder.  As a result of the cashless exercise, the certificate holders did not make any payment to the Company in connection with the exercise of the Warrants.  The Company offered and sold the common stock to persons residing outside the United States in reliance on the exemption from registration afforded by Regulation S under the Securities Act, and to persons residing within the United States in reliance on the exemption from registration afforded by Section 4(2) under the Securities Act.

3.           Between April 1, 2014 and June 30, 2014, three employees residing outside the United States exercised an aggregate of 100,450 stock options for total proceeds of $48,593 and received 100,450 shares of the Company’s common stock, and seven employees residing within the United States exercised an aggregate of 452,500 stock options for total proceeds of $193,613 and received 452,500 shares of the Company’s common stock.  The Company offered and sold the common stock and stock options in reliance on the exemption from registration afforded by Section 4(2) under the Securities Act.

4.           Between April 1, 2014 and June 30, 2014, six employees residing outside the United States exercised an aggregate of 409,250 stock options on a “net basis” and received 220,218 shares of the Company’s common stock, and four employees residing within the United States exercised an aggregate of 148,505 stock options on a “net basis” and received 148,005 shares of the Company’s common stock.  The Company offered and sold the common stock and stock options in reliance on the exemption from registration afforded by Section 4(2) under the Securities Act.

5.           On June 20, 2014, we issued shares of common stock without registration under the Securities Act to non-management directors, in payment pursuant to our Directors’ Compensation Plan of their semi-annual directors’ fees for the six-month period ended June 30, 2014, in the following aggregate amounts:

John R. Anderson	11,551
Gabriel A. Battista	7,997
Shirley Strum Kenny	18,660
David Kronfeld	16,883
Charles B. Wang	16,883
Total	71,974

The aggregate value of the 71,974 shares of common stock issued to Dr. Kenny and Messrs. Anderson, Battista, Kronfeld and Wang was $81,000 on the date of issuance. We issued these shares of common stock in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act.

6.           On May 7, 2014, the Board authorized the grant to various Company employees of 3,569,500 stock options to purchase an aggregate of 3,569,500 shares of the Company’s common stock, at an exercise price of $0.94 per share, under the NeuLion, Inc. 2012 Omnibus Securities and Incentive Plan (the “2012 Plan”).  The options vest annually in equal increments of 25% on each anniversary of the effective date of grant, which was May 12, 2014; the first increment vests on May 12, 2015.  The options expire on May 12, 2024.  In addition, also on May 7, 2014, the Board authorized the grant to the Company’s Chief Executive Officer of 400,000 stock options to purchase an aggregate of 400,000 shares of the Company’s common stock, at an exercise price of $1.03 per share, under the 2012 Plan.  The options vest annually in equal increments of 25% on each anniversary of the effective date of grant, which was May 12, 2014; the first increment vests on May 12, 2015.  The options expire on May 12, 2019.  The Company offered and sold the options in reliance on the exemption from registration afforded by Section 4(2) under the Securities Act.

Table of Contetns

Item 6.                  Exhibits

(b)   Exhibits

The exhibits listed below are filed as part of this report.

Exhibit No.	Description

31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32**	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Annual Meeting of Stockholders Presentation (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 5, 2014)

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**
Furnished herewith.  As provided in Item 601(b)(32) of Regulation S-K, this certification will not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section.  Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference in such filing.

***
Furnished herewith.  As provided in Rule 406T(b) of Regulation S-T, this information shall not be deemed “filed” for purposes of Section 11 and 12 of the Securities Act and Section 18 of the Exchange Act, or otherwise subject to liability under those sections, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act except as expressly set forth by specific reference in such filing.

Table of Contetns

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEULION, INC.

Date: August 7, 2014	/s/ Nancy Li
Name: Nancy Li
Title: Chief Executive Officer

Date: August 7, 2014	/s/ Arthur J. McCarthy
Name: Arthur J. McCarthy
Title: Chief Financial Officer