Form 10-Q
period 2014-09-30
NEULION, INC.
filed 2014-11-06
CIK 1387713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

As of November 3, 2014, there were 177,987,133 shares of the registrant’s Common Stock, $0.01 par value, outstanding.

NEULION, INC.

PART I. FINANCIAL INFORMATION

Item 1.                 Condensed Consolidated Financial Statements

NEULION, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. dollars)
	September 30, 2014 (unaudited)	December 31, 2013

ASSETS
Current
Cash and cash equivalents	$25,759,973	$19,644,270
Accounts receivable, net of allowance for doubtful accounts of $162,871 and $85,882	4,840,275	5,289,136
Other receivables	372,286	364,797
Inventory	296,001	481,012
Prepaid expenses and deposits	1,238,915	1,135,949
Due from related parties	447,638	243,842
Total current assets	32,955,088	27,159,006
Property, plant and equipment, net	3,999,090	3,357,626
Intangible assets, net	587,638	1,649,959
Goodwill	11,327,626	11,327,626
Other assets	84,492	81,778
Total assets	$48,953,934	$43,575,995

LIABILITIES AND EQUITY
Current
Accounts payable	$14,628,418	$13,002,104
Accrued liabilities	4,551,152	5,338,418
Due to related parties	24,796	16,743
Deferred revenue	9,090,000	8,856,629
Total current liabilities	28,294,366	27,213,894
Long-term deferred revenue	1,064,229	725,853
Other long-term liabilities	218,559	270,892
Deferred tax liability	1,345,208	1,180,978
Total liabilities	30,922,362	29,391,617

Redeemable preferred stock, net (par value: $0.01; authorized: 50,000,000; issued and outstanding: 28,089,083)
Class 3 Preference Shares (par value: $0.01; authorized, issued and outstanding:
17,176,818)	10,000,000	10,000,000
Class 4 Preference Shares (par value: $0.01; authorized, issued and outstanding:
10,912,265)	4,947,344	4,924,775
Total redeemable preferred stock	14,947,344	14,924,775

Stockholders' equity (deficit)
Common stock (par value: $0.01; shares authorized: 300,000,000; shares issued and outstanding:
177,987,133 and 170,326,338, respectively)	1,779,871	1,703,263
Additional paid-in capital	87,239,510	85,437,337
Promissory notes receivable	(209,250)	(209,250)
Accumulated deficit	(85,725,903)	(87,671,747)
Total stockholders’ equity (deficit)	3,084,228	(740,397)
Total liabilities and stockholders’ equity	$48,953,934	$43,575,995

See accompanying notes

NEULION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
(unaudited)
(Expressed in U.S. dollars)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Revenue	$12,177,278	$10,026,866	$39,055,736	$32,963,045

Costs and expenses
Cost of revenue, exclusive of depreciation and
amortization shown separately below	2,813,599	2,647,427	9,860,179	9,283,230
Selling, general and administrative, including
stock-based compensation	6,329,684	6,051,191	19,107,760	17,989,383
Research and development	2,104,339	1,887,379	6,264,429	5,460,126
Depreciation and amortization	679,888	990,083	2,075,328	2,987,272
	11,927,510	11,576,080	37,307,696	35,720,011
Operating income (loss)	249,768	(1,549,214)	1,748,040	(2,756,966)

Other income (expense)
Loss on foreign exchange	(31,168)	(42,744)	(64,565)	(89,949)
Investment income (expense), net	1,889	2,094	426,599	(4,351)
Amortization of discount on convertible note	0	0	0	(233,769)
	(29,279)	(40,650)	362,034	(328,069)
Net and comprehensive income (loss) before income taxes	220,489	(1,589,864)	2,110,074	(3,085,035)
Income taxes	28,388	(160,000)	(164,230)	(265,290)
Net and comprehensive income (loss)	$248,877	$(1,749,864)	$1,945,844	$(3,350,325)

Net income (loss) per weighted average number of shares
of common stock outstanding - basic	$0.00	$(0.01)	$0.01	$(0.02)

Weighted average number of shares
of common stock outstanding - basic	175,803,863	167,842,903	173,498,515	165,698,517

Net income (loss) per weighted average number of shares
of common stock outstanding - diluted	$0.00	$(0.01)	$0.01	$(0.02)

Weighted average number of shares
of common stock outstanding - diluted	217,162,823	167,842,903	212,654,453	165,698,517

See accompanying notes

NEULION, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(unaudited)
(Expressed in U.S. dollars)

			Additional	Promissory	Accumulated	Total
	Common stock		paid-in capital	Notes	deficit	equity

Balance, December 31, 2013	170,326,338	$1,703,263	$85,437,337	$(209,250)	$(87,671,747)	$(740,397)

Accretion of issuance costs
on Class 4 Preference Shares	0	0	(22,569)	0	0	(22,569)
Exercise of broker warrants	627,063	6,271	125,412	0	0	131,683
Exercise of subscriber warrants	5,239,579	52,395	(52,395)	0	0	0
Exercise of stock options	1,722,179	17,222	663,385	0	0	680,607
Stock-based compensation:
Stock options	0	0	972,671	0	0	972,671
Directors compensation	71,974	720	115,669	0	0	116,389
Net income	0	0	0	0	1,945,844	1,945,844
Balance, September 30, 2014	177,987,133	$1,779,871	$87,239,510	$(209,250)	$(85,725,903)	$3,084,228

See accompanying notes

NEULION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Expressed in U.S. dollars)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
OPERATING ACTIVITIES

Net income (loss)	$248,877	$(1,749,864)	$1,945,844	$(3,350,325)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	679,888	990,083	2,075,328	2,987,272
Discount on convertible note	0	0	0	233,769
Stock-based compensation	379,756	717,765	1,089,060	1,072,601
Deferred income taxes	(28,388)	160,000	164,230	257,444

Changes in operating assets and liabilities
Accounts receivable	160,188	(987,453)	448,861	404,834
Inventory	198,899	(49,114)	185,011	59,812
Prepaid expenses, deposits and other assets	(187,233)	(386,742)	(105,680)	(126,554)
Other receivables	28,625	67,666	(7,489)	66,153
Due from related parties	(29,067)	474,003	(203,796)	628,528
Accounts payable	7,676,249	10,064,504	1,626,314	6,778,448
Accrued liabilities	(208,049)	444,788	(787,266)	825,552
Deferred revenue	3,397,171	2,814,583	571,747	1,463,116
Long-term liabilities	(19,053)	(20,450)	(52,333)	(64,410)
Due to related parties	13,511	(13,467)	8,053	(12,282)
Cash provided by operating activities	12,311,374	12,526,302	6,957,884	11,223,958

INVESTING ACTIVITIES
Purchase of property, plant and equipment	(1,210,884)	(640,998)	(1,654,471)	(1,039,929)
Cash used in investing activities	(1,210,884)	(640,998)	(1,654,471)	(1,039,929)

FINANCING ACTIVITIES
Proceeds from exercise of stock options	80,249	0	680,607	0
Proceeds from exercise of broker units	1,470	840	131,683	1,680
Cash provided by financing activities	81,719	840	812,290	1,680

Net increase in cash and cash equivalents, during the period	11,182,209	11,886,144	6,115,703	10,185,709
Cash and cash equivalents, beginning of period	14,577,764	9,407,672	19,644,270	11,108,107
Cash and cash equivalents, end of period	$25,759,973	$21,293,816	$25,759,973	$21,293,816

Supplemental disclosure of non-cash activities:
Par value of shares of common stock issued upon exercise of
cashless warrants	$26,874	$6	$52,395	$1,134

Accretion of issuance costs on Class 4 Preference Shares	$7,523	$22,569	$7,523	$22,569

See accompanying notes

NEULION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
Information as at September 30, 2014 and for the three and nine months ended
September 30, 2014 and 2013 (unaudited)

1. Nature of Operations

NeuLion, Inc. (“NeuLion” or the “Company”) is a technology service provider that specializes in the digital video broadcasting, distribution and monetization of live and on-demand content to Internet-enabled devices.  Through the Company’s cloud-based end-to-end solution, the Company builds and manages interactive digital networks that enable the Company’s customers to provide a destination for their viewers to view and interact with their content.  The Company was incorporated on January 14, 2000 under the Canada Business Corporations Act and was domesticated under Delaware law on November 30, 2010.  The Company’s common stock is listed on the Toronto Stock Exchange (“TSX”) under the symbol NLN and traded on the OTC Bulletin Board (“OTCBB”) in the United States under the symbol NEUL.

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

In the opinion of management, these interim unaudited condensed consolidated financial statements contain all of the adjustments of a normal and recurring nature necessary to present fairly the Company’s financial position as at September 30, 2014 and December 31, 2013 and the results of operations and cash flows for the three and nine months ended September 30, 2014 and 2013.  The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the entire year.

NEULION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
Information as at September 30, 2014 and for the three and nine months ended
September 30, 2014 and 2013 (unaudited)

Recent Accounting Pronouncement

In May 2014, the Financial Accounting Standards Board (“FASB”) issued new revenue recognition guidance that will apply to various contracts with customers to provide goods or services.   This new guidance introduces a model that requires companies to estimate and allocate the expected contract revenue among distinct goods or services in the contract based on relative standalone selling prices.  Revenue is recognized as goods or services are delivered.  This new method replaces the current GAAP approach of recognizing revenue that is fixed and determinable primarily based on contract terms.  In addition, extensive new disclosures will be required, including the presentation of additional categories of revenues and information about related contract assets and liabilities.  This new guidance must be implemented on January 1, 2017; early adoption is not permitted.  The Company may choose to adopt these changes through retrospective restatement with or without using certain practical expedients or with a cumulative effect adjustment on adoption.  The Company is currently evaluating these new requirements to determine the method of implementation and any resulting estimated effects on the financial statements.

3. Inventory

Inventory consists of the following:

	September 30,	December 31,
	2014	2013
	(unaudited)

Raw materials	$19,872	$18,421
Finished goods	276,129	462,591
	$296,001	$481,012

4. Economic Dependence and Concentration of Credit Risk

For the three months ended September 30, 2014, two customers accounted for 26% of revenue: 15% and 11%.  For the nine months ended September 30, 2014, one customer accounted for 18% of revenue.   For the three months ended September 30, 2013, two customers accounted for 27% of revenue: 17% and 10%.  For the nine months ended September 30, 2013, one customer accounted for 21% of revenue.

As at September 30, 2014, one customer accounted for 16% of accounts receivable.  As at December 31, 2013, two customers accounted for 26% of accounts receivable:  14% and 12%.

As of September 30, 2014, two customers accounted for 66% of accounts payable: 50% and 16%.  As at December 31, 2013, two customers accounted for 60% of accounts payable:  47% and 13%.

As of September 30, 2014, 87% of the Company’s cash and cash equivalents were held in accounts with U.S. banks that received a BBB+ rating from Standard and Poor’s and an A3 rating from Moody’s.

5. Related Party Transactions

The Company has entered into certain transactions and agreements in the normal course of operations with related parties.  Significant related party transactions are as follows:

KyLin TV

KyLin TV is an Internet Protocol television (“IPTV”) company that is controlled by the Chairman of the Board of Directors of the Company.  On June 1, 2008, the Company entered into an agreement with KyLin TV to build and deliver the setup and back office operations for KyLin TV’s IPTV service.  Effective April 1, 2012, the Company amended its agreement with KyLin TV, such that, in addition to the services previously provided, KyLin TV was appointed the exclusive distributor of the Company’s business to consumer (“B2C”) IPTV interests.  As exclusive distributor, KyLin TV obtains, advertises and markets all of the Company’s B2C content, in accordance with the terms of the amendment.  Accordingly, KyLin TV records the gross revenues from the Company’s B2C content as well as the associated license fees, whereas the Company records revenues in accordance with the revised fee schedule in the amendment.  The Company also provides and charges KyLin TV for administrative and general corporate support.  The amounts charged for these services provided by the Company for the three and nine months ended September 30, 2014 were $32,230 and $93,077, respectively (three and nine months ended September 30, 2013 were $49,900 and $223,523), and are recorded as a recovery in selling, general and administrative expense.

NEULION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
Information as at September 30, 2014 and for the three and nine months ended
September 30, 2014 and 2013 (unaudited)

New York Islanders Hockey Club, L.P. (“New York Islanders”)

The Company provides IT-related professional services and administrative services to the New York Islanders, a professional hockey club that is majority owned by the Chairman of the Board of Directors of the Company.

Renaissance Property Associates, LLC (“Renaissance”)

The Company provides IT-related professional services to Renaissance, a real estate management company owned by the Chairman of the Board of Directors of the Company.  In June 2009, the Company signed a sublease agreement with Renaissance for office space in Plainview, New York.  The sublease agreement expired in December 2013, and the Company is now leasing this office on a month-to-month basis.  Rent expense paid by the Company to Renaissance of $107,586 and $322,758, inclusive of taxes and utilities, is included in selling, general and administrative expense for the three and nine months ended September 30, 2014, respectively (three and nine months ended September 30, 2013 were $107,586 and $322,758).

Smile Train, Inc. (“Smile Train”)

The Company provides IT-related professional services to Smile Train, a public charity whose founder and significant benefactor is the Chairman of the Board of Directors of the Company.

The Company recognized revenue from related parties as follows (unaudited):

	Three months		Nine months
	ended		ended
	September 30,		September 30,
	2014	2013	2014	2013

New York Islanders	$88,859	$79,296	$239,015	$234,520
Renaissance	30,000	30,000	90,000	90,000
Smile Train	24,000	24,000	72,000	72,000
KyLinTV	208,713	468,538	643,184	1,553,955
	$351,572	$601,834	$1,044,199	$1,950,475

NEULION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
Information as at September 30, 2014 and for the three and nine months ended
September 30, 2014 and 2013 (unaudited)

As at September 30, 2014 and December 31, 2013, the amounts due from (to) related parties are as follows:

	September 30,	December 31,
	2014	2013
	(unaudited)

New York Islanders	$(24,796)	$(16,743)
Renaissance	688	931
KyLin TV	446,950	242,911
	$422,842	$227,099

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

The following table presents the calculation of basic and diluted EPS for the three and nine months ended (unaudited):

	Three months		Nine months
	ended		ended
	September 30,		September 30,
	2014	2013	2014	2013

Net income (loss)	$248,877	$(1,749,864)	$1,945,844	$(3,350,325)

Weighted average shares of common stock outstanding
used in calculating basic EPS	175,803,863	167,842,903	173,498,515	165,698,517
Effect of dilutive preferred stock, stock options
and warrants	41,358,960	0	39,155,938	0
Weighted average shares of common stock outstanding
used in calculating diluted EPS	217,162,823	167,842,903	212,654,453	165,698,517

Basic EPS	$0.00	$(0.01)	$0.01	$(0.02)

Diluted EPS	$0.00	$(0.01)	$0.01	$(0.02)

NEULION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
Information as at September 30, 2014 and for the three and nine months ended
September 30, 2014 and 2013 (unaudited)

The following table summarizes the securities convertible into common stock that were outstanding as at September 30, 2014 and 2013 and (i) were included in the computation of diluted income per share for the three and nine months ended September 30, 2014 and (ii) were not included in the computation of diluted loss per share for the three and nine months ended September 30, 2013 because their effect would have been anti-dilutive.
	2014	2013

Class 3 Preference Shares	17,176,818	17,176,818
Class 4 Preference Shares	10,912,265	10,912,265
Stock options – 2012 Omnibus Securities and Incentive Plan	17,468,495	885,000
Stock options – Second Amended and Restated Stock Option Plan	8,070,175	16,271,563
Stock appreciation rights	0	675,000
Warrants	4,961,956	20,461,569
Retention warrants	0	20,500

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

9. Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, “Income Taxes Recognition.”  The Company does not believe there are any uncertain tax provisions under ASC 740.  The Company’s federal and state tax returns remain open for the years 2011, 2012 and 2013.

The Company’s current period income has been offset by net operating losses carried forward from prior years. All previously recognized deferred tax assets and net operating losses have been reduced by a valuation allowance.

The Company’s effective tax rate is less than the 35% US effective tax rate primarily because forecasted net income is offset by the utilization of net operating losses for which benefit was not previously recognized.  Changes in income tax expense represent changes in deferred tax liabilities that can not be offset by deferred tax assets.

10.  Investment Income

Investment income for the nine months ended September 30, 2014 includes proceeds of $420,935, which were received during the three months ended March 31, 2014, on the sale of an over-the-counter stock that previously had a nominal recorded value.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis (“MD&A”) of the financial condition and results of operations of the Company should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes for the three and nine months ended September 30, 2014 and 2013, which have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). All dollar amounts are in U.S. dollars (“US$” or “$”) unless stated otherwise. As at November 3, 2014 the Bank of Canada noon rate for conversion of United States dollars to Canadian dollars (“CDN$”) was US$1 to CDN$1.1320.

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

Statements about our future plans and intentions, results, levels of activity, performance, goals, achievements or other future events constitute forward-looking statements. Wherever possible, words such as “may,” “will,” “should,” “could,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” and “potential,” or the negative or other variations of these words, or similar words or phrases, have been used to identify these forward-looking statements. These statements reflect management’s current beliefs and are based on information available to management as at the date of this Quarterly Report on Form 10-Q.

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

Key Performance Indicators

	3 mos.	3 mos.		9 mos.	9 mos.		12 mos.	12 mos.
	Q3 2014	Q3 2013%		Q3 2014	Q3 2013%		LTM 2014 (1)	LTM 2013 (2)%
	(millions)	(millions)	change	(millions)	(millions)	change	(millions)	(millions)	change

Total Revenue	$12.2	$10.0	22%	$39.1	$33.0	18%	$53.2	$43.5	22%

Revenue by Category of Customer: (3)
Pro Sports	$5.2	$3.8	37%	$17.2	$14.2	21%	$24.0	$18.1	33%
College Sports	$3.1	$2.9	7%	$10.3	$8.7	18%	$14.2	$11.9	19%
TV Everywhere	$3.4	$2.9	17%	$10.1	$8.3	22%	$13.1	$11.3	16%

Revenue by Type: (4)
Recurring	$11.1	$9.3	19%	$36.0	$30.5	18%	$49.3	$40.3	22%
Non-recurring	$1.1	$0.7	57%	$3.1	$2.5	24%	$3.9	$3.2	22%

Non-GAAP Adjusted Gross Margin % (5) (7)	77%	74%	3pp	75%	72%	3pp	74%	71%	3pp

Non-GAAP Adjusted EBITDA (6)	$1.3	$0.2	550%	$4.9	$1.3	277%	$7.1	$2.1	238%

Consolidated Net Income (Loss)	$0.2	($1.7)	-	$1.9	($3.4)	-	$3.0	($4.2)	-

(1)	Figures for the last twelve months ending September 30, 2014.
(2)	Figures for the last twelve months ending September 30, 2013.
(3)	Excludes equipment revenue and other revenue (business to consumer (“B2C”) and consulting).
(4)
Recurring revenues include variable fees earned from subscriptions, usage, advertising, eCommerce and support fees in addition to fixed fees charged to our customers on a monthly, quarterly or annual basis for ongoing hosting, support and maintenance.  Non-recurring revenues include setup fees for design, setup and implementation services and equipment revenue.

(5)
We report non-GAAP Adjusted Gross Margin Percentage because it is a key measure used by management to evaluate our results and make strategic decisions about the Company, including potential acquisitions. Non-GAAP Adjusted Gross Margin Percentage represents consolidated operating income (loss) plus depreciation and amortization, research and development expenses (“R&D”) and selling, general and administrative expenses divided by total revenue. This measure does not have any standardized meaning prescribed by U.S. GAAP and therefore is unlikely to be comparable to the calculation of similar measures used by other companies, and should not be viewed as an alternative to measures of financial performance or changes in cash flows calculated in accordance with U.S. GAAP.  Reconciliations are provided below.

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

Overall Performance – Three months ended September 30, 2014 vs three months ended September 30, 2013

Total revenue for the three months ended September 30, 2014 was $12.2 million, an increase of $2.2 million, or 22%, compared to $10.0 million for the three months ended September 30, 2013. The increase in total revenue was primarily attributable to an increase in revenue in our Pro Sports category of customer of $1.4 million, or 37%, TV Everywhere category of customer of $0.5 million, or 17%, and College Sports category of customer of $0.2 million, or 7%.

Our non-GAAP Adjusted Gross Margin % (as defined above and reconciled below) was 77% for the three months ended September 30, 2014, compared with 74% for the three months ended September 30, 2013. The 3 percentage point improvement in non-GAAP Adjusted Gross Margin % was primarily due to improved broadcast operating costs.

Our non-GAAP Adjusted EBITDA (as defined above and reconciled below) was $1.3 million for the three months ended September 30, 2014, compared with $0.2 million for the three months ended September 30, 2013. The $1.1 million improvement in non-GAAP Adjusted EBITDA was due to an increase in revenue of $2.2 million offset by increases in cost of revenues of $0.2 million and selling, general and administrative expenses, excluding stock-based compensation, and R&D expenses of $0.9 million.

Our consolidated net income for the three months ended September 30, 2014 was $0.2 million, or income of $0.00 per basic and diluted share of common stock, compared with a net loss of $1.7 million, or a loss of $0.01 per basic and diluted share of common stock, for the three months ended September 30, 2013.  The improvement of $1.9 million was primarily attributable to the items discussed in the three paragraphs above.

Overall Performance – Nine months ended September 30, 2014 vs nine months ended September 30, 2013

Total revenue for the nine months ended September 30, 2014 was $39.1 million, an increase of $6.1 million, or 18%, compared to $33.0 million for the nine months ended September 30, 2013. The increase in total revenue was primarily attributable to an increase in revenue in our TV Everywhere category of customer of $1.8 million, or 22%, Pro Sports category of customer of $3.0 million, or 21%, and College Sports category of customer of $1.6 million, or 18%.

Our non-GAAP Adjusted Gross Margin % (as defined above and reconciled below) was 75% for the nine months ended September 30, 2014, compared with 72% for the nine months ended September 30, 2013. The 3 percentage point improvement in non-GAAP Adjusted Gross Margin % was primarily due to improved broadcast operating costs.

Our non-GAAP Adjusted EBITDA (as defined above and reconciled below) was $4.9 million for the nine months ended September 30, 2014, compared with $1.3 million for the nine months ended September 30, 2013. The $3.6 million improvement in non-GAAP Adjusted EBITDA was due to an increase in revenue of $6.1 million offset by increases in cost of revenues of $0.6 million and selling, general and administrative expenses, excluding stock-based compensation, and R&D expenses of $1.9 million.

Our consolidated net income for the nine months ended September 30, 2014 was $1.9 million, or income of $0.01 per basic and diluted share of common stock, compared with a net loss of $3.4 million, or a loss of $0.02 per basic and diluted share of common stock, for the nine months ended September 30, 2013.  The improvement of $5.3 million was primarily attributable to the items discussed in the three paragraphs above.

Consolidated Statement of Operations Reconciliations:

 The reconciliations from consolidated operating income (loss) to non-GAAP Adjusted Gross Margin % are as follows:

	Three months ended September 30,		Nine months ended September 30,		Twelve months ended September 30,
	2014	2013	2014	2013	2014	2013

Consolidated operating income (loss) on a GAAP basis	$249,768	$(1,549,214)	$1,748,040	$(2,756,966)	$2,865,419	$(3,190,208)

Amortization and depreciation	679,888	990,083	2,075,328	2,987,272	2,843,110	3,829,886
Research and development	2,104,339	1,887,379	6,264,429	5,460,126	8,227,056	7,116,772
Selling, general and administrative, including stock-based compensation	6,329,684	6,051,191	19,107,760	17,989,383	25,408,271	23,240,935
Non-GAAP Adjusted Gross Margin	$9,363,679	$7,379,439	$29,195,557	$23,679,815	$39,343,856	$30,997,385

Total Revenue	$12,177,278	$10,026,866	$39,055,736	$32,963,045	$53,199,870	$43,501,810

Non-GAAP Adjusted Gross Margin % (as a % of	77%	74%	75%	72%	74%	71%
total revenue)

The reconciliations from consolidated net income (loss) to non-GAAP Adjusted EBITDA are as follows:

	Three months ended September 30,		Nine months ended September 30,		Twelve months ended September 30,
	2014	2013	2014	2013	2014	2013

Consolidated net income (loss) on a GAAP basis	$248,877	$(1,749,864)	$1,945,844	$(3,350,325)	$3,017,822	$(4,212,364)

Depreciation and amortization	679,888	990,083	2,075,328	2,987,272	2,843,110	3,829,886
Stock-based compensation	379,756	717,765	1,089,060	1,072,601	1,433,351	1,434,098
Discount on convertible note	0	0	0	233,769	0	311,691
Income taxes	(28,388)	160,000	164,230	265,290	175,786	599,174
Investment (income) expense, net and foreign exchange (gain) loss	29,279	40,650	(362,034)	94,300	(328,189)	111,291

Non-GAAP Adjusted EBITDA	$1,309,412	$158,634	$4,912,428	$1,302,907	$7,141,880	$2,073,776

OPERATIONS

Revenue

We earn revenue from four broad categories of customers:

• Professional Sports
This category contains all of our professional sports programming customers. These customers include the National Football League (NFL), the National Hockey League (NHL), the National Basketball Association (NBA), Ultimate Fighting Championship (UFC), Major League Soccer (MLS), the American Hockey League (AHL), the Western Hockey League (WHL), the Ontario Hockey League (OHL), and the Professional Bowlers Association (PBA).

• College Sports
This category contains all of our college and collegiate conference customers. We partner with many National Collegiate Athletic Association (NCAA) schools and conferences and have agreements in place with over 160 colleges, universities or related sites.  These customers include the University of North Carolina, Duke University, the University of Oregon, Louisiana State University, Mississippi State University, Florida State University, the University of Nebraska, Texas A&M University, the Big 12 Conference and the Southern Conference, Pac 12 member schools, the University of Oklahoma,  the Ivy League Digital Network and the University of Maryland.

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

• Other Customers
This category includes our B2C business, in which we market our own content directly to customers, and various consulting services.

Within each of these four categories of customers, revenue is categorized as follows:

•	Setup fees - non-recurring and charged to customers for design, setup and implementation services.

•	Fixed fees - recurring and charged to customers for ongoing hosting, support and maintenance.

•	Variable fees - recurring and earned through subscriptions, usage, advertising, support and e-commerce:

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

• cost of advertising revenue, which is subject to revenue sharing with the content provider; and

• cost of equipment revenue, which consists of purchases of STB products and parts for resale to customers.
  Shipping costs are included in cost of equipment revenue.

Selling, general and administrative expenses, including stock-based compensation

Selling, general and administrative (“SG&A”) expenses, including stock-based compensation, are composed of the following:

•	Wages and benefits, which represent compensation for our full-time and part-time employees, excluding R&D employees shown below, as well as fees for consultants we use from time to time;

•
Stock-based compensation, which represent the estimated fair value of our options and warrants (“Convertible Securities”) for financial accounting purposes, prepared using the Black-Scholes-Merton model, which requires a number of subjective assumptions, including assumptions about the expected life of the Convertible Securities, risk-free interest rates, dividend rates, forfeiture rates and the future volatility of the price of our shares of common stock. The estimated fair value of the Convertible Securities is expensed over the expected life, which is normally between four to seven years, with the   Convertible Securities vesting in equal amounts each year. However, our Board of Directors has the discretion to grant options with different vesting periods;

•	Professional fees, which represent legal, accounting, and public and investor relations expenses; and

•	Other SG&A expenses, which represent travel expenses, marketing, rent, office supplies, corporate IT services, credit card processing fees and other general operating expenses.

Research and development

R&D expenses, which primarily consist of wages and benefits for R&D department personnel.

RESULTS OF OPERATIONS

Comparison of Three Months Ended September 30, 2014 to Three Months Ended September 30, 2013

Our condensed consolidated financial statements for the three months ended September 30, 2014 and 2013 have been prepared in accordance with U.S. GAAP. A comparison of our results of operations for those periods is as follows:

	September 30,
	2014	2013	Change

Revenue	$12,177,278	$10,026,866	21%

Costs and expenses
Cost of revenue, exclusive of depreciation and
amortization shown separately below	2,813,599	2,647,427	6%
Selling, general and administrative, including
stock-based compensation	6,329,684	6,051,191	5%
Research and development	2,104,339	1,887,379	11%
Depreciation and amortization	679,888	990,083	-31%
	11,927,510	11,576,080	3%
Operating income (loss)	249,768	(1,549,214)	-

Other income (expense)
Loss on foreign exchange	(31,168)	(42,744)	-
Investment income	1,889	2,094	-10%
	(29,279)	(40,650)	-
Net and comprehensive income (loss) before income taxes	220,489	(1,589,864)	-
Income taxes	28,388	(160,000)	-
Net and comprehensive income (loss)	$248,877	$(1,749,864)	-

Revenue

Revenue increased to $12.2 million for the three months ended September 30, 2014 from $10.0 million for the three months ended September 30, 2013. Revenue includes revenue from Pro Sports, College Sports, TV Everywhere and Other Customers and is comprised of set-up fees, annual/monthly fees, variable fees and equipment revenue. Period-over-period variances in each sector are detailed below:

Pro Sports

Revenue from Pro Sports customers increased to $5.2 million for the three months ended September 30, 2014, from $3.8 million for the three months ended September 30, 2013. The $1.4 million improvement was primarily the result of an increase in fixed fees of $0.6 million and variable subscription fees of $0.6 million.

College Sports

Revenue from College Sports customers increased to $3.1 million for the three months ended September 30, 2014 from $2.9 million for the three months ended September 30, 2013.  The $0.2 million increase was primarily the result of an increase in variable advertising revenues.

TV Everywhere

Revenue from TV Everywhere customers increased to $3.4 million for the three months ended September 30, 2014 from $2.9 million for the three months ended September 30, 2013.  The $0.5 million improvement was primarily the result of an increase in monthly fixed fees and variable usage fees.

Other – B2C

Revenue from B2C customers was $0.1 million for each of the three months ended September 30, 2014 and 2013.

Other – Consulting

Revenue from consulting customers was $0.2 million for the three months ended September 30, 2014 and 2013.

Equipment revenue

Equipment revenue increased to $0.2 million for the three months ended September 30, 2014 from $0.1 million for the three months ended September 30, 2013.

Costs and Expenses

Cost of revenue increased to $2.8 million for the three months ended September 30, 2014 from $2.6 million for the three months ended September 30, 2013. Cost of revenue as a percentage of revenue decreased from 26% for the three months ended September 30, 2013 to 23% for the three months ended September 30, 2014. The 3 percentage point improvement (as a percentage of revenue) primarily resulted from improved broadcast operating costs.

Selling, general and administrative expenses, including stock-based compensation

Selling, general and administrative expenses, including stock-based compensation, increased by $0.2 million, or 3%, to $6.3 million for the three months ended September 30, 2014 from $6.1 million for the three months ended September 30, 2013. The individual variances are as follows:

• Wages and benefits increased to $4.5 million for the three months ended September 30, 2014 from $4.1 million for the three months ended September 30, 2013. The $0.4 million increase was primarily the result of salary increases, insurance costs and commissions.

• Stock-based compensation expense decreased to $0.4 million for the three months ended September 30, 2014 from $0.7 million for the three months ended September 30, 2013.  The $0.3 million decrease was primarily attributable to one million unrestricted fully vested common stock issued to various employees during the three months ended September 30, 2013.  A similar issuance did not take place during the three months ended September 30, 2014.

• Professional fees were $0.3 million for the three months ended September 30, 2014 and 2013.

• Other SG&A expenses increased to $1.1 million for the three months ended September 30, 2014 from $1.0 million for the three months ended September 30, 2013.

Research and development

Research and development costs increased to $2.1 million for the three months ended September 30, 2014 from $1.9 million for the three months ended September 30, 2013.  The increase of $0.2 million, or 11%, was primarily due to salary increases and the hire of new research and development employees.

Depreciation and amortization

Depreciation and amortization decreased to $0.7 million for the three months ended September 30, 2014 from $1.0 million for the three months ended September 30, 2013.  The decrease of $0.3 million was primarily attributable to certain intangible assets being fully amortized subsequent to September 30, 2013.

Comparison of Nine Months Ended September 30, 2014 to Nine Months Ended September 30, 2013

Our condensed consolidated financial statements for the nine months ended September 30, 2014 and 2013 have been prepared in accordance with U.S. GAAP. A comparison of our results of operations for those periods is as follows:

	September 30,
	2014	2013	Change

Revenue	$39,055,736	$32,963,045	18%

Costs and expenses
Cost of revenue, exclusive of depreciation and
amortization shown separately below	9,860,179	9,283,230	6%
Selling, general and administrative, including
stock-based compensation	19,107,760	17,989,383	6%
Research and development	6,264,429	5,460,126	15%
Depreciation and amortization	2,075,328	2,987,272	-31%
	37,307,696	35,720,011	4%
Operating income (loss)	1,748,040	(2,756,966)	-

Other income (expense)
Gain (loss) on foreign exchange	(64,565)	(89,949)	-
Investment income (expense), net	426,599	(4,351)	-
Amortization of discount on convertible note	0	(233,769)	-
	362,034	(328,069)	-
Net and comprehensive income (loss) before income taxes	2,110,074	(3,085,035)	-
Income taxes	(164,230)	(265,290)	-
Net and comprehensive income (loss)	$1,945,844	$(3,350,325)	-

Revenue

Revenue increased to $39.1 million for the nine months ended September 30, 2014 from $33.0 million for the nine months ended September 30, 2013. Revenue includes revenue from Pro Sports, College Sports, TV Everywhere and Other Customers and is comprised of set-up fees, annual/monthly fees, variable fees and equipment revenue. Period-over-period variances in each sector are detailed below:

Pro Sports

Revenue from Pro Sports customers increased to $17.2 million for the nine months ended September 30, 2014, from $14.2 million for the nine months ended September 30, 2013. The $3.0 million improvement was primarily the result of an increase in fixed fees.

College Sports

Revenue from College Sports customers increased to $10.3 million for the nine months ended September 30, 2014 from $8.7 million for the nine months ended September 30, 2013.  The $1.6 million increase was primarily the result of an increase in fixed fees of $0.4 million, variable advertising fees of $0.7 million and variable usage fees of $0.4 million.

TV Everywhere

Revenue from TV Everywhere customers increased to $10.1 million for the nine months ended September 30, 2014 from $8.3 million for the nine months ended September 30, 2013.  The $1.8 million improvement was the result of increases in variable usage fees.

Other – B2C

Revenue from B2C customers was $0.4 million for each of the nine months ended September 30, 2014 and 2013.

Other – Consulting

Revenue from consulting customers was $0.7 million for the nine months ended September 30, 2014 and 2013.

Equipment revenue

Equipment revenue decreased to $0.4 million for the nine months ended September 30, 2014 from $0.7 million for the nine months ended September 30, 2013.

Costs and Expenses

Cost of revenue increased to $9.9 million for the nine months ended September 30, 2014 from $9.3 million for the nine months ended September 30, 2013. Cost of revenue as a percentage of revenue decreased from 28% for the nine months ended September 30, 2013 to 25% for the nine months ended September 30, 2014. The 3 percentage point improvement (as a percentage of revenue) primarily resulted from improved broadcast operating costs.

Selling, general and administrative expenses, including stock-based compensation

Selling, general and administrative expenses, including stock-based compensation, increased by $1.1 million, or 6%, to $19.1 million for the nine months ended September 30, 2014 from $18.0 million for the nine months ended September 30, 2013. The individual variances are as follows:

• Wages and benefits increased to $13.9 million for the nine months ended September 30, 2014 from $12.8 million for the nine months ended September 30, 2013. The $1.1 million increase was primarily the result of salary increases, insurance and commissions.

• Stock-based compensation expense was $1.1 million for the nine months ended September 30, 2014 and 2013.

• Professional fees increased to $1.0 million for the nine months ended September 30, 2014 from $0.9 million for the nine months ended September 30, 2013.

• Other SG&A expenses decreased to $3.1 million for the nine months ended September 30, 2014 from $3.2 million for the nine months ended September 30, 2013.

Research and development

Research and development costs increased to $6.3 million for the nine months ended September 30, 2014 from $5.5 million for the nine months ended September 30, 2013.  The increase of $0.8 million was primarily due to salary increases and the hire of new research and development employees.

Depreciation and amortization

Depreciation and amortization decreased to $2.1 million for the nine months ended September 30, 2014 from $3.0 million for the nine months ended September 30, 2013.  The decrease of $0.9 million was primarily attributable to certain intangible assets being fully amortized subsequent to September 30, 2013.

Investment income (expense), net

Investment income increased to $0.4 million for the nine months ended September 30, 2014 from a nominal amount for the nine months ended September 30, 2013.  The increase of $0.4 million was the result of proceeds received on the sale of an over-the-counter stock that previously had a nominal value.

LIQUIDITY AND CAPITAL RESOURCES

Our cash position was $25.8 million at September 30, 2014. For the three months ended September 30, 2014, we generated $12.3 million from operations, which included an increase of $11.0 million in operating assets and liabilities. Additionally, cash provided by financing activities included $0.1 million from the exercise of stock options and broker units and cash used in investing activities included $1.2 million to purchase fixed assets.

As of September 30, 2014, our principal sources of liquidity included cash and cash equivalents of $25.8 million and trade accounts receivable of $4.8 million offset by $14.6 million in accounts payable.  We continue to closely monitor our cash balances to ensure that we have sufficient cash on hand to meet our operating needs. Management believes that we have sufficient liquidity to meet our working capital and capital expenditure requirements for at least the next twelve months.

At September 30, 2014, approximately 87% of our cash and cash equivalents were held in accounts with U.S. banks that received a BBB+ rating from Standard and Poor’s and an A3 rating from Moody’s. The Company believes that these U.S. financial institutions are secure. Our investment policy is to invest in low-risk short-term investments which are primarily term deposits. We have not had a history of any defaults on these term deposits, nor do we expect any in the future given the short term maturity of these investments.

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

Working Capital Requirements

Our net working capital at September 30, 2014 was $4.7 million, an improvement of $4.8 million from our net working capital of $(0.1) million at December 31, 2013. Our working capital ratios at September 30, 2014 and December 31, 2013 were 1.16 and 1.00, respectively. Included in current liabilities at September 30, 2014 and December 31, 2013 is approximately $9.1 million and $8.9 million, respectively, of deferred revenue that we do not anticipate settling in cash.

The change in working capital was primarily due to an increase in current assets of $5.8 million offset by an increase in current liabilities of $1.1 million.

Current assets at September 30, 2014 were $33.0 million, an increase of $5.8 million from the December 31, 2013 balance of $27.2 million.  The change was primarily due to an increase of $6.1 million in cash and cash equivalents.

Current liabilities at September 30, 2014 were $28.3 million, an increase of $1.1 million from the December 31, 2013 balance of $27.2 million. The increase was primarily due to an increase in accounts payable of $1.6 million.

Off Balance Sheet Arrangements

The Company did not have any off balance sheet arrangements as of September 30, 2014.

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

Our Chief Executive Officer and Chief Financial Officer, with the assistance of other members of our management, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter ended September 30, 2014 (the “Evaluation”).  Based upon the Evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) were effective as of the quarter ended September 30, 2014.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2014, no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) has been identified that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.                  Unregistered Sales of Equity Securities and Use of Proceeds

1.           On September 25, 2012, the Company completed a private placement of “Units,” each of which was comprised of one share of the Company’s common stock and one-half of one warrant (the “Offering”).  A portion of the commission paid in connection with the Offering was comprised of “Broker Warrants,” each of which may be exercised at any time prior to the 30-month anniversary of the closing date of the Offering, at a price of $0.21, to purchase one “Broker Unit.”  Each Broker Unit consists of one share of the Company’s common stock and one-half of one warrant; each full warrant (a “Warrant”) entitles the holder thereof to purchase one share of the Company’s common stock at $0.30 for 30 months following the closing date of the Offering.  Between July 1, 2014 and September 30, 2014, persons residing outside the United States exercised an aggregate of 7,000 Broker Warrants, for gross proceeds of $1,470, to purchase 7,000 shares of the Company’s common stock and 3,500 Warrants.  The Company offered and sold the common stock and the Warrants in reliance on the exemption from registration afforded by Regulation S under the Securities Act of 1933, as amended (the “Securities Act”).

2.           Between July 1, 2014 and September 30, 2014, certain subscribers residing outside the United States who purchased Units in the Offering exercised an aggregate of 1,238,500 Warrants and received 870,245 shares of the Company’s common stock, and certain subscribers residing within the United States who purchased Units in the Offering exercised an aggregate of 2,588,050 Warrants and received 1,817,194 shares of the Company’s common stock.  Per the terms of the Warrant certificates, the Warrant exercise took place on a cashless basis, which resulted in each certificate holder receiving the number of shares of common stock determined by dividing the “intrinsic value” of the Warrants being exercised by the “fair market value.”  The “intrinsic value” per share was determined by subtracting the exercise price of $0.30 per share from the fair market value (conversion from Canadian dollars to US dollars took place).  The “fair market value” means the average of the closing prices of the common stock of the Company from the five days immediately prior to the date on which the Company received an exercise notice from a holder.  As a result of the cashless exercise, the certificate holders did not make any payment to the Company in connection with the exercise of the Warrants.  The Company offered and sold the common stock to persons residing outside the United States in reliance on the exemption from registration afforded by Regulation S under the Securities Act, and to persons residing within the United States in reliance on the exemption from registration afforded by Section 4(2) under the Securities Act.

3.           Between July 1, 2014 and September 30, 2014, two employees residing outside the United States exercised an aggregate of 42,396 stock options for total cash proceeds of $18,997 and received 42,396 shares of the Company’s common stock, and seven employees residing within the United States exercised an aggregate of 138,500 stock options for total proceeds of $61,253 and received 138,500 shares of the Company’s common stock.  The Company offered and sold the common stock and stock options in reliance on the exemption from registration afforded by Section 4(2) under the Securities Act.

4.           Between July 1, 2014 and September 30, 2014, three employees residing outside the United States exercised an aggregate of 51,000 stock options on a “net basis” and received 31,549 shares of the Company’s common stock, and one employee residing within the United States exercised an aggregate of 40,000 stock options on a “net basis” and received 2,022 shares of the Company’s common stock.  The Company offered and sold the common stock and stock options in reliance on the exemption from registration afforded by Section 4(2) under the Securities Act.  Exercising on a “net basis” means the holder receives shares of common stock equal to the in-the-money value of his or her options.  The “in-the-money value” is calculated as the five-day volume-weighted average stock price prior to the date of exercise (i.e., the “fair market value”) minus the exercise price, with the resultant difference being multiplied by the number of options exercised and the resultant product being divided by the fair market value.

Item 6.                  Exhibits

(b)   Exhibits

The exhibits listed below are filed as part of this report.

Exhibit No.	Description

31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32**	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

Exhibit No.	Description

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
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

NEULION, INC.

Date: November 6, 2014	By: /s/ Nancy Li
Name: Nancy Li
Title: Chief Executive Officer

Date: November 6, 2014	By: /s/ Arthur J. McCarthy
Name: Arthur J. McCarthy
Title: Chief Financial Officer