Form 10-K
period 2014-12-31
NEULION, INC.
filed 2015-03-04
CIK 1387713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 000-53620

NEULION, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	98-0469479
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

1600 Old Country Road, Plainview, NY	11803
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code (516) 622-8300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
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

(Check one):
Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $85,668,410.

As of March 2, 2015, there were 214,474,636 shares of the registrant’s common stock, $0.01 par value, outstanding.

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

NeuLion, Inc.

PART I

Item 1. Business

Overview

NeuLion, Inc. (“NeuLion,” “we,” “us” or “our”) is a technology product and service provider that specializes in the digital video broadcasting, distribution and monetization of live and on-demand content to Internet-enabled devices.  Through our cloud-based end-to-end solution, we build, secure and manage interactive digital networks that enable our customers to provide a destination for their viewers to view and interact with their content.  We were incorporated on January 14, 2000 under the Canada Business Corporations Act and were domesticated under Delaware law on November 30, 2010.  Our common stock is listed on the Toronto Stock Exchange (“TSX”) under the symbol NLN.  On January 30, 2015, we consummated the acquisition of DivX Corporation (“DivX”), which creates, distributes, and licenses digital video technologies for PCs, smart TVs, and mobile devices.  MainConcept, its subsidiary, provides a high-quality video compression-decompression, or codec, software library to consumer electronics manufacturers and others.

We are a provider of customized, end-to-end, interactive content services for a wide range of professional and collegiate sports properties, cable networks and operators, content owners and distributors, and telecommunication companies.  With a fundamental shift in the way media is now being consumed, technological advancements are affecting how, when and where consumers connect to content.  Our technology enables our customers to seamlessly manage and deliver interactive and high-quality content, up to ultra HD/4K screen resolution, to multiple types of Internet-enabled devices such as PCs, smartphones and tablets.  Our cloud-based technology platform offers a variety of digital technology and services for content rights holders, including content ingestion, live encoding, live video editing, digital rights management, advertising insertion and management, pay flow and premium content payment support, video player software development kits, multi-platform device delivery, content management, subscriber management, digital rights management, billing services, app development, website design, analytics and reporting.  To our new consumer electronics manufacturing customers gained in the DivX acquisition, NeuLion offers technology and products that enable premium screen resolution, also up to ultra HD/4K, for a wide range of Internet-enabled devices that include smart TVs, smartphones and tablets.

Customer Relationships

Our business is comprised of three main market sectors:  professional sports; college sports; and TV Everywhere.  In addition, through the DivX acquisition, we gained consumer electronics manufacturing customers.  Our relationships are predominantly business-to-business (“B2B”).  These relationships generally involve entering into distribution and service agreements with our customers to provide them with end-to-end solutions for the delivery of their content, by way of a custom-built digital platform, to their viewers.  A B2B customer typically aggregates the content, negotiates the licensing rights and directly markets the availability of the content.  This customer can avail itself of a range of our distribution and technology services to delivery its content to its end users.  The consumer electronics market and third-party integrators license technology software development kits (SDKs) and certification test kits (CTKs) from us to ensure the delivery of secure, high-quality video playout on, respectively, their devices and software.

Our three existing categories of customers, and our new consumer electronics manufacturing and third-party integrator customers, are described below:

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

College Sports

We provide our college partners with our NeuLion College platform, comprised of a suite of digital services that includes delivery of live and on-demand content, web publishing, electronic ticketing, donor management, e-commerce and advertising solutions.  We partner with many National Collegiate Athletic Association (NCAA) schools and conferences and have agreements in place with over 160 colleges, universities or related sites, including the University of North Carolina, Duke University, the University of Oregon, Louisiana State University, Mississippi State University, Florida State University, the University of Nebraska, Texas A&M University, the University of Oklahoma, the University of Maryland, the Big 12 Conference, the Southern Conference, Pac 12 member schools and the Ivy League Digital Network.

TV Everywhere

NeuLion also provides a TV Everywhere platform that allows over-the-air and cable television broadcasters, cable operators, entertainment companies, content aggregators, multichannel video programming distributors (“MVPDs”) and broadcasting distribution undertakings (“BDUs”) to deliver their live and on-demand content to multiple devices.  We have agreements with ESPN, Tennis Channel, Univision, China Network Television (a new media agency of China Central Television), Sport TV, Rogers Media, Sportsnet, Outdoor Channel, TVG Network, CBC, the Independent Film Channel, Cablevision, MSG Varsity, Shaw Communications, the Big Ten Network, Participant Media and the Gospel Music Channel.

Consumer Electronics Manufacturers and Third-Party Integrators

Through our recent acquisition of DivX, we provide consumer electronics manufacturers and third-party integrators with a variety of technology and products.  Our consumer electronics manufacturing customers, which include Samsung, LG, Sharp, Toshiba and others, license our technology to empower Internet-enabled consumer devices they manufacture, such as smart TVs, smartphones and tablets, with premium, up to ultra HD/4K, screen resolution, secured playout and certification technology.  Our third-party integrators license our technology to integrate our video/audio codecs into their software applications and plug-ins for video/audio encoding.

Technology and Services

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

In addition, with the acquisition of DivX, NeuLion now offers consumer electronics licensing to the consumer electronics industry, which enables device manufacturers to license DivX technology for high-quality video playback and adaptive bitrate streaming on their electronic device screens.  The DivX certification license verifies that the video playback process profile requirements have been tested and met, including the proper implementation of the DivX DRM for secure playback of protected video streams.  NeuLion licenses technology such as SDKs and CTKs to, and works with, chipset and consumer electronics manufacturers to certify their devices for reliable, secure, high-quality playback of personal and premium video content across multiple screens.

Finally, MainConcept’s codec SDK provides extensive audiovisual codec and format support for the video industry and third-party integrators.  Codec enables distribution of content across the Internet and through recordable media in either physical or streamed forms.  MainConcept codecs are embedded in third-party video software applications to enable the playback of digital media for consumers.  MainConcept SDKs encompass a large library of video codecs, supporting major industry codec formats in use both in consumer and professional markets.

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

All of our distribution methods make use of IP-based content-delivery networks.  As a result, content delivered by NeuLion is available globally and is potentially unlimited in reach and interactive functionality.

Revenue

We earn revenue from three categories of customers: Pro Sports, TV Everywhere and College Sports.  Within these three categories we earn revenue from set-up fees, monthly, quarterly and annual fees, and variable fees.  Our current revenue streams are described in detail under Item 7 below under the heading “OPERATIONS.”  The United States and Canada are the principal markets in which our sales have occurred.  With our recent acquisition of DivX, we expect to categorize revenues into two broad categories of customers – content owners and consumer electronics manufacturers – and that our principal markets will be expanded to include South Korea and Japan.

Competition

The sizable technology investment required to deliver and monetize live and on-demand interactive content to Internet-enabled devices has created high barriers to entry into this market.  Nonetheless, various types of both direct and indirect competitors present themselves across the professional sports, college sports and TV Everywhere market sectors of our business.

First, we face direct competition from the in-house technology teams of current and prospective customers that are not, at their core, technology companies and other managed service providers.  As various “point product” technology companies make their technology available in the marketplace, in-house technology teams have the option of buying, building and integrating these products.  A point product is one that addresses one single problem.  An “end-to-end” solution such as NeuLion provides is more comprehensive and integrated.  The aggregate purchasing and programming costs of buying and integrating numerous point products can run high, and the time required for integration can delay the time to market.  By contrast, our end-to-end solution solves multiple problems at once and generally offers a customer faster time to market at a lower overall cost.  Additionally, we compete for business with managed service providers, such as MLB Advanced Media, who go outside and market their end-to-end platforms to third parties.

Second, we are seeing increasing competition directly from software and, to a lesser extent, hardware companies that were not previously active in our markets.  These technology companies are developing more and more video technology point product tools to enable companies to deliver content over the Internet themselves.  Further, companies such as Elemental, Akamai and Harmonic are aggressively pushing their video platform technologies into the digital video market to attempt to acquire a portion of the revenues available there.

Third, an increasing number of online video provider competitors is focusing on only one piece of the digital video delivery process, such as content management or video players.  These types of companies (such as Bright House, CSG and thePlatform) often initially develop a deep expertise in one niche component of the digital video ecosystem, and we expect them to continue to increase the breadth of their offerings.

Fourth, we also see indirect competition from media technology companies, such as Hulu, YouTube, Sports/Entertainment Networks and Netflix, who license or develop their own technologies internally,  then license content rights from content producers and then distribute and monetize their licensed content on their platform.  Our prospective customers who are content producers or aggregators (such as TV networks and studios) may elect to license and distribute their content via these types of third party platforms instead of building out their own platforms with our technology.

Finally, NeuLion’s acquisition of DivX opens up new competition with companies providing products similar to those developed by DivX.  Digital rights management provided by DivX is also offered by Microsoft, Verimatrix and Google.  DivX software lets consumers play, create and stream industry-leading video formats; open source providers like the VideoLAN organization also provide similar software.  And finally, DivX consumer electronics technology licenses that enable device manufacturers to support DivX video playback and adaptive bitrate streaming up to 4K on screen can also be found from other open source providers.

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

Customer Dependence

For the years ended December 31, 2014 and 2013, the NHL accounted for 18% and 20% of revenue, respectively.  As at December 31, 2014, three customers accounted for 53% of accounts receivable:  28%, 13% and 12%, respectively.  As at December 31, 2013, two customers accounted for 26% of accounts receivable:  14% and 12%, respectively.  As at December 31, 2014, two customers accounted for 59% of accounts payable:  49% and 10%, respectively.  As at December 31, 2013, two customers accounted for 60% of accounts payable:  47% and 13%, respectively.

Seasonality

Our sports content business is seasonal because demand for such programming corresponds to the seasons of the sports for which we stream content.  Because the majority of our sports contracts contain a variable revenue share or usage component, our revenues are the highest during the months when the sports content is streamed live.

Intellectual Property

Our ability to protect our intellectual property, including our technology, is an important factor in the success and continued growth of our business.  We protect our intellectual property through trade secrets law, patents, copyrights, trademarks and contracts.  Some of our technology relies upon third-party licensed intellectual property.

Through the DivX transaction, we acquired dozens of US and foreign patents along with dozens more pending patent applications in both the US and overseas.  Prior to the acquisition, DivX’s strategy, which we expect to continue, was to file patent and trademark applications in the United States and any other country that represents an important potential commercial market.

In addition to the foregoing, we have established business procedures designed to maintain the confidentiality of our proprietary information, including the use of confidentiality agreements and assignment-of-inventions agreements with employees, independent contractors, consultants and companies with which we conduct business.

Regulation

Governmental and regulatory authorities in some jurisdictions in which our customers’ viewers reside or content originates may impose rules and regulations regarding content distributed over the Internet.  Regulatory schemes can vary significantly from country to country.  We may, directly or indirectly, be affected by broadcasting or other regulations in countries in which our customers have viewers or from which live linear feeds are distributed to us, and we may not be aware of those regulations or their application to us.  Further, governmental and regulatory authorities in many jurisdictions regularly review and modify their broadcasting rules and policies, including the application of those rules and policies to new and emerging media.  International or governmental quality of service or other technical standards could be adopted that could impact our services.

Traditional over-the-air and cable television broadcasting businesses are generally subject to extensive government regulation and significant regulatory oversight in many of the countries from which our customer’s content originates and many of the countries into which we distribute our customers’ content to their viewers.  Regulations typically govern the issuance, amendment, renewal, transfer and ownership of and investment in over-the-air and cable television broadcasting licenses, cable franchise licenses, competition and cross ownership and sometimes also govern the timing and content of programming, the timing, content and amount of commercial advertising and the amount of foreign versus domestically produced programming.  In many jurisdictions, including the United States and Canada, there are also significant restrictions on the ability of foreign entities to own or control traditional over-the-air television broadcasting businesses; in Canada, such restrictions also preclude foreign entities from owning or controlling other types of broadcasting undertakings, including pay and specialty programming undertakings and BDUs.  We are not aware of any regulations in any of the jurisdictions in which our customers’ viewers reside that would require us to be licensed to distribute content over the public Internet.

United States

In the United States, we may fall within the statutory definition of an MVPD, making us subject to the provisions of the Communications Act of 1934, as amended, and Federal Communications Commission (“FCC”) regulations applicable to MVPDs.  The FCC has determined that cable television system regulatory fees should be imposed on IPTV service, and each year IPTV service providers must pay the cable television fee on subscribers as of the end of the prior year.  “IPTV” refers to the distribution of streamed audio, video and other multimedia content over a broadband network.  While the FCC had previously not ruled whether providers of IPTV content over the Internet are MVPDs, on March 30, 2012, in MB Docket No. 12-83, the FCC issued a notice seeking comment on whether the definition of MVPD should be expanded to include services delivered via Internet protocol, such as those delivered by us, thereby expanding the scope of the MVPD rules to possibly apply to programming our customers distribute.  On December 19, 2014, the FCC terminated MB Docket No. 12-83, and placed in abeyance a complaint filed by Sky Angel against Discovery Communications.  On December 19, 2014, the FCC also issued a Notice of Proposed Rulemaking, MB Docket No. 14-261 (“MVPD NPRM”), to determine whether IPTV providers fall within the statutory definition of a MVPD, including the application of all MVPD rules to IPTV providers.  The MVPD NPRM tentatively concludes that the statutory definition of MVPDs should include certain Internet based distributors of video programming, specifically including all entities that make available for purchase multiple programming streams at prescheduled times, and seeks comment on whether the definition should include a broader class of video providers.  The comment windows are still open in the MVPD NPRM and no decision has been made, however, we note that the Copyright Office provisionally accepted a filing by Aereo to pay copyright fees as a cable system, pending further legal and regulatory developments.  While the statutory and regulatory requirements of MVPDs do not currently apply to us, except for the payment of regulatory fees, we anticipate that status to change upon the FCC’s issuance of a final order in the MVPD NPRM.  If we were found to be an MVPD, we are likely to be required to:  scramble any sexually explicit programming our customers distributed (currently, our customers do not distribute any such programming); provide “closed caption” for programs offered to viewers; comply with certain FCC advertising regulations (including advertising loudness rules, which may require report filing and investment in monitoring hardware and software); face possible exposure to state and local franchise registration or regulation; comply with all other rules applicable to MVPDs; and comply with the FCC’s equal employment opportunity rules.

On January 14, 2014, the D.C. Circuit Court of Appeals struck down the net neutrality rules adopted by the FCC, determining that the FCC did not have the authority to issue or enforce net neutrality rules, as it had failed to identify certain service providers as “common carriers,” but leaving certain transparency rules in effect.  These rules require broadband Internet providers to disclose network management practices, performance characteristics and terms and conditions.  On May 15, 2014, the FCC issued a Notice of Proposed Rulemaking, GN Docket No. 14-28 (“Open Access NPRM”) that proposed the retention and enhancement of the FCC’s prior transparency and no-blocking rules, and prohibition of priority services.  It also proposed other rule changes, including the re-classification of broadband as a common carrier service.  On February 26, 2015, the FCC adopted new rules pursuant to the Open Access NPRM, and although as of the writing of this disclosure the exact language of the adopted order had not been published, FCC statements and reports indicated that the FCC will re-classify broadband services as common carrier services and strengthen net neutrality.  Republican Members of Congress have voiced strong opposition to the FCC’s position and have proposed legislation that would reverse the actions of the FCC.  In addition, the new rules adopted by the FCC are likely to be challenged in court, and there is no certainty as to how a court will rule.  AT&T filed several patent applications for methods to take advantage of the dissolution of the net neutrality rules, and complaints continue to mount that certain carriers are slowing access to various third party on-line and cloud services, and providing “fast-lane” access or other preferential terms at increased rates paid by those customers.  Unless the FCC’s new rules withstand legal challenge, and Congress is not successful in passing a law reversing the FCC’s action, it is possible that broadband service providers could impose restrictions on bandwidth and service delivery that may adversely impact our download speeds or our customers’ ability to deliver content over those facilities, or impose significant end user or other fees.

Canada

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

In October 2009, the CRTC issued Broadcasting Order CRTC 2009-660, reaffirming its previous determination to exempt from licensing (and other requirements under the Act) all “new media broadcasting undertakings”, defined as an undertaking that “provides broadcasting services that are: a. delivered and accessed over the Internet; or b. delivered using point-to-point technology and received by way of mobile devices.”  Any undertaking operating pursuant to this “New Media Exemption Order” (now known as the Digital Media Exemption Order, which exempts “digital media broadcasting undertakings”, or “DMBUs”) is exempted from the requirement under the Act to obtain a license from the CRTC before carrying on a broadcasting undertaking.  Moreover, the Exemption Order does not contain any conditions with respect to compliance with the Canadian ownership and control rules governing undertakings carrying on broadcasting in Canada.

Under the Digital Media Exemption Order, a DMBU must comply with two conditions to continue to fall under the scope of the Exemption Order.  The first condition requires the undertaking to submit such information regarding its activities in broadcasting in digital media, and such other information that is required by the Commission in order to monitor the development of broadcasting in digital media, at such time and in such form, as requested by the Commission from time to time.  This condition does not apply to our activities in Canada, although the CRTC indicated in Broadcasting Regulatory Policy CRTC 2010-582 that it may decide to extend these requirements in a manner that may affect companies like ours.

The second condition is an anti-discrimination rule prohibiting granting any person an “undue preference” or subjecting any person to an “undue disadvantage” in connection with the provision of access to a DMBU’s platforms and customer base.  The scope of the undue preference rule was considered by the CRTC in 2010 (Broadcasting Notice of Consultation CRTC 2010-783).

Subsequently, the CRTC set out its regulatory framework for vertical integration in Broadcasting Regulatory Policy CRTC 2011-601 and implemented that framework through amendments to various regulations (Broadcasting Regulatory Policy CRTC 2012-407) and through amendments to the Digital Media Exemption Order (see Broadcasting Order CRTC 2012-409).  Pursuant to the vertical integration framework, the CRTC has established a code of conduct for commercial arrangements and interactions between BDUs, programming undertakings and DMBUs.  Because the continued exemption of DMBUs from regulation is conditional on compliance with the above-noted undue preference prohibition, our customers may have to abandon or change business practices in Canada if the CRTC deems them to be “unduly preferential.”  If this content is obtainable from other providers on more attractive terms, our customers could lose these subscribers, which could negatively impact our results of operations.  The CRTC may address the scope of this anti-discrimination rule as part of the Let’s Talk TV proceeding (see below).

The CRTC has amended the Digital Media Exemption Order and other various regulations to implement the safeguards established under the vertical integration framework.  In Broadcasting Order CRTC 2012-409, the CRTC determined that the regulatory safeguards under the vertical integration framework (prohibitions on exclusivity of content, anti-competitive head starts and dispute resolution) would be applicable to the distribution of programming on mobile and retail Internet platforms.  The CRTC prohibits the offering of programming on an exclusive or otherwise preferential basis in a manner that is that is dependent upon subscription to a particular mobile or retail Internet access service.  The CRTC also amended the Digital Media Exemption Order to require a DMBU to make available programming not previously distributed in Canada, under the “no head start” rule.  The term “head start” refers to situations where a programming service is launched on a given entity’s distribution platform prior to the service having been made available for distribution to other entities on the same platform on commercially reasonable terms.  The no head start rule requires availability through alternate entities at the same time that a new pay or specialty programming service is launched. The CRTC has also adopted a rule that in the event of a dispute, programming must be supplied while the dispute is pending.  All of these changes may have an impact on our operations and may cause us to make changes in the manner in which we deliver programming to our customers.

Our customers rely on the Digital Media Exemption Order to operate as DMBUs free from Canadian licensing and Canadian ownership and control requirements.  The CRTC’s exemption determination may be subject to review by late 2015 or early 2016, or at such time as events dictate.  If the CRTC decides, upon review, to rescind or limit the scope of the Digital Media Exemption Order, our customers could become subject to licensing or other regulatory requirements under the Act and regulations made under the Act, which could harm our ability to conduct business in Canada.

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

Throne Speech and Government Direction

In its October 2013 Speech from the Throne, the Canadian Government stated that it believed Canadians should have more ability to choose unbundled television channels, while protecting Canadian jobs. On November 14, 2013 the Minister of Canadian Heritage released an Order-in-Council (“OIC”) requiring the CRTC to report to the Government by April 30, 2014 on how Canadian consumers could subscribe to pay and specialty television services on an unbundled basis, having regard to the broadcasting and regulatory objectives of the Broadcasting Act. The OIC also required the CRTC to consider the effect of any proposed measures on: consumers with respect to their affordable access to a variety of services, distribution undertakings, Canadian pay and specialty services and Canadian independent producers. In addition, the OIC made it clear that any proposed measures to maximize consumers’ ability to subscribe service-by-service ensure that the majority of programming services received by subscribers remain Canadian.
The CRTC responded to the OIC by commencing a proceeding now known as “Let’s Talk TV” (described below in more detail). Any determinations from the “Let’s Talk TV” proceeding could lead to changes in the regulatory requirements applicable to television programming and BDUs, including in areas such as the offering to consumers of basic cable service, as well as packaging and standalone programming service options.

CRTC Hearing on the Future of Television – Let’s Talk TV

The Let’s Talk TV proceeding, which took place in 2014, provided for a major review of the regulatory and policy framework for the Canadian television broadcasting system, during the course of calendar 2014. This proceeding became commonly known as the “Let’s Talk TV” proceeding. Among the issues for which the CRTC called for comments include the requirement to allow subscribers to select all discretionary services on a standalone (pick-and-pay) basis and build their own custom packages of discretionary programming services (while BDUs would be permitted to continue to offer pre-assembled packages); access provisions for non-vertically integrated programming services; redefining broadcasting revenues of licensees to include revenues from programming offered online or on other exempt platforms. The CRTC’s decision is expected in Spring 2015 and it is anticipated that the proposed regulatory framework would come into force on December 15, 2015. While the outcome of the hearing (including the scope and implementation period for each proposal) is uncertain, this review could lead to changes in the regulatory requirements applicable to television programming and broadcasting distribution undertakings and, indirectly, to companies like ours.

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

United Kingdom

The United Kingdom Office of Communications (“Ofcom”) implemented regulations in 2010 dealing with On-Demand Programme Services (“ODPS”).  It adopted a co-regulatory structure with The Authority for Television On Demand (“ATVOD”) having primary responsibility over content issues and the Advertising Standards Association regulating advertising on ODPS.  Ofcom amended its designation of ATVOD in September 2012 confirming its designation of ATVOD as an entity permitted to collect regulatory fees and charged with implementing and enforcing advertising, content (including “European Works”) and other regulations, and further amended its designation on December 1, 2014, to grant ATVOD authority to determine what constitutes an “on-demand programme service,” subject to appeal to Ofcom.  Ofcom has backstop powers to regulate both content and advertising on such services. ATVOD has issued guidance on what on-demand services fall within its regulatory scope.  Ofcom has clarified that its regulations are meant to provide equal regulatory treatment of linear and on-demand video services.  In reviews of ATVOD decisions Ofcom has determined that an on-demand service is an ODPS subject to ATVOD regulation when “its principal purpose is the provision of programmes the form and content of which are comparable to the form and content of programmes normally included in television programme services.”  Fee-based programs that are the length of comparable linear television programs and which also appear on linear television are more likely to fall within the regulatory regime.  Service providers caught by this regulatory regime for ODPS have to register their service with ATVOD, pay a license fee and conform to the regulations.  Edition 2.1 of the applicable Rules and Guidance, published February 26, 2014, should be consulted for more details.  ATVOD has set the license fees to be paid in 2014-2015.  Other European Union member states have implemented different regulatory structures to deal with video-on-demand (“VOD”) services under their jurisdiction.  While challenges to the regulatory scope of ATVOD have often been upheld by Ofcom, not all have been, and ATVOD continues to work to expand its jurisdiction over “TV-like” services, partly to ensure a level playing field over alternative “TV-like” services, but also to expand statutory protections to any service that is comparable in form and content to linear television services.  While we continue to believe that our services do not currently meet the definition of an ODPS or otherwise fall within the jurisdiction of Ofcom and ATVOD, a determination of comparability is a factual determination that relies on the programmes and services being provided.  We cannot be certain in the future whether ATVOD and Ofcom would determine that services like ours qualify for regulation.  Moreover, as we believe that we are not currently established in the UK or any other European Union member state for the purposes of the directive, we believe that neither our streamed nor our on-demand video services will be regulated within the European Union.  Websites operated from outside of the UK are not subject to the ATVOD rules.

European Union

An update to the European Union “Audiovisual Media Services Directive” was adopted on April 15, 2010.  This amendment expanded the original directive to cover all non-linear VOD services, such as IPTV service providers and content, including subscription-based IPTV content that is distributed over the public Internet in the United Kingdom and to other European Union member states, and subjected these to certain regulatory requirements.  A streamed IPTV service could be subject to regulation as a broadcast service in certain situations.  Under the directive, whether a broadcast or on-demand service, it will be regulated in the member state in which the service provider is established (for example, where it has its head office and editorial control is exercised), and may be subject to any stricter rules of the target country, particularly in instances of “unsuitable content.”  The directive also requires broadcasters to reserve a majority of time for “European works,” and places European work support requirements on on-demand providers.  “European works,” as defined in the European Convention on Transfrontier Television of the Council of Europe, are works that are produced both in a European country (by both member states of the European Union and state parties to such Convention) and “within the framework of bilateral production treaties” between member states and non-member countries when the majority share of the production, cost and control of the production is provided by persons (and entities) that are citizens of a member state, and where the non-member state has not imposed discriminatory conditions.  Editorial transparency rules have been extended to VOD providers, as have rules protecting children from certain content and advertising.  Only the basic tier of regulations otherwise apply to VOD providers, with the more extensive regulations applying only to broadcasters.  Again, as we believe that we are not currently established in the UK or any other European Union member state for the purposes of the directive, neither our streamed nor our on-demand video services should be regulated within the European Union.  On April 24, 2013, the European Commission issued a Green Paper seeking consultation on the current state of media delivery and regulation, and the convergence of delivery methods, with the Consultation closing on September 30, 2013.  The European Commission published its summary of comments on December 9, 2014.  No regulatory actions have been proposed at this time, but a dialogue with stakeholders remains open and the European Commission reserves the right to propose regulatory or self-regulatory actions in response to the consultation.  To the extent that new or expanded regulations are published in the future, such regulations could have an impact on our delivery of services in the EU, and the costs of delivery.

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

Our business may also be adversely affected by foreign import, export and currency regulations and global economic conditions.  Our current and future development opportunities partly relate to geographical areas outside of the United States and Canada.  There are a number of risks inherent in international business activities, including:

•	government policies concerning the import and export of goods and services;
•	government-imposed sanctions policies prohibiting commerce and transactions with certain persons, countries or regions;
•	potentially adverse tax consequences;
•	limits on repatriation of earnings;
•	the burdens of complying with a wide variety of foreign laws;
•	nationalization; and
•	potential social, labor, political and economic instability.

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

Employees

As of March 1, 2015, we had 767 total employees, 567 of whom were full-time employees.

Executive Officers

The following sets forth information regarding our executive officers.  The term of each officer is for one year or until a successor is elected.  Officers are normally elected annually.

Name and Age	Office	Term as Officer

Kanaan Jemili, 49	President and Chief Executive Officer	January 2015 - present
Nancy Li, 57	Executive Vice Chairman President and Chief Executive Officer	January 2015 - present 2008 - January 2015
G. Scott Paterson, 51	Vice Chairman	2008 - present
	Chairman	2002 - 2008
	Chief Executive Officer	2005 - 2007 and 2008
Arthur J. McCarthy, 58	Chief Financial Officer	2008 - present
Horngwei (Michael) Her, 51	Co-Chief Technology Officer	January 2015 - present
	Executive Vice President, Research and Development	2008 – January 2015
Eric Grab, 45	Co-Chief Technology Officer	January 2015 - present
Roy E. Reichbach, 52	General Counsel and Corporate Secretary	2008 – present
Ronald Nunn, 62	Executive Vice President, Business Operations	2008 - present
J. Christopher Wagner, 55	Executive Vice President, Marketplace Strategy	2008 - present

Kanaan Jemili has been our Chief Executive Officer since January 30, 2015.  Dr. Jemili became chief executive officer of DivX, LLC, a wholly owned subsidiary of DivX, in March 2014 upon its acquisition by Parallax Capital Partners, LLC and StepStone Group, LP from Rovi Corporation (“Rovi”).  From March 2011 until March 2014, he served as Rovi’s Senior Vice President of Products.  From January 2006 until its acquisition by Rovi in March 2011, Dr. Jemili was employed in executive capacities with DivX, LLC.  From October 2010 through February 2011, Dr. Jemili was Senior Vice President of Products and Technology at Sonic Solutions, which was the parent company of DivX at that time.  Dr. Jemili holds a Master of Science degree in Electrical Engineering from l’Ecole Nationale d’Ingénieurs de Tunis (ENIT) and a Ph.D. degree in in Electrical Engineering from the University of Dayton.

Nancy Li has been our Executive Vice Chairman since January 30, 2015.  She was our President and Chief Executive Officer from October 2008 through January 30, 2015.  She is the founder of NeuLion USA, Inc. (“NeuLion USA”), our wholly-owned subsidiary, and has been its Chief Executive Officer since its inception in 2003.  From 2001 to 2003, Ms. Li established and ran iCan SP, a provider of end-to-end service management software for information technology operations and a wholly-owned subsidiary of CA Inc., which was formerly known as Computer Associates International, Inc. (“Computer Associates”).  From 1990 to 2001, Ms. Li was Executive Vice President and Chief Technology Officer for Computer Associates, and prior to that held a variety of management positions covering virtually every facet of Computer Associates’ business from a development and engineering perspective.  Ms. Li holds a Bachelor of Science degree from New York University.  Ms. Li is married to Charles B. Wang, the chairman of our Board of Directors.

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

Arthur J. McCarthy has been our Chief Financial Officer since November 2008.  Mr. McCarthy is also an Alternate Governor of the New York Islanders Hockey Club, L.P. (“New York Islanders”) on the NHL Board of Governors.  From 1985 until November 2008, Mr. McCarthy was the Senior Vice President and Chief Financial Officer of the New York Islanders and was responsible for the financial affairs of the club and its affiliated companies.  From 1977 to 1985, Mr. McCarthy was a member of the Audit Practice of KPMG Peat Marwick, reaching the position of Senior Manager.  Mr. McCarthy was licensed in the State of New York as a Certified Public Accountant in 1980 and holds a Bachelor of Science degree from Long Island University – C.W. Post College.

Horngwei (Michael) Her has been our Co-Chief Technology Officer since January 30, 2015.  He was the Executive Vice President, Research and Development, of NeuLion from October 2008 through January 30, 2015 and has been the Executive Vice President of Research and Development of NeuLion USA since January 2004.  From 2000 to 2003, Mr. Her ran the development team for iCan SP.  Prior to that, Mr. Her served as Senior Vice President for Research & Development at Computer Associates.  He is also the co-inventor of several computer systems patents.  Mr. Her holds a college degree from Taipei Teaching College and a Master of Computer Science degree from the New York Institute of Technology.

Eric Grab has been our Co-Chief Technology Officer since January 30, 2015.  He was the Chief Technology Officer of DivX, LLC from March 2014 through January 30, 2015 and the Vice President - Technology of Rovi from February 2011 to March 2014.  Prior to that, Mr. Grab was Vice President - Advanced Technology of Walt Disney Studios, Disney Corporation.  Mr. Grab holds a Bachelor of Science degree in Computer Science and Physics from San Diego State University.

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

Item 1A. Risk Factors

An investment in our common stock is highly speculative and involves a high degree of risk.  The following are specific and general risks that could affect us.  If any of the circumstances described in these risk factors actually occurs, or if additional risks and uncertainties not presently known to us or that we do not currently believe to be material in fact occur, our business, financial condition or results of operations could be harmed or otherwise negatively affected.  In that event, the trading price of our common stock could decline, and you could lose part or all of your investment.  In addition to carefully considering the risks described below, together with the other information contained in this Annual Report on Form 10-K, you should also consider the risks described under the captions “Competition” and “Regulation” in Item 1 hereof, which risk factors are incorporated by reference into this Item 1A.  In addition, these factors represent risks and uncertainties that could cause actual results to differ materially from those implied by forward-looking statements contained in this Annual Report on Form 10-K.

We may need additional capital to fund continued growth, which may not be available on acceptable terms or at all, and could result in our business plan being limited and our business being harmed.

Our ability to increase revenue will depend in part on our ability to continue growing the business and acquiring new customers, which may require significant additional capital that may not be available to us.  We may need additional financing due to future developments, changes in our business plan or failure of our current business plan to succeed.  Our actual funding requirements could vary materially from our current estimates.  If additional financing is needed, we may not be able to raise sufficient funds on favorable terms or at all.  If we issue common stock, or securities convertible into common stock, in the future, such issuance will result in the then-existing stockholders sustaining dilution to their relative proportion of our outstanding equity.  If we fail to obtain any necessary financing on a timely basis, then our ability to execute our current business plan may be limited, and our business, liquidity and financial condition could be harmed.

We may not realize the anticipated benefits of the DivX acquisition.

On January 30, 2015, we completed our acquisition of DivX.  We expect that this acquisition will provide us with the opportunity to capitalize on the rapidly accelerating adoption of ultra HD/4K video and Over-The-Top Services in the fast-growing online video market and enable us to leverage DivX’s relationships within the consumer electronics industry to provide our customers with greater choices in the building and management of their digital video platforms.  A variety of factors may adversely affect our ability to achieve the anticipated benefits of this acquisition, including our ability to successfully integrate DivX’s operations and employees with ours, our ability to cross sell the combined company’s technology and services, and other circumstances beyond our control.

DivX may have undisclosed material liabilities.

In connection with the acquisition of DivX, we performed a due diligence investigation of that company’s assets and liabilities.  There may be liabilities that we failed or were unable to discover in our due diligence, and we may not be indemnified for some or all of these liabilities.  The discovery of any material liabilities could have a material adverse effect on our business, financial condition and results of operations.

The costs of network access may rise, which could negatively impact our profitability.

We rely on Internet providers for our principal connections and network access to stream audio and video content to our customers’ viewers.  As demand for streamed media continues to increase, we cannot assure you that Internet providers will continue to price their network access services on reasonable terms.  The distribution of streaming media requires distribution of large content files and providers of network access may change their business model and increase their prices significantly.  In order for our distribution services to be successful, there must be a reasonable price model in place to allow for the continuous distribution of large streaming media files.  To the extent that Internet providers implement usage-based pricing, institute bandwidth caps, or otherwise try to monetize access to their networks by data providers, we could incur greater operating expenses.  In addition, the FCC has begun to impose regulatory fees on MPVDs that mirror the charges levied on cable companies.  Additional regulatory costs could be added.  Please see “Regulation–United States” in Item 1 above for additional detail.

If Internet providers engage in discriminatory practices against certain types of traffic on their networks, our business could be negatively affected.

As discussed under “Regulation–United States” in Item 1 above, loss of protection provided by the so-called net neutrality rules, which help insure non-discriminatory pricing, access and speed, could negatively affect our services.  If discriminatory pricing or other restrictions were put into place, our costs could increase (because our customers decided to pay to be included in the favored category of providers), or the viewership of our customers’ content could decline (due to a decline in the speed with which our customers’ content was streamed to viewers or the imposition of other access restrictions).  Within such a regulatory environment, coupled with the significant political and economic power of Internet providers, our customers could experience discriminatory or anti-competitive practices that could impede their growth, which could negatively impact our profitability or otherwise negatively affect our business.

Our business depends on continued and unimpeded access to the Internet at non-discriminatory prices.  Internet access providers and Internet backbone providers may be able to block, limit, degrade or charge for access to certain of our products and services, which could lead to additional expenses and the loss of users.

Our products and services depend on the ability of our customers’ viewers to access the Internet, and certain of our customers’ products require significant bandwidth to work effectively.  Currently, this access is provided by companies that have significant and increasing market power in the broadband and Internet access marketplace, including incumbent telephone companies, cable companies and mobile communications companies.  Some of these providers have stated that they may take measures that could degrade, disrupt or increase the cost of user access by restricting or prohibiting the use of their infrastructure to support or facilitate offerings, or by charging increased fees to provide offerings, while others, including some of the largest providers of broadband Internet access services, have committed to not engaging in such behavior.  The inability or unwillingness of regulators to protect net neutrality, as discussed under “Regulation–United States” in Item 1 above, could permit broadband service providers to impose restrictions on bandwidth and service delivery that may adversely impact our download speeds or ability to deliver content over those facilities, or impose significant fees upon us, end users or other fees that could impact the cost of our services to end users, or our delivery costs.  Current and future actions by broadband Internet access providers may also result in limitations on access to our services, a loss of existing users, or increased costs to us, our users or our customers, thereby impairing our ability to attract new users, or limiting our opportunities and models for revenue and growth.

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

In the future, we may be required to make changes to our systems architecture or move to a completely new architecture.  To the extent that demand for our services and media offerings increases, we will need to expand our infrastructure, including the capacity of our hardware servers and the sophistication of our software.  If we are required to switch architectures, we may incur substantial costs and experience delays or interruptions in our service.  These delays or interruptions in our service may cause customers and their viewers to become dissatisfied and move to competing providers of IPTV services.  An unanticipated loss of traffic, increased costs, inefficiencies or failures to adapt to new technologies or user requirements and the associated adjustments to our systems architecture could harm our operating results and financial condition.

In addition, we may introduce new services and/or functionalities to increase our customers’ subscriber bases and long-term profitability. These services are dependent on successful integration of new technologies into our distribution infrastructure.

We depend on third parties to develop technologies used in key elements of our services.  More advanced technologies that we may wish to use may not be available to us on reasonable terms or in a timely manner.  Further, our competitors may have access to technologies not available to us, which may enable these competitors to offer products of greater interest to consumers or at more competitive costs.

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

The success of our business depends significantly on our relationships with our customers.  We enter into agreements to distribute content.  Our realization of our business goals depends in part on the cooperation, good faith, programming and overall success of our customers.  Because of our dependency on our customers, should a customer’s business suffer as a result of increased competition, increased costs of programming, technological problems, regulatory changes, adverse effects of litigation or other factors, our business may suffer as well.  Financial difficulties experienced by our customers, such as bankruptcy, insolvency, liquidation or winding up of daily operations, could also have negative consequences on our business.  A failure by one of our customers to perform its obligations under its agreement could have detrimental financial consequences for our business.  The agreements are for various terms and have varying provisions regarding renewal or extension.  If we are unable to renew or extend these agreements at the conclusion of their respective terms, our business and results of operations could be harmed.

Our customers may be required to abandon or change business practices in Canada if the regulator deems them to be unduly preferential.

Because the CRTC conditions its exemption from regulation of DMBUs on compliance with the anti-discrimination rule prohibiting the exercise of an “undue preference,” our customers may have to abandon or change business practices in Canada if the CRTC deems them to be “unduly preferential.”  If this content is obtainable from other providers on more attractive terms, our customers could lose these subscribers, which could negatively impact our results of operations.  The CRTC oversees the scope of the undue preference rule on an ongoing basis primarily through the complaints and dispute resolution process (and to the extent that it announces a policy proceeding to examine the framework from time to time).

Regulation of DMBUs or other amendments to the Digital Media Exemption Order may have an impact on our business.

As noted above, the CRTC’s Let’s Talk TV proceeding sought public input concerning the future direction of Canada’s television regulatory framework, including the ability of subscribers to select all discretionary services on a standalone (pick-and-pay) basis and build their own custom packages of discretionary programming services; access provisions for non-vertically integrated programming services; redefining broadcasting revenues of licensees to include revenues from programming offered online or on other exempt platforms. Therefore, there is a small chance that the tensions between traditional business models that have been pervasive in the television industry and new media development will be resolved in a manner that is less favorable to our business.  This might particularly be the case if the CRTC decides to introduce regulation of DMBUs to require them to produce, acquire or exhibit domestic Canadian content programming.

As mentioned, our customers rely on the CRTC’s Digital Media Exemption Order and the exemption it provides for Internet-based broadcasting from Canadian licensing and Canadian ownership and control requirements.  The exemption allows them to attract and serve Canadian subscribers without being subject to such requirements.  The CRTC’s exemption determination could be reviewed by late 2015 or early 2016, or at such time as events dictate.  If the CRTC decides, upon review, to rescind or limit the scope of the Digital Media Exemption Order, our customers could become subject to licensing or other regulatory requirements under the Act and regulations made under the Act, which could harm or impede our ability to conduct business in Canada.

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

In the ordinary course of business, we collect and utilize data supplied by our customers’ subscribers.  Increased regulation of data utilization practices, including self-regulation or findings under existing laws, that limit our ability to use collected data, could have an adverse effect on our business.  In addition, if we were to disclose data about our customers’ subscribers in a manner that was objectionable to the subscribers, our reputation could be damaged, the number of subscribers could decline, and both our customers and we could face potential legal claims that could ultimately impact our operating results.  As our business evolves and grows, we may become subject to additional and/or more stringent legal obligations concerning the treatment of subscriber information.  Finally, classification of IPTV as an MVPD, or application of common carrier rules, as discussed under "Regulation - United States" in Item 1 above, could each cause the imposition of new rules on our maintenance and use of customer data.  Failure to comply with these obligations could subject us to liability, and to the extent that we need to alter our business model or practices to adapt to these obligations, we could incur additional expenses or lost revenues.

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

Item 1B. Unresolved Staff Comments

As of January 1, 2015, we no longer qualified as a smaller reporting company.  However, because we are permitted to satisfy our obligations under this Annual Report on Form 10-K by complying with the requirements applicable to a smaller reporting company, we are not required to include information called for by this item.

Item 2. Properties

Our principal executive offices are located in Plainview, New York.  We lease the following properties:

Description	Location	Expiration of Lease	Use of Property
Lease	Plainview, New York	Month-to-month	Business office
Lease	Sanford, Florida	Month-to-month	Business office
Lease	New York, New York	October 2016	Business office
Lease	Toronto, Ontario, Canada	June 2017	Business office
Lease	Toronto, Ontario, Canada	February 2018	Business office
Lease	Burnaby, British Columbia, Canada	March 2019	Business office
Lease	London, England	Month-to-month	Business office
Lease	Beijing, China	July 2016	Business office
Lease	Shanghai, China	June 2015	Business office
Lease	Toronto, Ontario, Canada	January 2016	Colocation/equipment
Lease	Slough, England	January 2016	Colocation/equipment
Lease	Palo Alto, California	January 2016	Colocation/equipment
Lease	Savage, Maryland	August 2015	Colocation/equipment
Lease	Bellevue, Nebraska	June 2015	Colocation/equipment
Lease	North Bergen, New Jersey	January 2016	Colocation/equipment
Lease	Hauppauge, New York	August 2015	Colocation/equipment
Lease	New York, New York	January 2016	Colocation/equipment
Lease	Dallas, Texas	January 2016	Colocation/equipment
Lease	San Diego, California	September 2019	Business office
Lease	Tomsk, Russia	February 2016	Business office
Lease	Aachen, Germany	March 2019	Business office
Lease	Seoul, Korea	June 2016	Business office
Lease	Tokyo, Japan	June 2015	Business office
Lease	Osaka, Japan	July 2015 (renewable every 6 months)	Business office
Lease	Shenzhen, China	June 2015	Business office
Lease	Taipei, Taiwan	October 2017	Business office

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

Fiscal Year	High	Low

2014
First Quarter	$1.11	$0.52
Second Quarter	$1.34	$0.84
Third Quarter	$1.23	$0.92
Fourth Quarter	$1.32	$0.85

Fiscal Year	High	Low

2013
First Quarter	$ 0.51	$ 0.25
Second Quarter	$ 0.55	$ 0.275
Third Quarter	$ 0.57	$ 0.42
Fourth Quarter	$ 0.66	$ 0.46

Stockholders

As of March 2, 2015, there were 212 holders of record of our common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2014 with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders

2012 Omnibus Securities and Incentive Plan (1)	17,264,495	$0.56	11,735,505

Fourth Amended and Restated Stock Option Plan (2)	7,892,175	$0.38	N/A

Amended and Restated Directors’ Compensation Plan (3)	0	N/A	2,543,667

Employee Share Purchase Plan (4)	N/A	N/A	N/A

Equity compensation plans not approved by security holders
None	N/A	N/A	N/A
Total	25,156,670	$0.50	14,279,172

(1)	The maximum number of shares of common stock issuable upon exercise of securities granted pursuant to the 2012 Omnibus Securities and Incentive Plan (the “2012 Plan”) shall be 30,000,000.
(2)
The maximum number of shares of common stock issuable upon exercise of options granted pursuant to the Fourth Amended and Restated Stock Option Plan (the “Stock Option Plan”) is equal to the greater of (i) 4,000,000 shares of common stock and (ii) 12.5% of the number of issued and outstanding shares of common stock from time to time.  As a result, any increase in the issued and outstanding shares will result in an increase in the number of shares of common stock available for issuance under the Stock Option Plan, and any exercises of options will make new grants available under the Stock Option Plan.  No new option awards will be made under the Stock Option Plan, however, outstanding awards under the Stock Option Plan will remain in effect pursuant to their terms.  All future awards of options will be made under the 2012 Plan.

(3)	Shares of common stock are issued directly under the Amended and Restated Directors’ Compensation Plan (“Directors’ Compensation Plan”) without exercise of any option, warrant or right.
(4)	We have not issued shares under the Employee Share Purchase Plan since its approval by our stockholders.

On May 9, 2012 (the “Issuance Date”), we executed a warrant certificate in favor of Raine Advisors LLC, a consultant, for the issuance of up to 3,789,482 warrants to purchase up to such number of shares of common stock of the Company at an exercise price of $0.2201 per share (a weighted-average exercise price of $0.2201 per share).  On the Issuance Date, 1,894,741 warrants automatically vested.  The remaining 1,894,741 warrants shall vest on such date that occurs prior to the expiration date, which shall be 10 years from the Issuance Date, upon Raine’s satisfaction of certain conditions set forth in the warrant certificate.  All of such warrants were outstanding as of December 31, 2014.

Recent Sales of Unregistered Securities

Information regarding other securities sold by us but not registered under the Securities Act of 1933, as amended (the “Securities Act”), during the fiscal year ended December 31, 2014 has been previously included in our Quarterly Reports on Form 10-Q for the periods ended March 31, 2014, June 30, 2014 and September 30, 2014.  Information regarding securities sold by us but not registered under the Securities Act subsequent to the quarter ended September 30, 2014 through December 31, 2014 that were not reported on a Current Report on Form 8-K filed with the SEC during that period is as follows:

1.           On December 23, 2014, we issued shares of common stock without registration under the Securities Act to non-management directors, in payment pursuant to our Directors’ Compensation Plan of their semi-annual directors’ fees for the six-month period ended December 31, 2014, in the following aggregate amounts:

John R. Anderson	11,089
Gabriel A. Battista	8,493
Robert E. Bostrom	8,047
Shirley Strum Kenny	18,874
David Kronfeld	16,987
Charles B. Wang	20,762
Total	84,252

The aggregate value of the 84,252 shares of common stock issued to Dr. Kenny and Messrs. Anderson, Battista, Bostrom, Kronfeld and Wang was $89,277 on the date of issuance.  We issued these shares of common stock pursuant to the exemption from registration set forth in Section 4(2) of the Securities Act and Regulation D promulgated thereunder.  This issuance qualified for exemption from registration under the Securities Act because (i) each of the directors was an accredited investor at the time of the issuance, (ii) we did not engage in any general solicitation or advertising in connection with the issuance, and (iii) each of the directors received restricted securities.

2.           Certain subscribers to the Company’s September 25, 2012 private placement residing outside the United States exercised an aggregate of 2,750 Warrants and received 1,965 shares of common stock.  Per the terms of the Warrant certificates, the Warrant exercise took place on a cashless basis, which resulted in the holder receiving the number of shares of common stock determined by dividing the “intrinsic value” of the Warrants being exercised by the “fair market value.”  The “intrinsic value” per share was determined by subtracting the exercise price of $0.30 per share from the fair market value (conversion from Canadian dollars to US dollars took place).  The “fair market value” means the average of the closing prices of the common stock of the Company from the five days immediately prior to the date on which the Company received an exercise notice from a holder.  As a result of the cashless exercise, the holder did not make any payment to the Company in connection with exercising the Warrants.  The Company offered and sold the common stock in reliance on the exemption from registration afforded by Regulation S under the Securities Act.

3.           Four employees residing in the United States exercised an aggregate of 123,750 stock options for total cash proceeds of $46,725 and received 123,750 shares of the Company’s common stock.  Three employees residing outside of the United States exercised an aggregate of 10,500 stock options for total cash proceeds of $5,195 and received 10,500 shares of the Company’s common stock.  The Company offered and sold the common stock and stock options in reliance on the exemption from registration afforded by Section 4(2) under the Securities Act.

4.           Two employees residing outside the United States exercised an aggregate of 4,250 stock options on a “net basis” and received 2,406 shares of the Company’s common stock.  The Company offered and sold the common stock and stock options in reliance on the exemption from registration afforded by Section 4(2) under the Securities Act.  Exercising on a “net basis” means the holder receives shares of common stock equal to the in-the-money value of his or her options.  The “in-the-money value” is calculated as the five-day volume-weighted average stock price prior to the date of exercise (i.e., the “fair market value”) minus the exercise price, with the resultant difference being multiplied by the number of options exercised and the resultant product being divided by the fair market value.

Repurchases of Equity Securities During the Fourth Quarter of the Fiscal Year Ended December 31, 2014

None.

Item 6. Selected Financial Data

As of January 1, 2015, we no longer qualified as a smaller reporting company.  However, because we are permitted to satisfy our obligations under this Annual Report on Form 10-K by complying with the requirements applicable to a smaller reporting company, we are not required to include information called for by this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis (“MD&A”) of the financial condition and results of operations of the Company should be read in conjunction with our audited consolidated financial statements and accompanying notes for the years ended December 31, 2014 and 2013, which have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). All dollar amounts are in U.S. dollars (“US$” or “$”) unless stated otherwise. As at March 2, 2015 the Bank of Canada noon rate for conversion of United States dollars to Canadian dollars (“CDN$”) was US$1 to CDN$1.2535.

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

Statements about our future plans and intentions, results, levels of activity, performance, goals, achievements or other future events constitute forward-looking statements. Wherever possible, words such as “may,” “will,” “should,” “could,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” or “potential” or the negative or other variations of these words, or similar words or phrases, have been used to identify these forward-looking statements. These statements reflect management’s current beliefs and are based on information available to management as of the date of this Annual Report on Form 10-K.

Forward-looking statements involve significant risk, uncertainties and assumptions. Although the forward-looking statements contained in this MD&A are based upon what management believes to be reasonable assumptions, we cannot assure readers that actual results will be consistent with these forward-looking statements. These forward-looking statements are made as of the date of this Annual Report on Form 10-K and we assume no obligation to update or revise them to reflect new events or circumstances, except as required by law. Many factors could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements that may be expressed or implied by such forward-looking statements, including: our ability to derive anticipated benefits from the acquisition of DivX Corporation (“DivX”); our ability to successfully integrate the operations of DivX; our ability to realize some or all of the anticipated benefits of our partnerships; our ability to increase revenue; general economic and market segment conditions; our customers’ subscriber levels and financial health; our ability to pursue and consummate acquisitions in a timely manner; our continued relationships with our customers; our ability to negotiate favorable terms for contract renewals; competitor activity; product capability and acceptance rates; technology changes; regulatory changes; foreign exchange risk; interest rate risk; and credit risk. These factors should be considered carefully and readers should not place undue reliance on the forward-looking statements. A more detailed assessment of the risks that could cause actual results to materially differ from current expectations is contained in Item 1A, “Risk Factors.”

Overview

NeuLion is a technology product and service provider that specializes in the digital video broadcasting, distribution and monetization of live and on-demand content to Internet-enabled devices. Through our cloud-based end-to-end solution, we build and manage interactive digital networks that enable our customers to provide a destination for their viewers to view and interact with their content.  On January 30, 2015, we consummated the acquisition of DivX, which creates, distributes, and licenses digital video technologies for PCs, smart TVs, and mobile devices.  MainConcept, its subsidiary, provides a high-quality video compression-decompression, or codec, software library to consumer electronics manufacturers and others.

Our core business and business model have evolved from being a provider of professional information technology services and international programming to a provider of customized, end-to-end, interactive content services for a wide range of professional and collegiate sports properties, cable networks and operators, content owners and distributors, and telecommunication companies.  With a fundamental shift in the way media is now being consumed, technological advancements are affecting how, when and where consumers connect to content.  Our technology enables our customers to seamlessly manage and deliver interactive and high-quality content, up to ultra HD/4K screen resolution, to multiple types of Internet-enabled devices such as PCs, smartphones and tablets.  Our cloud-based technology platform offers a variety of digital technology and services for content rights holders, including content ingestion, live encoding, live video editing, digital rights management, advertising insertion and management, pay flow and premium content payment support, video player software development kits, multi-platform device delivery, content management, subscriber management, digital rights management, billing services, app development, website design, analytics and reporting.  To our new consumer electronics manufacturing customers gained in the DivX acquisition, NeuLion offers technology and products that enable premium screen resolution, also up to ultra HD/4K, for a wide range of Internet-enabled devices that include smart TVs, smartphones and tablets.

Recent Developments

At our Annual Meeting of Stockholders on June 5, 2014, our stockholders approved an amendment to our Certificate of Incorporation, as amended, permitting the Board, in its sole discretion, to implement a reverse stock split at a ratio of 1-for-8.8.  Our Board of Directors proposed the reverse stock split in order to increase the per share trading price of our Common Stock such that we may achieve a price per share for our Common Stock that may increase the marketability, trading volume and liquidity of our Common Stock and would satisfy the listing requirements of the NASDAQ.  The Board has not implemented the reverse stock split amendment or the reverse stock split.

On January 30, 2015, we completed the acquisition of 100% of the outstanding securities of DivX for total consideration of approximately $64.5 million.  The unaudited cash balance of DivX on closing was approximately $9.4 million.  We incurred approximately $0.8 million of acquisition-related expenses during the year ended December 31, 2014 that are included in selling, general and administrative expenses, including stock-based compensation in the Consolidated Statements of Operations and Comprehensive Income (Loss).  On closing, we issued 35,890,216 shares of common stock of the Company valued at $37.5 million and a $27 million two-year convertible promissory note (the “Note”).  The Note includes a $2 million working capital adjustment.  The Note is convertible into shares of the Company’s common stock at a conversion price of approximately $1.045 per share, subject to adjustment for stock splits and similar events, on the terms set forth in the Merger Agreement (“Merger Agreement”).  The Note bears interest at the rate of 6% per annum and matures on January 2, 2017 (the “Maturity Date”), subject to earlier conversion of the Note into shares of common stock either (i) automatically upon the receipt of all applicable stockholder and regulatory approvals or (ii) at the option of the Company or the holder if such approvals are not required and, if applicable, the waiting period provided for in applicable antitrust rules has been satisfied.  In the event the Note has not been converted prior to the Maturity Date, then in addition to principal and accrued interest on the Note (the “Repayment Amount”), the Company is obligated to pay the holder an amount in cash equal to the amount, if any, by which the fair market value (as defined in the Merger Agreement) of the Conversion Shares the holder would have received on the date immediately preceding the Maturity Date exceeds the Repayment Amount.

DivX is a leading provider of next-generation digital video solutions.  DivX licenses its technology to global brands spanning consumer electronics manufacturers, entertainment content rights holders and cable network operators.  We believe that by bringing together NeuLion’s managed services and DivX's technology products, we will be able to give customers the choice of either building and managing digital video platforms internally or licensing a fully integrated managed services solution.

Key Performance Indicators

	3 mos.	3 mos.		12 mos.	12 mos.
	Q4 2014	Q4 2013%		YE 2014	YE 2013%
	(unaudited)
	(millions)	(millions)	change	(millions)	(millions)	change
Financial Indicators:

Total Revenue	$16.5	$14.1	17%	$55.5	$47.1	18%

Revenue by Category of Customer:
Pro Sports	$7.9	$6.7	18%	$24.6	$21.0	17%
College Sports	$3.6	$3.9	-8%	$13.8	$12.6	10%
TV Everywhere	$5.0	$3.5	43%	$17.1	$13.5	27%

Revenue by Type: (1)
Recurring	$15.5	$13.3	17%	$51.4	$43.8	17%
Non-recurring	$1.0	$0.8	25%	$4.1	$3.3	24%

Cost of Revenue as a % of Revenue (2)	25%	28%	3 pp	25%	28%	3 pp

Non-GAAP Adjusted EBITDA (3)	$3.5	$2.2	59%	$8.4	$3.5	140%

Consolidated Net Income (Loss)	$1.6	$1.1	45%	$3.6	($2.3)	-

Non-Financial Indicator:

Video streamed (4)				227.3	154.5	47%
				petabytes	petabytes

(1)
Recurring revenues include variable fees earned from subscriptions, usage, advertising, eCommerce and support fees in addition to fixed fees charged to our customers on a monthly, quarterly or annual basis for ongoing hosting, support and maintenance. Non-recurring revenues include setup fees for design, setup and implementation services and equipment revenue.

(2)	A percentage point (“pp”) is the unit for the arithmetic difference between two percentages.
(3)
We report non-GAAP Adjusted EBITDA because it is a key measure used by management to evaluate our results and make strategic decisions about the Company, including potential acquisitions. Non-GAAP Adjusted EBITDA represents net income (loss) before interest, income taxes, depreciation and amortization, stock-based compensation, acquisition-related expenses, discount on convertible notes, investment income and foreign exchange gain/loss. This measure does not have any standardized meaning prescribed by U.S. GAAP and therefore is unlikely to be comparable to the calculation of similar measures used by other companies, and should not be viewed as an alternative to measures of financial performance or changes in cash flows calculated in accordance with U.S. GAAP.  A reconciliation is provided below.

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

Overall Performance – Three months ended December 31, 2014 vs three months ended December 31, 2013

Total revenue for the three months ended December 31, 2014 was $16.5 million, an increase of $2.4 million, or 17%, from $14.1 million for the three months ended December 31, 2013. The $2.4 million increase in total revenue was primarily attributable to increases in our TV Everywhere and Pro Sports category of customers.

Cost of revenue as a percentage of revenue was 25% for the three months ended December 31, 2014, compared with 28% for the three months ended December 31, 2013. The 3 percentage point improvement was primarily due to improved operating costs on streaming.

Our non-GAAP Adjusted EBITDA (as defined above and reconciled below) was $3.5 million for the three months ended December 31, 2014, compared with $2.2 million for the year ended December 31, 2013. The improvement in non-GAAP Adjusted EBITDA of $1.3 million was due to an increase in revenue of $2.4 million offset by increases in selling, general and administrative expenses, excluding stock-based compensation, and research and development expenses of $1.1 million.

Our consolidated net income for the three months ended December 31, 2014 was $1.6 million, or income of $0.01 per basic and diluted share of common stock, compared with net income of $1.1 million, or income of $0.00 per basic and diluted share of common stock, for the three months ended December 31, 2013.  The improvement of $0.5 million was primarily attributable to the items discussed above relating to non-GAAP Adjusted EBITDA.

The reconciliation from net income to non-GAAP Adjusted EBITDA is as follows:

Consolidated Statement of Operations Reconciliation:

	Three months ended December 31,
	2014	2013

Consolidated net income on a GAAP basis	$1,621,387	$1,071,979

Depreciation and amortization	546,038	767,782
Stock-based compensation	348,922	344,291
Acquisition-related expenses	805,732	0
Income taxes	106,318	11,556
Investment income and foreign exchange loss	71,711	33,844

Non-GAAP Adjusted EBITDA	$3,500,108	$2,229,452

Overall Performance – Year ended December 31, 2014 vs year ended December 31, 2013

Total revenue for fiscal 2014 was $55.5 million, an increase of $8.4 million, or 18%, from $47.1 million in fiscal 2013. The $8.4 million increase in revenue was primarily attributable to increases in our TV Everywhere and Pro Sports category of customers.

Cost of revenue as a percentage of revenue was 25% for the year ended December 31, 2014, compared with 28% for the year ended December 31, 2013. The 3 percentage point improvement was primarily due to improved operating costs on streaming.

Our non-GAAP Adjusted EBITDA (as defined above and reconciled below) was $8.4 million for the year ended December 31, 2014, compared with $3.5 million for the year ended December 31, 2013. The improvement in non-GAAP Adjusted EBITDA of $4.9 million was due to an increase in revenue of $8.4 million offset by an increase in cost of revenue of $0.6 million and an increase of $2.9 million in selling, general and administrative expenses, excluding stock-based compensation, and research and development expenses.

Our consolidated net income for the year ended December 31, 2014 was $3.6 million, or income of $0.01 per basic and diluted share of common stock, compared with a net loss of $2.3 million, or a loss of $0.01 per basic and diluted share of common stock, for the year ended December 31, 2013. The improvement in consolidated net income of $5.8 million was primarily attributable to the items discussed above relating to non-GAAP Adjusted EBITDA.

The reconciliation from net income (loss) to non-GAAP Adjusted EBITDA is as follows:

Consolidated Statement of Operations Reconciliation:

	Year ended December 31,
	2014	2013

Consolidated net income (loss) on a GAAP basis	$3,567,230	$(2,278,345)

Depreciation and amortization	2,621,366	3,755,054
Stock-based compensation	1,437,982	1,416,892
Acquisition-related expenses	805,732	0
Discount on convertible note	0	233,769
Income taxes	270,548	276,846
Investment income (expense) and foreign exchange loss	(290,322)	128,144

Non-GAAP Adjusted EBITDA	$8,412,536	$3,532,360

OPERATIONS

Revenue

We earn revenue from three broad categories of customers:

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

• TV Everywhere
This category contains all of our cable networks and operators, entertainment companies, content aggregators and Multichannel Video Program Distributors (“MPVDs”).  These customers include ESPN, Univision, China Network Television (a new media agency of China Central Television), Sport TV, Rogers Media, Outdoor Channel, TVG Network, CBC, Independent Film Channel, Cablevision, MSG Varsity, Shaw Communications, the Big Ten Network, Participant Media and the Gospel Music Channel.

Within each of these three categories of customers, revenue is categorized as follows:

• Setup fees - non-recurring and charged to customers for design, setup and implementation services.

• Monthly/annual fees - recurring and charged to customers for ongoing hosting, support and maintenance.

• Variable fees - recurring and earned through subscriptions, usage, advertising, support and eCommerce:

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

• Equipment revenue - non-recurring, consists of the sale of STBs to content partners and/or end users and is recognized when title to an STB passes to our customer. Shipping revenue, STB rentals and computer hardware sales are also included in equipment revenue.

Cost and Expenses

Cost of revenue

Cost of revenue primarily consists of:

• revenue share payments; and

• broadcast operating costs (teleport fees, bandwidth usage fees, colocation fees).

Selling, general and administrative expenses, including stock-based compensation

Selling, general and administrative (“SG&A”) expenses, including stock-based compensation, include:

• Wages and benefits – represents compensation for our full-time and part-time employees, excluding R&D employees shown below, as well as fees for consultants we use from time to time.  The majority of our employees are located in the US and China;

• Stock-based compensation – primarily represents the estimated fair value of our stock options, prepared using the Black-Scholes-Merton model, which requires a number of subjective assumptions, including assumptions about the expected life of the stock option, risk-free interest rates, dividend rates, forfeiture rates and the future volatility of the price of our shares of common stock. The estimated fair value of the stock option is expensed over their expected life;

• Acquisition-related expenses – represents direct costs related to acquisitions;

• Professional fees – represents legal, accounting, and public and investor relations expenses; and

• Other SG&A expenses – represents travel expenses, rent, office supplies, corporate IT services, marketing, credit card processing fees and other general operating expenses.

Research and development

Research and development costs (“R&D”) primarily consist of wages and benefits for R&D department personnel.  R&D personnel are primarily located in the US and China.

Key Trends and Factors That May Impact our Performance

We believe that there are many factors that will continue to affect our ability to sustain and increase both revenue and profitability and impact the nature and amount of our expenditures, including:

• Market acceptance of our services.  We compete in markets where the value of certain aspects of our services are still in the process of market acceptance.  We believe that our future growth depends in part on the continued and increasing acceptance and realization of the value of our service offerings.

• Technological change.  Our success depends in part on our ability to keep pace with technological changes and evolving industry standards in our service offerings and to successfully develop, launch, and drive demand for new and enhanced, innovative, high-quality solutions that meet or exceed customer needs.

• Technology spending.  Our growth and results depend in part on general economic conditions and the pace and level of technology spending by potential customers to take their content digital.

In January 2015, we completed the acquisition of DivX.  The integration of the two companies will impact our future revenues, expenses and operating results.

See also "Risk Factors" under Item 1A of this report for a more complete description of these and other risks that may impact future revenue and profitability.

RESULTS OF OPERATIONS

Comparison of Three Months Ended December 31, 2014 to Three Months Ended December 31, 2013 (unaudited)

Our consolidated financial statements for the three months ended December 31, 2014 and 2013 have been prepared in accordance with U.S. GAAP. A comparison of our results of operations for those periods is as follows:

	3 months ended December 31,
	2014	2013	Change

Revenue	$16,464,003	$14,144,133	16%

Costs and expenses
Cost of revenue, exclusive of depreciation and
amortization shown separately below	4,036,450	3,995,834	1%
Selling, general and administrative, including
stock-based compensation	7,965,584	6,300,462	26%
Research and development	2,116,515	1,962,676	8%
Depreciation and amortization	546,038	767,782	-29%
	14,664,587	13,026,754	13%
Operating income	1,799,416	1,117,379	61%

Other income (expense)
Loss on foreign exchange	(73,729)	(35,708)	-
Investment income	2,018	1,864	8%
	(71,711)	(33,844)	-
Net and comprehensive incomebefore income taxes	1,727,705	1,083,535	59%
Income taxes	(106,318)	(11,556)	-
Net and comprehensive income	$1,621,387	$1,071,979	51%

Revenue

Revenue increased to $16.5 million for the three months ended December 31, 2014 from $14.1 million for the three months ended December 31, 2013.  Total revenue includes revenue from Pro Sports, College Sports, and TV Everywhere customers and is comprised of set-up fees, annual/monthly fixed fees, variable fees and equipment revenue. Period-over-period variances in each sector are detailed below:

Pro Sports

Revenue from Pro Sports customers increased to $7.9 million for the three months ended December 31, 2014 from $6.7 million for the three months ended December 31, 2013. The $1.2 million improvement was primarily the result of an increase in variable subscription fees.

College Sports

Revenue from College Sports customers decreased to $3.6 million for the three months ended December 31, 2014 from $3.9 million for the three months ended December 31, 2013. The $0.3 million decrease was primarily a result of a decrease in variable subscription fees as the Company lost their ability to sell subscriptions for certain colleges, as colleges move to consolidate into conferences and sports networks.

TV Everywhere

Revenue from TV Everywhere customers increased to $5.0 million for the three months ended December 31, 2014 from $3.5 million for the three months ended December 31, 2013.  The $1.5 million increase was primarily the result of an increase in monthly/annual fixed fees and variable usage fees.

Costs of Revenue

Cost of revenue was $4.0 million for the three months ended December 31, 2014 and 2013. Cost of revenue as a percentage of revenue improved from 28% for the year ended December 31, 2013 to 25% for the three months ended December 31, 2014. The 3 percentage point improvement (as a percentage of revenue) primarily resulted from improved operating costs on streaming.

Selling, general and administrative expenses, including stock-based compensation

Selling, general and administrative expenses, including stock-based compensation, increased by $1.7 million, or 26%, from $6.3 million for the three months ended December 31, 2013 to $8.0 million for the three months ended December 31, 2014. The individual variances are as follows:

• Wages and benefits increased from $4.4 million for the three months ended December 31, 2013 to $4.6 million for the three months ended December 31, 2014. The $0.2 million increase was primarily a result of the hire of new employees and consultants.

• Acquisition-related expenses were $0.8 million for the three months ended December 31, 2014.  There were no comparable expenses for the three months ended December 31, 2013.  These expenses primarily related to legal and consulting expenses incurred during our acquisition of DivX.

• Professional fees increased from $0.4 million for the three months ended December 31, 2013 to $0.6 million for the three months ended December 31, 2014.  The $0.2 million increase was the result of fees relating to Sarbanes–Oxley (“SOX”) 404 compliance.

• Other SG&A expenses increased from $1.5 million for the three months ended December 31, 2013 to $2.0 million for the three months ended December 31, 2014.  Other SG&A expenses include travel expenses, rent, office supplies, corporate IT services, marketing, credit card processing fees and other general operating expenses.

Research and development

Research and development costs increased from $2.0 million for the three months ended December 31, 2013 to $2.1 million for the three months ended December 31, 2014.

Depreciation and amortization

Depreciation and amortization decreased from $0.8 million for the three months ended December 31, 2013 to $0.5 million for the three months ended December 31, 2014.  The $0.3 million decrease was the result of certain intangible assets becoming fully depreciated during the quarter ended December 31, 2014.

RESULTS OF OPERATIONS

Comparison of Year Ended December 31, 2014 to Year Ended December 31, 2013

Our consolidated financial statements for our fiscal years ended December 31, 2014 and 2013 have been prepared in accordance with U.S. GAAP. A comparison of our results of operations for those years is as follows:

	Year ended December 31,
	2014	2013	Change

Revenue	$55,519,739	$47,107,178	18%

Costs and expenses
Cost of revenue, exclusive of depreciation and
amortization shown separately below	13,896,629	13,279,063	5%
Selling, general and administrative, including
stock-based compensation	27,073,344	24,289,845	11%
Research and development	8,380,944	7,422,802	13%
Depreciation and amortization	2,621,366	3,755,054	-30%
	51,972,283	48,746,764	7%
Operating income (loss)	3,547,456	(1,639,586)	-

Other income (expense)
Loss on foreign exchange	(138,295)	(125,657)	-
Investment income (expense), net	428,617	(2,487)	-
Amortization of discount on convertible note	0	(233,769)	-
	290,322	(361,913)	-
Net and comprehensive income (loss) before income taxes	3,837,778	(2,001,499)	-
Income taxes	(270,548)	(276,846)	-
Net and comprehensive income (loss)	$3,567,230	$(2,278,345)	-

Revenue

Revenue increased to $55.5 million for the year ended December 31, 2014 from $47.1 million for the year ended December 31, 2013.  Total revenue includes revenue from Pro Sports, College Sports, TV Everywhere and Other Customers and is comprised of set-up fees, annual/monthly fees and variable fees. Year-over-year variances in each sector are detailed below:

Pro Sports

Revenue from Pro Sports customers increased to $24.6 million for the year ended December 31, 2014 from $21.0 million for the year ended December 31, 2013. The $3.6 million improvement was primarily the result of an increase in monthly/annual fees and variable subscription fees.

College Sports

Revenue from College Sports customers increased to $13.8 million for the year ended December 31, 2014 from $12.6 million for the year ended December 31, 2013. The $1.2 million increase was primarily a result of an increase in variable advertising fees.

TV Everywhere

Revenue from TV Everywhere customers increased to $17.1 million for the year ended December 31, 2014 from $13.5 million for the year ended December 31, 2013. The $3.6 million increase was primarily a result of an increase in variable usage fees.

Costs and Expenses

Cost of Revenue

Cost of revenue increased from $13.3 million for the year ended December 31, 2013 to $13.9 million for the year ended December 31, 2014. Cost of revenue as a percentage of revenue improved from 28% for the year ended December 31, 2013 to 25% for the year ended December 31, 2014. The 3 percentage point improvement (as a percentage of revenue) primarily resulted from improved operating costs on streaming.

Selling, general and administrative expenses, including stock-based compensation

Selling, general and administrative expenses, including stock-based compensation, increased by $2.8 million, or 12%, from $24.3 million for the year ended December 31, 2013 to $27.1 million for the year ended December 31, 2014. The individual variances are as follows:

• Wages and benefits increased from $17.2 million for the year ended December 31, 2013 to $18.5 million for the year ended December 31, 2014. The $1.3 million increase was primarily the result of the hire of new employees and related costs.

• Acquisition-related expenses were $0.8 million for the year ended December 31, 2014.  There were no comparable expenses for the year ended December 31, 2013.  These expenses primarily related to legal and consulting expenses incurred during our acquisition of DivX.

• Professional fees increased from $1.3 million for the year ended December 31, 2013 to $1.6 million for the year ended December 31, 2014.  The $0.3 million increase was primarily the result of fees relating to SOX 404 compliance.

• Other SG&A expenses increased from $5.8 million for the year ended December 31, 2013 to $6.2 million for the year ended December 31, 2014.  Other SG&A expenses include travel expenses, rent, office supplies, corporate IT services, marketing, credit card processing fees and other general operating expenses.

Research and development

Research and development costs increased from $7.4 million for the year ended December 31, 2013 to $8.4 million for the year ended December 31, 2014.  The increase of $1.0 million was primarily due to the hire of new R&D employees.

Depreciation and amortization

Depreciation and amortization decreased from $3.8 million for the year ended December 31, 2013 to $2.6 million for the year ended December 31, 2014.  The $1.2 million decrease was the result of certain intangible assets becoming fully depreciated during the year ended December 31, 2014.

LIQUIDITY AND CAPITAL RESOURCES

Our cash position was $25.9 million at December 31, 2014. In 2014, we generated $7.2 million from operations, which included cash of $0.7 million provided by operating activities. Additionally, cash provided by financing activities included $0.9 million from the exercise of stock options and broker units and cash used in investing activities included $1.8 million to purchase fixed assets.

As of December 31, 2014, our principal sources of liquidity included cash and cash equivalents of $25.9 million and trade accounts receivable of $8.1 million offset by $14.4 million in accounts payable.  We continue to closely monitor our cash balances to ensure that we have sufficient cash on hand to meet our operating needs. Management believes that we have sufficient liquidity to meet our working capital and capital expenditure requirements for at least the next twelve months.

At December 31, 2014, approximately 83% of our cash and cash equivalents were held in accounts with a U.S. bank that received a BBB+ rating from Standard and Poor’s and an A3 rating from Moody’s. The Company believes that this U.S. financial institution is secure notwithstanding the current global economy and that we will be able to access the remaining balance of bank deposits. Our investment policy is to invest in low-risk short-term investments which are primarily term deposits. We have not had a history of any defaults on these term deposits, nor do we expect any in the future given the short term maturity of these investments.

Working Capital Requirements

Our net working capital at December 31, 2014 was $7.0 million, an improvement of $7.1 million from the December 31, 2013 net working capital of $(0.1) million. Our working capital ratios at December 31, 2014 and 2013 were 1.24 and 1.00, respectively. Included in current liabilities at December 31, 2014 and 2013 are approximately $9.6 million and $8.9 million, respectively, of liabilities (deferred revenue and convertible note) that we do not anticipate settling in cash.

The change in working capital was primarily due to an increase in current assets of $9.1 million offset by an increase in current liabilities of $2.0 million.

Current assets at December 31, 2014 were $36.3 million, an increase of $9.1 million from the December 31, 2013 balance of $27.2 million.  The change was primarily due to an increase of $6.3 million in cash and cash equivalents and an increase of $2.8 million in accounts receivable.

Current liabilities at December 31, 2014 were $29.2 million, an increase of $2.0 million from the December 31, 2013 balance of $27.2 million. The increase was primarily due to increases in accounts payable of $1.4 million and deferred revenue of $0.7 million.

Off Balance Sheet Arrangements

The Company did not have any off balance sheet arrangements as of December 31, 2014.

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

Revenue recognition

We earn revenue as follows:

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

(c)
Subscription revenue consists of recurring revenue based on the number of subscribers. The subscriber revenue is typically generated on a monthly, quarterly or annual basis and can be a fixed fee per user, a variable fee per user or a variable fee based on a percentage of the subscription price. We defer the appropriate portion of cash received for the services that have not yet been rendered and recognizes the revenue over the term of the subscription, which is generally between thirty days and one year. Pay-per-view revenues are deferred and recognized in the period when the content is viewed. Subscription revenues are recorded on either a gross or net basis depending on the transaction arrangement with the customer. Where subscription revenues are recorded on a gross basis, the total amount of the subscription is deferred and recognized over the subscription term and the share of revenue owing to our customer is deferred and recognized as a cost of revenue over the term of the subscription. Where subscription revenues are recorded on a net basis, only our share of revenue from the subscription is deferred and recognized over the term of the subscription.  Under U.S. GAAP guidance related to reporting revenue gross as a principal versus net as an agent, the indicators used to determine whether an entity is a principal or an agent to a transaction are subject to judgment. When we apply the indicators to our facts where we consider ourselves the principal in the subscription transaction to the user, revenue is recorded on a gross basis, the total amount of the subscription is deferred and recognized over the subscription term and the share of revenue to our customer is deferred and recognized as a cost of revenue over the term of the subscription. When we apply the indicators to our facts where we consider ourselves the agent in the subscription transaction to the user, revenue is recorded on a net basis; only our share of revenue from the subscription is deferred and recognized over the term of the subscription.

(d)
eCommerce revenues are earned through providing customers with ticketing and retail merchandising web solutions.  eCommerce revenues are recorded on a net basis when the service has been provided.  We record as revenue the portion of the fees they are entitled to as opposed to the amount billed for tickets or retail merchandise sold.

(e)
Advertising revenues are earned through the insertion of advertising impressions on websites and in streaming video at a cost per thousand impressions.  Advertising revenue is recognized based on the number of impressions displayed (“served”) during the period.  Deferred revenue for advertising represents the timing difference between collection of advertising revenue and when the advertisements are served, which is typically between thirty and ninety days.   Advertising revenues are recorded on a gross basis, whereby the total amount billed to the advertiser is recorded as revenue and the share of revenue to our customer is recorded as a cost of revenue.

(f)	Support revenues are earned for providing customer support to our customers’ end users. Support fees are recognized evenly over the service period.

(g)	Usage fees are charged to customers for bandwidth and storage. Usage fees are billed on a monthly or quarterly basis and are recognized as the service is being provided.

(h)
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

Allowance for doubtful accounts

We maintain a provision for estimated losses resulting from the inability of our customers to make required payments. Management considers the following factors when determining the collectability of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends and changes in customer payment terms. If the financial conditions of our customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. As of December 31, 2014 and 2013, the allowance for doubtful accounts was $220,803 and $105,292, respectively.

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

Property, plant and equipment

We review the carrying value of property, plant and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. If these future undiscounted cash flows are less than the carrying value of the asset, then the carrying amount of the asset is written down to its fair value, based on the related estimated discounted future cash flows. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property, plant and equipment is used and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, no impairment was recorded for the years ended December 31, 2014 and 2013.

Intangible assets

We review the carrying value of our definite lived intangible assets for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. If these future undiscounted cash flows are less than the carrying value of the asset, then the carrying amount of the asset is written down to its fair value, based on the related estimated discounted future cash flows. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the intangible assets are used and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, no impairment was recorded for the years ended December 31, 2014 and 2013.

Goodwill

Goodwill is not amortized but is subject to an annual impairment test at the reporting unit level and between annual tests if changes in circumstances indicate a potential impairment. The Company performs this annual goodwill impairment test as of October 1 of each calendar year. Goodwill impairment is assessed based on a comparison of the fair value of each reporting unit to the underlying carrying value of the reporting unit's net assets, including goodwill. If the carrying value of the reporting unit exceeds its fair value, the Company performs the second step of the goodwill impairment test to determine the amount of the impairment loss. The second step of the impairment test involves comparing the implied fair value of the reporting unit's goodwill with its carrying amount to measure the amount of impairment loss, if any. The Company's impairment test is based on its single operating segment and reporting unit structure. For the years ended December 31, 2014 and 2013, there was no impairment loss.

Stock-based compensation

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

 7A. Quantitative and Qualitative Disclosures About Market Risk

As of January 1, 2015, we no longer qualified as a smaller reporting company.  However, because we are permitted to satisfy our obligations under this Annual Report on Form 10-K by complying with the requirements applicable to a smaller reporting company, we are not required to include information called for by this item.

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

Our Chief Executive Officer and Chief Financial Officer, with the assistance of other members of our management, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2014 (the “Evaluation”).  Based upon the Evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) were effective as of December 31, 2014.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate “internal control over financial reporting” (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)).  Management evaluates the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission Internal Control - Integrated Framework (2013).  Our Chief Executive Officer and Chief Financial Officer, with the assistance of other members of our management, assessed the effectiveness of our internal control over financial reporting as of December 31, 2014, and concluded that it is effective.

Our independent registered public accounting firm, EisnerAmper LLP, has audited the Company’s consolidated financial statements and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. Their reports appear on pages F-2 and F-3 hereof in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended December 31, 2014, no change in our internal control over financial reporting has been identified that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item regarding executive officers is incorporated herein by reference to the section titled “Executive Officers” in Item 1 of this Annual Report on Form 10-K.  The other information required by this item is incorporated herein by reference to the section titled “PROPOSAL 1 – Election of Directors” of the proxy statement for our Annual Meeting of Stockholders scheduled to be held on or about June 4, 2015.  Definitive proxy materials will be filed with the SEC pursuant to Regulation 14A no later than April 30, 2015.

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference to the section titled “STATEMENT OF EXECUTIVE COMPENSATION” of the proxy statement for our Annual Meeting of Stockholders scheduled to be held on or about June 4, 2015.  Definitive proxy materials will be filed with the SEC pursuant to Regulation 14A no later than April 30, 2015.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item related to securities authorized for issuance under our equity compensation plans is incorporated herein by reference to the section titled “Equity Compensation Plan Information” under Item 5 of this Annual Report on Form 10-K.

The information required by this item related to security ownership of certain beneficial owners is incorporated herein by reference to the section titled “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” of the proxy statement for our Annual Meeting of Stockholders scheduled to be held on or about June 4, 2015.  Definitive proxy materials will be filed with the SEC pursuant to Regulation 14A no later than April 30, 2015.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the sections titled “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT – Certain Relationships and Related Transactions” and “CORPORATE GOVERNANCE MATTERS – Independence of Directors” of the proxy statement for our Annual Meeting of Stockholders scheduled to be held on or about June 4, 2015.  Definitive proxy materials will be filed with the SEC pursuant to Regulation 14A no later than April 30, 2015.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to the section titled “PROPOSAL 2 – RATIFICATION OF THE APPOINTMENT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS – Services and Fees of Independent Registered Public Accountants” of the proxy statement for our Annual Meeting of Stockholders scheduled to be held on or about June 4, 2015.  Definitive proxy materials will be filed with the SEC pursuant to Regulation 14A no later than April 30, 2015.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	(1)	Financial Statements
		Consolidated Balance Sheets
		Consolidated Statements of Operations and Comprehensive Income (Loss)
		Consolidated Statements of Stockholders' Equity
		Consolidated Statements of Cash Flows
		Notes to Consolidated Financial Statements

	(2)	Financial Statement Schedules
		None.

(b)	Exhibits

The following exhibits are filed as part of this report:

Exhibit No.	Description

2.1
Agreement and Plan of Merger dated as of January 2, 2015 by and among NeuLion, Inc., NLDMC, Inc., NLDAC, Inc., PCF 1, LLC and DivX Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed January 5, 2015)

3.1	Certificate of Domestication (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 6, 2010)

3.2	Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K/A filed February 18, 2011)

3.3	By-laws (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed December 6, 2010)

3.4	Certificate of Amendment to the Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed June 9, 2011)

3.5	Certificate of Designation for Class 4 Preference Shares (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed July 1, 2011)

4.1	Form of stock specimen (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed December 6, 2010)

4.2	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed September 28, 2012)

4.3	Warrant Certificate, dated September 25, 2012, issued to D&D Securities (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed September 28, 2012)

4.4	Convertible Promissory Note dated January 30, 2015 in favor of PCF 1, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 2, 2015)

9.1
Stockholders’ Agreement dated January 30, 2015 by and among NeuLion, Inc., PCF 1, LLC and each of the persons listed on Exhibit B thereto incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 2, 2015)

10.1 #
Employment Agreement, dated as of June 1, 2006, between JumpTV Inc. and G. Scott Paterson (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form 10, filed April 9, 2009)

10.2 #
Fourth Amended and Restated Stock Option Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 12, 2013)

10.3 #
2006 Stock Appreciation Rights Plan, as amended (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 5, 2010)

10.4 #
Amended and Restated Retention Warrants Plan, as amended (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 5, 2010)

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

10.15 #	NeuLion, Inc. 2012 Omnibus Securities and Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 5, 2012)

10.16
Amendment 1 to Contract for Services dated as of July 13, 2012, by and between NeuLion, Inc. and KyLin TV, Inc. (portions of this exhibit have been omitted pursuant to a request for confidential treatment on file with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed October 10, 2012)

10.17
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

10.18
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

10.19
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

21*	Subsidiaries

31.1*	Certification of the Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) of the Exchange Act

31.2*	Certification of the Chief Financial Officer (Principal Financial Officer) pursuant to Rule 13a-14(a) of the Exchange Act

32*	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

# Management contract or compensatory plan or arrangements
* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEULION, INC.

March 4, 2015	By:	/s/ Kanaan Jemili
Name: Kanaan Jemili
Title: Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Charles B. Wang	Chairman of the Board and Director	March 4, 2015
Charles B. Wang

/s/ Nancy Li	Executive Vice Chairman and Director	March 4, 2015
Nancy Li

/s/ Kanaan Jemili	Chief Executive Officer	March 4, 2015
Kanaan Jemili	(Principal Executive Officer)

/s/ G. Scott Paterson	Vice Chairman of the Board and Director	March 4, 2015
G. Scott Paterson

/s/ Arthur J. McCarthy	Chief Financial Officer	March 4, 2015
Arthur J. McCarthy	(Principal Financial and Accounting Officer)

/s/ Roy E. Reichbach	General Counsel, Corporate Secretary	March 4, 2015
Roy E. Reichbach	and Director

/s/ John R. Anderson	Director	March 4, 2015
John R. Anderson

/s/ Gabriel A. Battista	Director	March 4, 2015
Gabriel A. Battista

/s/ Robert E. Bostrom	Director	March 4, 2015
Robert E. Bostrom

/s/ John A. Coelho	Director	March 4, 2015
John A. Coelho

/s/ James R. Hale	Director	March 4, 2015
James R. Hale

/s/ Shirley Strum Kenny	Director	March 4, 2015
Shirley Strum Kenny

/s/ David Kronfeld	Director	March 4, 2015
David Kronfeld

NeuLion, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
NeuLion, Inc.

We have audited the accompanying consolidated balance sheets of NeuLion, Inc. (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2014.  The financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NeuLion, Inc. as of December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), NeuLion, Inc.'s internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 3, 2015 expressed an unqualified opinion thereon.

/s/ EisnerAmper LLP

New York, New York
March 3, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
NeuLion, Inc.

We have audited NeuLion, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii)  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, NeuLion, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control - Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of NeuLion, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2014, and our report dated March 3, 2015 expressed an unqualified opinion thereon.

/s/ EisnerAmper LLP

New York, New York
March 3, 2015

NEULION, INC.

CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. dollars)

	As of December 31,
	2014	2013

ASSETS
Current
Cash and cash equivalents	$25,898,386	$19,644,270
Accounts receivable, net	8,055,714	5,289,136
Other receivables	602,668	364,797
Inventory	304,028	481,012
Prepaid expenses and deposits	1,315,113	1,135,949
Due from related parties	111,114	243,842
Total current assets	36,287,023	27,159,006
Property, plant and equipment, net	3,829,666	3,357,626
Intangible assets, net	406,196	1,649,959
Goodwill	11,327,626	11,327,626
Other assets	87,662	81,778
Total assets	$51,938,173	$43,575,995

LIABILITIES AND EQUITY
Current
Accounts payable	$14,362,317	$13,002,104
Accrued liabilities	5,247,483	5,338,418
Due to related parties	0	16,743
Deferred revenue	9,601,907	8,856,629
Total current liabilities	29,211,707	27,213,894
Long-term deferred revenue	1,018,807	725,853
Other long-term liabilities	202,333	270,892
Deferred tax liability	1,451,526	1,180,978
Total liabilities	31,884,373	29,391,617

Redeemable preferred stock, net (par value: $0.01; authorized: 50,000,000; issued and outstanding: 28,089,083)
Class 3 Preference Shares (par value: $0.01; authorized, issued and outstanding:
17,176,818	10,000,000	10,000,000
Class 4 Preference Shares (par value: $0.01; authorized, issued and outstanding:
10,912,265	4,954,867	4,924,775
Total redeemable preferred stock	14,954,867	14,924,775

Stockholders' equity (deficit)
Common stock (par value: $0.01; shares authorized: 300,000,000; shares issued and outstanding:
178,210,006 and 170,326,338, respectively)	1,782,100	1,703,263
Additional paid-in capital	87,630,600	85,437,337
Promissory notes receivable	(209,250)	(209,250)
Accumulated deficit	(84,104,517)	(87,671,747)
Total stockholders’ equity (deficit)	5,098,933	(740,397)
Total liabilities and stockholders’ equity	$51,938,173	$43,575,995

See accompanying notes

NEULION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
(Expressed in U.S. dollars)

	Year ended December 31,
	2014	2013

Revenue	$55,519,739	$47,107,178

Costs and expenses
Cost of revenue, exclusive of depreciation and amortization shown separately below	13,896,629	13,279,063
Selling, general and administrative, including stock-based compensation	27,073,344	24,289,845
Research and development	8,380,944	7,422,802
Depreciation and amortization	2,621,366	3,755,054
	51,972,283	48,746,764
Operating income (loss)	3,547,456	(1,639,586)

Other income (expense)
Loss on foreign exchange	(138,295)	(125,657)
Investment income (expense), net	428,617	(2,487)
Amortization of discount on convertible note	0	(233,769)
	290,322	(361,913)
Net and comprehensive income (loss) before income taxes	3,837,778	(2,001,499)
Income taxes	(270,548)	(276,846)
Net and comprehensive income (loss)	$3,567,230	$(2,278,345)

Net income (loss) per weighted average number of shares
of common stock outstanding - basic	$0.01	$(0.01)

Weighted average number of shares
of common stock outstanding - basic	174,645,803	166,663,448

Net income (loss) per weighted average number of shares
of common stock outstanding - diluted	$0.01	$(0.01)

Weighted average number of shares
of common stock outstanding - diluted	214,711,362	166,663,448

See accompanying notes

NEULION, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Expressed in U.S. dollars)

			Additional	Promissory	Accumulated	Total
	Common stock		paid-in capital	Notes	deficit	equity
Balance, December 31, 2012	164,207,147	$1,642,072	$83,138,137	$(209,250)	$(85,393,402)	$(822,443)

Accretion of issuance costs
on Class 4 Preference Shares	—	—	(30,092)	—	—	(30,092)
Conversion of convertible note	2,841,600	28,416	539,906	—	—	568,322
Exercise of broker warrants	8,000	80	1,600	—	—	1,680
Exercise of subscriber warrants	1,044,427	10,443	(10,443)	—	—	0
Exercise of stock options	929,920	9,299	344,692	—	—	353,991
Stock-based compensation:
Issuance of common stock
under Directors’
Compensation Plan	295,244	2,953	139,547	—	—	142,500
Issuance of unrestricted stock
under 2012 Omnibus Securities
and Incentive Plan	1,000,000	10,000	444,396	—	—	454,396
Stock options, warrants
and other compensation	—	—	869,594	—	—	869,594
Net loss	—	—	—	—	(2,278,345)	(2,278,345)
Balance, December 31, 2013	170,326,338	$1,703,263	$85,437,337	$(209,250)	$(87,671,747)	$(740,397)

Accretion of issuance costs
on Class 4 Preference Shares	—	—	(30,092)	—	—	(30,092)
Exercise of broker warrants	627,063	6,271	125,412	—	—	131,683
Exercise of subscriber warrants	5,241,544	52,415	(52,415)	—	—	0
Exercise of stock options	1,858,835	18,588	713,939	—	—	732,527
Stock-based compensation:
Stock options	—	—	1,259,205	—	—	1,259,205
Directors compensation	156,226	1,563	177,214	—	—	178,777
Net income	—	—	—	—	3,567,230	3,567,230
Balance, December 31, 2014	178,210,006	$1,782,100	$87,630,600	$(209,250)	$(84,104,517)	$5,098,933

See accompanying notes

NEULION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. dollars)

	Year ended December 31,
	2014	2013
OPERATING ACTIVITIES

Net income (loss)	$3,567,230	$(2,278,345)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	2,621,366	3,755,054
Discount on convertible note	0	233,769
Stock-based compensation	1,437,982	1,416,892
Deferred income taxes	270,548	269,000

Changes in operating assets and liabilities
Accounts receivable	(2,766,578)	(1,095,187)
Inventory	176,984	(64,471)
Prepaid expenses, deposits and other assets	(185,048)	129,237
Other receivables	(237,871)	(15,906)
Due from related parties	132,728	656,125
Accounts payable	1,360,214	3,188,867
Accrued liabilities	(90,935)	635,341
Deferred revenue	1,038,232	2,733,305
Long-term liabilities	(68,559)	(86,960)
Due to related parties	(16,743)	4,461
Cash provided by operating activities	7,239,550	9,481,182

INVESTING ACTIVITIES
Purchase of property, plant and equipment	(1,849,644)	(1,300,690)
Cash used in investing activities	(1,849,644)	(1,300,690)

FINANCING ACTIVITIES
Proceeds from exercise of stock options	732,527	353,991
Proceeds from exercise of broker units	131,683	1,680
Cash provided by financing activities	864,210	355,671

Net increase in cash and cash equivalents, during the period	6,254,116	8,536,163
Cash and cash equivalents, beginning of period	19,644,270	11,108,107
Cash and cash equivalents, end of period	$25,898,386	$19,644,270

Supplemental disclosure of non-cash activities:
Par value of shares of common stock issued upon exercise of
cashless warrants	$52,415	$10,443

Accretion of issuance costs on Class 4 Preference Shares	$30,092	$30,092

See accompanying notes

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
December 31, 2014 and 2013

1. Nature of Operations

NeuLion, Inc. (“NeuLion” or the “Company”) is a technology product and service provider that specializes in the digital video broadcasting, distribution and monetization of live and on-demand content to Internet-enabled devices.  Through the Company’s cloud-based end-to-end solution, the Company builds and manages interactive digital networks that enable the Company’s customers to provide a destination for their viewers to view and interact with their content.  The Company was incorporated on January 14, 2000 under the Canada Business Corporations Act and was domesticated under Delaware law on November 30, 2010.  The Company’s common stock is listed on the Toronto Stock Exchange (“TSX”) under the symbol NLN.  On January 30, 2015, the Company consummated the acquisition of DivX Corporation (“DivX”), which creates, distributes, and licenses digital video technologies for PCs, smart TVs, and mobile devices.  MainConcept, its subsidiary, provides a high-quality video compression-decompression, or codec, software library to consumer electronics manufacturers and others.

We are a provider of customized, end-to-end, interactive content services for a wide range of professional and collegiate sports properties, cable networks and operators, content owners and distributors, and telecommunication companies.  With a fundamental shift in the way media is now being consumed, technological advancements are affecting how, when and where consumers connect to content.  The Company’s technology enables our customers to seamlessly manage and deliver interactive and high-quality content, up to ultra HD/4K screen resolution, to multiple types of Internet-enabled devices such as PCs, smartphones and tablets.  The Company’s cloud-based technology platform offers a variety of digital technology and services for content rights holders, including content ingestion, live encoding, live video editing, digital rights management, advertising insertion and management, pay flow and premium content payment support, video player software development kits, multi-platform device delivery, content management, subscriber management, digital rights management, billing services, app development, website design, analytics and reporting.  To our new consumer electronics manufacturing customers gained in the DivX acquisition, NeuLion offers technology and products that enable premium screen resolution, also up to ultra HD/4K, for a wide range of Internet-enabled devices that include smart TVs, smartphones and tablets.

2. Basis of Presentation and Significant Accounting Policies

The accompanying consolidated financial statements reflect the accounts of the Company and all of its wholly-owned and majority-owned subsidiaries and have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”).  As at December 31, 2014, the Company had an 11.8% equity interest in KyLin TV (2013 – 11.8%).  This investment is accounted for using the equity method of accounting.  All significant intercompany balances and transactions have been eliminated.

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

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
December 31, 2014 and 2013

(c)
Subscription revenue consists of recurring revenue based on the number of subscribers. The subscriber revenue is typically generated on a monthly, quarterly or annual basis and can be a fixed fee per user, a variable fee per user or a variable fee based on a percentage of the subscription price. The Company defers the appropriate portion of cash received for the services that have not yet been rendered and recognizes the revenue over the term of the subscription, which is generally between thirty days and one year. Pay-per-view revenues are deferred and recognized in the period when the content is viewed. Subscription revenues are recorded on either a gross or net basis depending on the transaction arrangement with the customer. Where subscription revenues are recorded on a gross basis, the total amount of the subscription is deferred and recognized over the subscription term and the share of revenue owing to our customer is deferred and recognized as a cost of revenue over the term of the subscription. Where subscription revenues are recorded on a net basis, only the Company’s share of revenue from the subscription is deferred and recognized over the term of the subscription.  Under U.S. GAAP guidance related to reporting revenue gross as a principal versus net as an agent, the indicators used to determine whether an entity is a principal or an agent to a transaction are subject to judgment. When we apply the indicators to our facts where we consider ourselves the principal in the subscription transaction to the user, revenue is recorded on a gross basis, the total amount of the subscription is deferred and recognized over the subscription term and the share of revenue to our customer is deferred and recognized as a cost of revenue over the term of the subscription. When we apply the indicators to our facts where we consider ourselves the agent in the subscription transaction to the user, revenue is recorded on a net basis; only the Company’s share of revenue from the subscription is deferred and recognized over the term of the subscription.

(d)
eCommerce revenues are earned through providing customers with ticketing and retail merchandising web solutions.  eCommerce revenues are recorded on a net basis when the service has been provided.  The Company records as revenue the portion of the fees they are entitled to as opposed to the amount billed for tickets or retail merchandise sold.

(e)
Advertising revenues are earned through the insertion of advertising impressions on websites and in streaming video at a cost per thousand impressions.  Advertising revenue is recognized based on the number of impressions displayed (“served”) during the period.  Deferred revenue for advertising represents the timing difference between collection of advertising revenue and when the advertisements are served, which is typically between thirty and ninety days.   Advertising revenues are recorded on a gross basis, whereby the total amount billed to the advertiser is recorded as revenue and the share of revenue to our customer is recorded as a cost of revenue.

(f)	Support revenues are earned for providing customer support to our customers’ end users. Support fees are recognized evenly over the service period.

(g)	Usage fees are charged to customers for bandwidth and storage. Usage fees are billed on a monthly or quarterly basis and are recognized as the service is being provided.

(h)
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

Accounts receivable

Accounts receivable are carried at original invoice amount.  The Company maintains a provision for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectability of specific customer accounts: customer credit-worthiness; past transaction history with the customer; current economic industry trends; and changes in customer payment terms. If the financial conditions of the Company's customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required.  As of December 31, 2014 and 2013, the allowance for doubtful accounts was $220,803 and $105,292, respectively.

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
December 31, 2014 and 2013

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

The Company reviews the carrying value of property, plant and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. If these future undiscounted cash flows are less than the carrying value of the asset, then the carrying amount of the asset is written down to its fair value, based on the related estimated discounted future cash flows. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property, plant and equipment are used and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, no impairment was recorded for the years ended December 31, 2014 and 2013.

Intangible assets

Intangible assets are recorded at cost less amortization.  Cost of intangible assets acquired through business combinations represents their fair market value at the date of acquisition.  Amortization is calculated using the straight-line method over the estimated useful lives of the intangible assets, which are as follows:

Customer relationships	5-7 years
Completed technology	5 years
Trademarks	1 year

The Company reviews the carrying value of its definite lived intangible assets for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. If these future undiscounted cash flows are less than the carrying value of the asset, then the carrying amount of the asset is written down to its fair value, based on the related estimated discounted future cash flows. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the intangible assets are used and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, no impairment was recorded for the years ended December 31, 2014 and 2013.

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
December 31, 2014 and 2013

Goodwill

Goodwill represents the excess, at the date of acquisition, of the cost of an acquired business over the fair value of the identifiable assets acquired and liabilities assumed. Goodwill is not amortized but is subject to an annual impairment test at the reporting unit level and between annual tests if changes in circumstances indicate a potential impairment.  The Company performs an annual goodwill impairment test as of October 1 of each calendar year.  Goodwill impairment is assessed based on a comparison of the fair value of each reporting unit to the underlying carrying value of the reporting unit’s net assets, including goodwill. If the carrying value of the reporting unit exceeds its fair value, the Company performs the second step of the goodwill impairment test to determine the amount of the impairment loss. The second step of the impairment test involves comparing the implied fair value of the reporting unit's goodwill with its carrying amount to measure the amount of impairment loss, if any. The Company’s impairment test is based on its single operating segment and reporting unit structure.  For the years ended December 31, 2014 and 2013, there was no impairment loss.

Investment in affiliate

Investee companies that are not consolidated, but over which the Company exercises significant influence, are accounted for under the equity method of accounting. Whether or not the Company exercises significant influence with respect to an investee depends on an evaluation of several factors including, among others, representation on the investee’s board of directors and voting rights. Under the equity method of accounting, an investee's accounts are not reflected within the Company's consolidated balance sheets and statements of operations and comprehensive loss; however, the Company's share of the losses of the investee company is reflected under the caption “Equity in loss of affiliate” in the consolidated statements of operations and comprehensive loss.  Due to KyLin TV’s accumulated losses, the Company’s investment in KyLin TV was reduced to zero as at December 31, 2008.  No further charges will be recorded because the Company has no obligation to fund the losses of KyLin TV.  If KyLin TV becomes profitable in the future, the Company will resume applying the equity method only after its share of that net income equals the Company’s share of net losses not recognized during the period in which the equity method was suspended.

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

To determine its worldwide tax liability, the Company makes estimates of possible tax liabilities. Tax filings, positions and strategies are subject to review under local or international tax audit and the outcomes of such reviews are uncertain. In addition, these audits generally take place years after the period in which the tax provision in question was determined and it may take a substantial amount of time before the final outcome of any audit is known. Future tax audits could result in income tax liabilities that differ materially from the amounts recorded in our financial statements.

A valuation allowance is recorded to reduce deferred tax assets to the amount that is more likely than not to be realized. The Company has recorded substantial tax losses over the years: therefore, a full valuation allowance has been recorded against all net deferred tax assets at December 31, 2014 and 2013.

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
December 31, 2014 and 2013

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

Advertising

Advertising costs are expensed as incurred and totaled $429,844 and $325,157 for the years ended December 31, 2014 and 2013, respectively, and are included in selling, general and administrative expenses on the consolidated statements of operations and comprehensive loss.

Stock-based compensation and other stock-based payments

The Company accounts for all stock options and warrants using a fair value-based method.  The fair value of each stock option and warrant granted to employees is estimated on the date of the grant using the Black-Scholes-Merton option pricing model and the related stock-based compensation expense is recognized over the expected life of the option.  The fair value of the warrants granted to non-employees is measured and expensed as the warrants vest.

Restricted stock awards give the holder the right to one share of common stock for each vested share of restricted stock.  These awards vest on an annual basis over a four-year vesting period.  Stock-based compensation expense is recorded based on the market value of the common stock on the grant date and recognized over the vesting period of these awards.

Recently Issued Accounting Standards

In August 2014, the Financial Accounting Standards Board (“FASB”) issued guidance on the disclosure of uncertainties about an entity’s ability to continue as a going concern. This standard provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The guidance is effective for annual reporting periods ending after December 15, 2016, and early adoption is permitted. We expect to adopt this guidance on January 1, 2017. We do not expect the adoption of this guidance to have any impact on our financial position, results of operations or cash flows.

In May 2014, the FASB issued guidance on revenue recognition. This guidance provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. This guidance is effective for interim and annual reporting periods beginning after December 15, 2016, early adoption is not permitted, and must be applied retrospectively or modified retrospectively. We expect to adopt this guidance on January 1, 2017. We are currently evaluating the impact of this guidance on our operations and therefore have not yet determined the impact the adoption of this guidance will have on our financial position, results of operations or cash flows, if any.

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
December 31, 2014 and 2013

3. Inventory

Inventory consists of the following:

	As of December 31,
	2014	2013

Raw materials	$10,723	$18,421
Finished goods	293,305	462,591
	$304,028	$481,012

4. Property, Plant and Equipment

The details of property, plant and equipment and the related accumulated depreciation are set forth below:

	As of December 31, 2014
		Accumulated	Net book
	Cost	depreciation	value

Computer hardware	$13,528,243	$9,884,864	$3,643,379
Computer software	4,449,623	4,428,307	21,316
Vehicles	58,475	58,475	0
Furniture and fixtures	384,148	270,316	113,832
Leasehold improvements	170,611	119,472	51,139
	$18,591,100	$14,761,434	$3,829,666

	As of December 31, 2013
		Accumulated	Net book
	Cost	depreciation	value

Computer hardware	$12,162,905	$9,036,118	$3,126,787
Computer software	4,440,256	4,393,052	47,204
Vehicles	58,475	58,475	0
Furniture and fixtures	339,733	223,561	116,172
Leasehold improvements	160,256	92,793	67,463
	$17,161,625	$13,803,999	$3,357,626

Depreciation expense for the years ended December 31, 2014 and 2013 was $1,377,604 and $1,389,712, respectively.

5. Goodwill and Intangible Assets

The net carrying amount of goodwill is set forth below:

Balance – December 31, 2014 and 2013	$11,327,626

The details of intangible assets and the related accumulated amortization are set forth below:

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
December 31, 2014 and 2013

	As of December 31, 2014
		Accumulated	Net book
	Cost	amortization	value

Customer relationships	$11,503,000	$11,336,804	$166,196
Completed technology	1,600,000	1,360,000	240,000
Trademarks	295,000	295,000	0
	$13,398,000	$12,991,804	$406,196

	As of December 31, 2013
		Accumulated	Net book
	Cost	amortization	value

Customer relationships	$11,503,000	$10,413,041	$1,089,959
Completed technology	1,600,000	1,040,000	560,000
Trademarks	295,000	295,000	0
	$13,398,000	$11,748,041	$1,649,959

Amortization expense for the years ended December 31, 2014 and 2013 was $1,243,763 and $2,365,342, respectively.  The weighted-average life remaining on these intangible assets is 1.6 years.

Based on the amount of intangible assets subject to amortization, the Company's estimated amortization expense over the next three years is as follows:

2015	$300,429
2016	60,429
2017	45,338
$406,196

6. Economic Dependence and Concentration of Credit Risk

For the years ended December 31, 2014 and 2013, the National Hockey League (“NHL”) accounted for 18% and 20% of revenue, respectively.  No other customers accounted for more than 10% of revenues in 2014 and 2013.

As at December 31, 2014, three customers accounted for 53% of accounts receivable:  28%, 13% and 12%.  As at December 31, 2013, two customers accounted for 26% of accounts receivable:  14% and 12%.

As at December 31, 2014, two customers accounted for 59% of accounts payable: 49% and 10%.  As at December 31, 2013, two customers accounted for 60% of accounts payable: 47% and 13%.

At December 31, 2014, approximately 83% of the Company’s cash and cash equivalents were held in accounts with a U.S. bank that received a BBB+ rating from Standard and Poor’s and an A3 rating from Moody’s.

7. Related Party Transactions

The Company has entered into certain transactions and agreements in the normal course of operations with related parties.  Significant related party transactions are as follows:

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
December 31, 2014 and 2013

KyLinTV

KyLin TV is an IPTV company that is controlled by the Chairman of the Board of Directors of the Company.  On June 1, 2008, the Company entered into an agreement with KyLin TV to build and deliver the setup and back office operations for KyLin TV’s IPTV service.  Effective April 1, 2012, the Company amended its agreement with KyLin TV, such that, in addition to the services previously provided, KyLin TV was appointed the exclusive distributor of the Company’s business to consumer (“B2C”) IPTV interests.  As exclusive distributor, KyLin TV obtains, advertises and markets all of the Company’s B2C content, in accordance with the terms of the amendment.  Accordingly, KyLin TV records the gross revenues from the Company’s B2C content as well as the associated license fees, whereas the Company records revenues in accordance with the revised fee schedule in the amendment.  The Company also provides and charges KyLin TV for administrative and general corporate support.  For each of the periods presented, the amounts charged for these services provided by the Company for the years ended December 31, 2014 and 2013 were $123,333 and $253,837, respectively, and were recorded as a recovery in selling, general and administrative expense.  Additionally, the Company purchased set-top boxes from KyLin TV.  For each of the periods presented, the amounts paid for this equipment for the years ended December 31, 2014 and 2013 were $46,400 and $169,500, respectively.

New York Islanders Hockey Club, L.P. (“New York Islanders”)

The Company provides IT-related professional services and administrative services to the New York Islanders, a professional hockey club that is owned by the Chairman of the Board of Directors of the Company.

Renaissance Property Associates, LLC (“Renaissance”)

The Company provides IT-related professional services to Renaissance, a real estate management company owned by the Chairman of the Board of Directors of the Company.  In June 2009, the Company signed a sublease agreement with Renaissance for office space in Plainview, New York.  The sublease agreement expired in December 2013, and the Company is now leasing its office month-to-month.  Rent expense paid by the Company to Renaissance of $430,344, inclusive of taxes and utilities, is included in selling, general and administrative expense for both of the years ended December 31, 2014 and 2013, respectively.

Smile Train, Inc. (“Smile Train”)

The Company provides IT-related professional services to Smile Train, a public charity whose founder and significant benefactor is the Chairman of the Board of Directors of the Company.

The Company recognized revenue from related parties as follows:

	Year ended December 31,
	2014	2013

New York Islanders	$310,926	$311,303
Renaissance	120,000	120,000
Smile Train	90,000	96,000
KyLinTV	847,197	1,705,505
	$1,368,123	$2,232,808

The amounts due from (to) related parties are as follows:

	As of December 31,
	2014	2013

New York Islanders	$2,910	$(16,743)
Renaissance	588	931
Smile Train	27	0
KyLin TV	107,589	242,911
	$111,114	$227,099

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
December 31, 2014 and 2013

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

The Company’s proportionate share of the equity loss from KyLin TV has been accounted for as a charge on the Company's consolidated statements of operations and comprehensive loss.   Due to KyLin TV’s accumulated losses, the investment was reduced to zero as at December 31, 2008.  No further charges will be recorded as the Company has no obligation to fund the losses of KyLin TV.  If KyLin TV becomes profitable in the future, the Company will resume applying the equity method only after its share of that net income equals the Company’s share of net losses not recognized during the period the equity method was suspended.  From 2008 to 2014, the Company’s share of cumulative losses in KyLin TV that have not been recognized as of December 31, 2014 was $4,186,168.

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

For the years ended December 31, 2014 and 2013, the Company made aggregate matching contributions of $485,367 and $436,415, respectively.

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
December 31, 2014 and 2013

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
December 31, 2014 and 2013

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

Accounting for Convertible Note

If certain criteria are met, companies must bifurcate conversion options from their host instruments and account for them as free-standing derivative instruments.  The Company analyzed the conversion feature on the convertible note and determined that the embedded conversion feature did not require bifurcation; however, the effective conversion price was lower than the market price at the date of issuance; therefore, a beneficial conversion feature was recorded.  Additionally, the Company bifurcated the fair value of the warrants from the convertible note.  The discount on the note created by the beneficial conversion feature and the fair value of the warrants were amortized into interest expense over the period from when the convertible note was issued to when it was converted.  The Company classified the convertible note as a current liability because it was convertible within a year.  On June 5, 2013, upon conversion, the Company reclassified the note from a current liability to equity.

11. Stock Option and Stock-Based Compensation Plans

The total stock-based compensation expense included in the Company’s consolidated statement of operations for the years ended December 31, 2014 and 2013 was $1,437,982 and $1,416,892, respectively.

(i) 2012 Omnibus Securities and Incentive Plan (the “New Plan”)

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
December 31, 2014 and 2013

The New Plan applies to all grants of distribution equivalent rights, incentive stock options, non-qualified stock options, performance share awards, performance unit awards, restricted stock awards, restricted stock unit awards, stock appreciation rights, tandem stock appreciation rights and unrestricted stock awards (“equity securities”) to directors, officers, employees and consultants of the Company or any entity controlled by the Company.  The exercise price for any new security granted under the New Plan is determined by the closing price of the Company’s common stock on the trading day prior to the grant date.  If the security is granted on a pre-determined basis, the exercise price is determined using the five-day volume weighted average price of the Company's common stock on the Toronto Stock Exchange immediately prior to the date of grant.  In all cases the exercise price may not be less than fair market value.  Securities are exercisable during a period established at the time of their grant provided that such period will expire no later than five years after the date of grant, subject to early termination of the option in the event the holder of the option dies or ceases to be a director, officer or employee of the Company or ceases to provide ongoing management or consulting services to the Company or entity controlled by the Company.  The maximum number of shares of common stock issuable upon exercise of securities granted pursuant to the New Plan is 30,000,000 shares of common stock.

[a]  Stock Options

A summary of stock option activity under the New Plan is as follows:

		Weighted average
	#	exercise price

Outstanding, December 31, 2013	14,193,000	$0.44
Granted	3,979,500	0.95
Exercised	(193,255)	0.43
Forfeited	(714,750)	0.47
Outstanding, December 31, 2014	17,264,495	$0.56

The following table summarizes information regarding stock options granted under the New Plan as at December 31, 2014:

		Weighted average		Aggregate
Exercise	Number	remaining	Number	intrinsic
price	outstanding	contractual life	exercisable	value

$0.39	430,495	8.2	107,624	$318,231
$0.44	11,828,000	8.6	2,957,000	8,152,094
$0.48	900,000	3.6	225,000	584,298
$0.49	220,000	8.5	55,000	140,628
$0.91	10,000	9.9	—	2,192
$0.94	3,476,000	9.4	—	657,729
$1.03	400,000	4.4	—	39,688
	17,264,495	8.4	3,344,624	$9,894,860

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of fiscal 2014 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2014.  The amount changes based on the fair market value of the Company’s common stock.

For the years ended December 31, 2014 and 2013, $838,267 and $268,127, respectively, were recorded for total stock-based compensation expense related to stock options under the New Plan.

The Company estimates the fair value of stock options granted using a Black-Scholes-Merton option pricing model.

The assumptions used in determining the fair value of stock options granted are as follows:

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
December 31, 2014 and 2013

	Year ended December 31,
	2014	2013

Weighted average
Exercise price of stock options granted	$0.95	$0.44
Fair value of stock options granted	$0.64	$0.34
Expected volatility	87%	87%
Risk-free interest rate	2.16%	2.23%
Expected life (years)	7	7
Dividend yield	0%	0%

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

As at December 31, 2014, there was $5.9 million of total unrecognized compensation cost related to non-vested stock options under the New Plan, which is expected to be recognized over a weighted-average period of six years.

[b] Unrestricted Stock

On August 13, 2013, the Company issued one million unrestricted stock awards to various employees of the Company, with a fair value on the date of issuance of $454,396.  This amount was expensed on the Company’s consolidated statements of operations and comprehensive loss during the year ended December 31, 2013.

(ii) Fourth Amended and Restated Stock Option Plan (the “Old Plan”)

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

A summary of stock option activity under the Old Plan is as follows:

		Weighted average
	#	exercise price

Outstanding, December 31, 2013	10,074,500	$0.40
Exercised	(2,026,262)	0.51
Forfeited	(156,063)	0.10
Outstanding, December 31, 2014	7,892,175	$0.38

The following table summarizes information regarding stock options granted under the Old Plan as at December 31, 2014:

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
December 31, 2014 and 2013

		Weighted average		Aggregate
Exercise	Number	remaining	Number	intrinsic
price	outstanding	contractual life	exercisable	value

$0.18	2,651,250	2.4	1,325,625	$2,516,620
$0.29	25,000	1.6	18,750	20,981
$0.36	280,000	1.4	210,000	215,382
$0.43	2,773,800	1.4	2,080,350	1,939,496
$0.51	912,125	0.4	912,125	564,806
$0.59	1,250,000	0.2	1,250,000	674,025
	7,892,175	1.4	5,796,850	$5,931,310

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of fiscal 2014 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2014.  The amount changes based on the fair market value of the Company’s common stock.

For the years ended December 31, 2014 and 2013, $420,938 and $601,467, respectively, were recorded for total stock-based compensation expense related to stock options under the Old Plan.

The Company estimates the fair value of stock options granted using a Black-Scholes-Merton option pricing model.

No options were granted under the Old Plan during the years ended December 31, 2014 and 2013.

As at December 31, 2014, there was $0.3 million of total unrecognized compensation cost related to these non-vested stock options, which is expected to be recognized over a weighted-average period of one year.

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

On May 9, 2012, the Company granted 1,894,741 warrants to a merchant bank that were fully vested upon the merchant bank signing an engagement letter with the Company for various consulting services.  The fair value of these warrants, in the amount of $373,264, were included in selling, general and administrative, including stock-based compensation on the Company’s consolidated statement of operations and comprehensive loss in 2012.  Additionally, the Company granted 1,894,741 warrants to the merchant bank that are exercisable if the merchant bank achieves certain performance targets.  In accordance with ASC Topic 505-50, “Equity-Based Payments to Non-Employees,” the Company has not recorded any expense for the years ended December 31, 2014 and 2013 as the performance targets have not been met.  These warrants expire on May 9, 2022.

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
December 31, 2014 and 2013

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

The total stock-based compensation expense related to warrants during the years ended December 31, 2014 and 2013 was $0.

A summary of the warrant activity is as follows:

		Weighted average
	#	exercise price

Outstanding, December 31, 2013	11,952,269	$0.28
Exercised	(6,993,063)	0.29
Outstanding, December 31, 2014	4,959,206	$0.27

The fair value of warrants was determined using the Black-Scholes-Merton option pricing model.

The following table summarizes the warrant information as at December 31, 2014:

		Weighted average		Aggregate
Exercise	Number	remaining	Number	intrinsic
price	outstanding	contractual life	exercisable	value

$0.21	457,878	0.2	457,878	$419,811
$0.22	1,894,741	7.4	1,894,741	1,718,079
$0.30	2,576,587	0.2	2,576,587	2,130,482
$2.20	30,000	2.8	30,000	—
	4,959,206	3.0	4,959,206	$4,268,372

There were no warrants were granted during the years ended December 31, 2014 and 2013.

(iv) Directors’ Compensation Plan (“Directors’ Plan”)

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

During the year ended December 31, 2014, the Company issued 156,226 shares of common stock with a fair value of $178,777 as payment of fees and retainers due to non-management directors.   During the year ended December 31, 2013, the Company issued 295,244 shares of common stock with a fair value of $142,500 as payment of fees and retainers due to non-management directors.

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

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
December 31, 2014 and 2013

13. Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) for the year by the weighted average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share is computed by dividing net income (loss) for the year by the weighted average number of shares of common stock outstanding adjusted for the dilutive effect of preferred stock, stock options and warrants.

The following table presents the calculation of basic and diluted earnings (loss) per share for the years ended December 31, 2014 and 2013.
	Year ended
	December 31,
	2014	2013

Net income (loss)	$3,567,230	$(2,278,345)

Weighted average shares of common stock outstanding
used in calculating basic EPS	174,645,803	166,663,448
Effect of dilutive preferred stock, stock options
and warrants	40,065,559	0
Weighted average shares of common stock outstanding
used in calculating diluted EPS	214,711,362	166,663,448

Basic Earnings (Loss) per share	$0.01	$(0.01)

Diluted Earnings (Loss) per share	$0.01	$(0.01)

The following table summarizes the securities convertible into common stock that were outstanding as at December 31, 2014 and 2013 and (i) were included in the computation of diluted income per share for the year ended December 31, 2014 and (ii) were not included in the computation of diluted loss per share for the year ended December 31, 2013 because their effect would have been anti-dilutive.  See note 11 for additional details.

	2014	2013

Class 3 Preference Shares	17,176,818	17,176,818
Class 4 Preference Shares	10,912,265	10,912,265
Stock options – 2012 Omnibus Securities and Incentive Plan	17,264,495	14,193,000
Stock options – Second Amended and Restated Stock Option Plan	7,892,175	10,074,500
Warrants	4,959,206	11,952,269

14. Supplemental Cash Flow Information

For each of the years presented, the Company did not pay any cash income taxes or cash interest expense.

15. Commitments and Contingencies

Commitments

The Company has operating lease commitments for its premises in the United States (Plainview, New York; New York, New York; and Sanford, Florida), Canada (Toronto, Ontario and Vancouver, British Columbia), United Kingdom (London, England) and China (Beijing; Shanghai; and Shenzhen).  In addition, the Company has operating leases for certain computer hardware and infrastructure equipment.  Future minimum annual payments over the next five years and thereafter (exclusive of taxes, insurance and maintenance costs) under these commitments are as follows:

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
December 31, 2014 and 2013

	Operating Leases			Minimum
	Gross	Recovery	Net	Guarantees	Total
2015	$1,489,474	$(758,835)	$730,639	$4,836,697	$5,567,336
2016	1,021,964	(721,732)	300,232	1,959,267	2,259,499
2017	478,201	(390,711)	87,490	1,251,670	1,339,160
2018	45,831	-	45,831	239,388	285,219
2019	18,844	-	18,844	-	18,844
Thereafter	10,000	-	10,000	-	10,000
	$3,064,314	$(1,871,278)	$1,193,036	$8,287,022	$9,480,058

The Company periodically enters into contracts with customers in which the Company guarantees the customer a minimum amount of revenue share for services the Company provides under the contract.  The minimum guarantees shown above primarily relate to (i) these minimum fixed revenue guarantees that the Company has committed to its customers over the next 4 years and (ii) minimum fixed bandwidth fees commitments with certain vendors over the next 12 to 18 months.  As at balance sheet date, the Company believes that the future commitments are probable.  During the years ended December 31, 2014 and 2013, the company recorded $787,064 and $693,171, respectively, related to these minimum guarantee agreements.

The Company has subleased a portion of its Toronto office, which is expected to generate a total recovery of $1,871,278 over the next three years.

Rent expense for the years ended December 31, 2014 and 2013 was $1,207,253 and $1,261,482, respectively, which includes rent expense to Renaissance, a related party, of $430,344 in both years.

Contingencies

During the ordinary course of its business activities, the Company may be contingently liable for litigation and a party to claims.  Management believes that adequate provisions have been made where required.  Although the extent of potential costs and losses, if any, is uncertain, management believes that the ultimate resolution of such contingencies will not have an adverse effect on the consolidated financial position or results of operations of the Company.

16. Segmented Information

The Company operates, as one reportable segment, to deliver live and on-demand content to Internet-enabled devices.  Substantially all of Company’s revenues are generated and long-lived assets are located in the United States.

17. Income Taxes

The Company is subject to income and other taxes in a variety of jurisdictions, including the United States, Canada, and various state jurisdictions.  A reconciliation of income taxes computed at the United States statutory rate to the Company's effective income tax rate is shown below.

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
December 31, 2014 and 2013

	Year ended
	December 31,
	2014	2013
Combined basic federal rate	35%	35%
Income tax benefit based on statutory income tax rate	$1,343,222	$(700,525)
Increase in income taxes resulting from:
Non-deductible expenses and state taxes	(49,476)	203,608
Increase in valuation allowance	(1,023,198)	773,763
Income tax expense	$270,548	$276,846

Deferred income taxes result principally from temporary differences in the recognition of loss carry-forwards and expense items for financial and income tax reporting purposes.  Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2014 and 2013 were as follows:

	As of,
	December 31,
	2014	2013
Current deferred tax assets
Accrued expenses and deferred revenue	$1,795,123	$1,949,840
Valuation allowance	(1,758,144)	(1,939,646)
Total current deferred tax asset	$36,979	$10,194

Non-current deferred tax assets
Intangible assets	$4,527,742	$4,566,613
Stock options	536,234	889,018
Net operating losses	38,717,025	38,522,493
Valuation allowance	(43,677,091)	(43,365,910)
Total non-current deferred tax assets	$103,910	$612,214

Non-current deferred tax liabilities
Property, plant and equipment	$(80,729)	$(610,303)
Goodwill	(1,451,526)	(1,181,752)
Foreign earnings	(60,160)	(11,331)
Total non-current deferred tax liabilities	$(1,592,415)	$(1,803,386)

Total net deferred tax liability	$(1,451,526)	$(1,180,978)

The Company has approximately $97 million in net operating tax loss (“NOLs”) carryforwards available to be applied against future years’ income that, if not utilized, will begin to expire in 2027. Various state NOLs which do not follow the federal carry forward period have historically expired and will continue to expire in the future if not utilized. The $97 million does not include $12.3 million related to tax goodwill amortization that will not be realized for financial reporting purposes until the Company is able to take a tax benefit for those deductions. Historically, the Company has entered into certain transactions that may limit the use of NOLs.  From the Company’s inception, significant losses have been recorded.  Accordingly, a valuation allowance was recorded due to the uncertainty of realizing the benefits of operating loss carryforwards and other tax deferred assets. The Company has recorded a net deferred tax liability because deferred tax liabilities related to indefinite lived intangibles cannot be offset against deferred tax assets when determining the need for a valuation allowance.

The Company accounts for income taxes in accordance with ASC Topic 740, “Income Taxes Recognition.”  The Company does not believe there are any uncertain tax provisions under ASC 740.  The Company’s federal and state tax returns remain open and subject to potential government audit for the years 2011, 2012 and 2013.

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
December 31, 2014 and 2013

18. Subsequent Event

On January 30, 2015, the Company completed the acquisition of 100% of the outstanding securities of DivX for total consideration of approximately $64.5 million.  We incurred approximately $0.8 million of acquisition-related expenses during the year ended December 31, 2014 that are included in selling, general and administrative expenses, including stock-based compensation in the Consolidated Statements of Operations and Comprehensive Income (Loss).  On closing, we issued 35,890,216 shares of common stock of the Company valued at $37.5 million and a $27 million two-year convertible promissory note (the “Note”).  The Note includes a $2 million working capital adjustment.  The Note is convertible into shares of the Company’s common stock at a conversion price of approximately $1.045 per share, subject to adjustment for stock splits and similar events, on the terms set forth in the Merger Agreement (“Merger Agreement”).  The Note bears interest at the rate of 6% per annum and matures on January 2, 2017 (the “Maturity Date”), subject to earlier conversion of the Note into shares of common stock either (i) automatically upon the receipt of all applicable stockholder and regulatory approvals or (ii) at the option of the Company or the holder if such approvals are not required and, if applicable, the waiting period provided for in applicable antitrust rules has been satisfied.  In the event the Note has not been converted prior to the Maturity Date, then in addition to principal and accrued interest on the Note (the “Repayment Amount”), the Company is obligated to pay the holder an amount in cash equal to the amount, if any, by which the fair market value (as defined in the Merger Agreement) of the Conversion Shares the holder would have received on the date immediately preceding the Maturity Date exceeds the Repayment Amount.

DivX is a leading provider of next-generation digital video solutions.  DivX licenses its technology to global brands spanning consumer electronics manufacturers, entertainment content rights holders and cable network operators.  The Company believes that by bringing together NeuLion’s managed services and DivX's technology products, we will be able to give customers the choice of either building and managing digital video platforms internally or licensing a fully integrated managed services solution.

At the time of the Company’s filing of this Form 10-K, the Company is still completing the audits for DivX for the year ended December 31, 2013 and the three months ended March 31, 2014 (the period in which DivX was operating as a component of a larger business, Rovi Corporation (“Rovi”) (NASDAQ: ROVI)) and April 1, 2014 to December 31, 2014 (the period in which DivX was operating as a stand-alone company).  As the acquisition of DivX was considered “significant” as defined by Regulation S-X, Rule 3-0, the Company is required to file an 8-K within 75 days of the acquisition, or April 15, 2015, which will include audited financial statements for the aforementioned periods as well as pro forma financial statements.

The unaudited pro forma consolidated GAAP revenues and earnings for the years ended December 31, 2013 and 2014 have not been presented as it is impracticable to provide this information as of the date of this Form 10-K.  The reasons for it being impracticable are set forth below.

• DivX has not been accounted for as a separate entity, subsidiary or division of Rovi’s business prior to April 1, 2014.

• Rovi did not manage DivX as a stand-alone business or prepare stand-alone financial statements for DivX.

• Stand-alone financial statements of DivX have never previously been prepared for the period from January 1, 2013 to March 31, 2014.

• Rovi never allocated certain corporate expenses to DivX, including interest expense, corporate overhead expenses and income taxes.