Form 10-Q
period 2015-03-31
NEULION, INC.
filed 2015-05-07
CIK 1387713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

As of May 4, 2015, there were 217,243,180 shares of the registrant’s Common Stock, $0.01 par value, outstanding.

NEULION, INC.

PART I.  FINANCIAL INFORMATION

Item 1.               Condensed Consolidated Financial Statements

NEULION, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. dollars)

	March 31,	December 31,
	2015	2014
	(unaudited)

ASSETS
Current
Cash and cash equivalents	$35,224,745	$25,898,386
Accounts receivable, net of allowance for doubtful accounts of $1,203,560 and $220,803	31,176,947	8,055,714
Income tax receivable	169,598	0
Other receivables	670,158	602,668
Inventory	268,255	304,028
Deferred tax assets, net	383,752	0
Prepaid expenses and deposits	2,259,763	1,315,113
Due from related parties	281,624	111,114
Total current assets	70,434,842	36,287,023
Property, plant and equipment, net	7,209,608	3,829,666
Intangible assets, net	27,905,851	406,196
Goodwill	12,108,595	11,327,626
Other assets	374,785	87,662
Total assets	$118,033,681	$51,938,173

LIABILITIES AND EQUITY
Current
Accounts payable	$12,200,865	$14,362,317
Accrued liabilities	8,211,394	5,247,483
Due to related parties	9,401	0
Deferred revenue	10,978,204	9,601,907
Total current liabilities	31,399,864	29,211,707
Long-term deferred revenue	1,479,823	1,018,807
Other long-term liabilities	181,384	202,333
Deferred rent liability	1,912,925	0
Convertible note	26,612,525	0
Convertible note derivative	506,482	0
Deferred tax liability	3,694,325	1,451,526
Total liabilities	65,787,328	31,884,373

Redeemable preferred stock, net (par value: $0.01; authorized: 50,000,000; issued and outstanding: 28,089,083)
Class 3 Preference Shares (par value: $0.01; authorized, issued and outstanding:
17,176,818)	10,000,000	10,000,000
Class 4 Preference Shares (par value: $0.01; authorized, issued and outstanding:
10,912,265)	4,962,390	4,954,867
Total redeemable preferred stock	14,962,390	14,954,867

Stockholders' equity
Common stock (par value: $0.01; shares authorized: 300,000,000; shares issued and outstanding:
217,243,180 and 178,210,006, respectively)	2,172,432	1,782,100
Additional paid-in capital	119,933,907	87,630,600
Promissory notes receivable	(209,250)	(209,250)
Accumulated deficit	(84,613,126)	(84,104,517)
Total stockholders’ equity	37,283,963	5,098,933
Total liabilities and stockholders’ equity	$118,033,681	$51,938,173

See accompanying notes

NEULION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
(unaudited)
(Expressed in U.S. dollars)

	Three months ended March 31,
	2015	2014

Revenue	$21,674,641	$13,469,582

Costs and expenses
Cost of revenue, exclusive of depreciation and amortization shown separately below	4,326,211	3,510,674
Selling, general and administrative, including stock-based compensation	9,905,552	6,354,050
Research and development	5,315,804	1,972,803
Depreciation and amortization	1,526,828	685,804
	21,074,395	12,523,331
Operating income	600,246	946,251

Other income (expense)
Loss on foreign exchange	(190,832)	(45,362)
Investment income, net	94,880	422,844
Interest on convertible note, including amortization of debt discount	(325,735)	0
Gain on revaluation of convertible note derivative	206,728	0
Other	(8,336)	0
	(223,295)	377,482
Net and comprehensive income before income taxes	376,951	1,323,733
Income taxes	(885,560)	(254,846)
Net and comprehensive income (loss)	$(508,609)	$1,068,887

Net income (loss) per weighted average number of shares
of common stock outstanding - basic	$0.00	$0.01

Weighted average number of shares
of common stock outstanding - basic	202,910,903	170,855,997

Net income (loss) per weighted average number of shares
of common stock outstanding - diluted	$0.00	$0.00

Weighted average number of shares
of common stock outstanding - diluted	202,910,903	214,405,854

See accompanying notes

NEULION, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(unaudited)
(Expressed in U.S. dollars)

			Additional	Promissory	Accumulated	Total
	Common stock		paid-in capital	Notes	deficit	equity
Balance, December 31, 2014	178,210,006	$1,782,100	$87,630,600	$(209,250)	$(84,104,517)	$5,098,933

Acquisition of DivX Corporation	35,890,216	358,902	31,546,459	—	—	31,905,361
Accretion of issuance costs
on Class 4 Preference Shares	—	—	(7,523)	—	—	(7,523)
Exercise of broker units	88,064	881	17,612	—	—	18,493
Exercise of broker warrants	228,749	2,287	(2,287)	—	—	0
Exercise of subscriber warrants	1,694,768	16,948	(16,948)	—	—	0
Exercise of stock options	1,131,377	11,314	438,936	—	—	450,250
Stock-based compensation:
Stock options	—	—	280,516	—	—	280,516
Directors compensation	—	—	46,542	—	—	46,542
Net loss	—	—	—	—	(508,609)	(508,609)
Balance, March 31, 2015	217,243,180	$2,172,432	$119,933,907	$(209,250)	$(84,613,126)	$37,283,963

See accompanying notes

NEULION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Expressed in U.S. dollars)

	Three months ended March 31,
	2015	2014
OPERATING ACTIVITIES

Net income (loss)	$(508,609)	$1,068,887
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation and amortization	1,526,828	685,804
Stock-based compensation	327,058	334,818
Amortization of debt discount	59,434	0
Gain on revaluation of convertible note derivative	(206,728)	0
Deferred income taxes	794,779	254,846

Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	548,120	(61,273)
Income tax receivable	3,597,015	0
Other receivables	(229,809)	(51,144)
Inventory	35,773	97,724
Prepaid expenses, deposits and other assets	444,310	153,834
Due from related parties	(170,510)	(139,658)
Accounts payable	(3,141,179)	(1,736,935)
Accrued liabilities	(2,466,202)	(822,750)
Deferred revenue	(1,162,687)	(1,463,307)
Deferred rent liability	17,976	0
Long-term liabilities	(20,949)	(18,742)
Due to related parties	9,401	(3,926)
Cash used in operating activities	(545,979)	(1,701,822)

INVESTING ACTIVITIES
Cash acquired from acquisition of DivX Corporation	9,717,779	0
Purchase of property, plant and equipment	(314,184)	(104,936)
Cash provided by (used in) investing activities	9,403,595	(104,936)

FINANCING ACTIVITIES
Proceeds from exercise of stock options	450,250	358,147
Proceeds from exercise of broker units	18,493	126,013
Cash provided by financing activities	468,743	484,160

Net increase (decrease) in cash and cash equivalents, during the period	9,326,359	(1,322,598)
Cash and cash equivalents, beginning of period	25,898,386	19,644,270
Cash and cash equivalents, end of period	$35,224,745	$18,321,672

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$91,453	$-

Supplemental disclosure of non-cash activities:
Par value of shares of common stock issued upon exercise of cashless warrants	$19,235	$6,699

Accretion of issuance costs on Class 4 Preference Shares	$7,523	$7,523

Issuance of shares of common stock upon acquisition of DivX Corporation	$31,905,361	$-

Issuance of convertible note upon acquisition of DivX Corporation	$27,000,000	$-

See accompanying notes

NEULION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
Information as at March 31, 2015 and for the three months ended
March 31, 2015 and 2014 (unaudited)

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

The Company is a provider of customized, end-to-end, interactive content services for a wide range of professional and collegiate sports properties, cable networks and operators, content owners and distributors, and telecommunication companies. With a fundamental shift in the way media is now being consumed, technological advancements are affecting how, when and where consumers connect to content. The Company’s technology enables its customers to seamlessly manage and deliver interactive and high-quality content, up to ultra HD/4K screen resolution, to multiple types of Internet-enabled devices such as PCs, smartphones and tablets. The Company’s cloud-based technology platform offers a variety of digital technology and services for content rights holders, including content ingestion, live encoding, live video editing, digital rights management, advertising insertion and management, pay flow and premium content payment support, video player software development kits, multi-platform device delivery, content management, subscriber management, digital rights management, billing services, app development, website design, analytics and reporting. As a result of the DivX acquisition, NeuLion offers technology and products that enable premium screen resolution, also up to ultra HD/4K, for a wide range of Internet-enabled devices that include smart TVs, smartphones and tablets.

2. Basis of Presentation and Significant Accounting Policies

The Company’s accounting policies are consistent with those presented in its annual consolidated financial statements as at December 31, 2014.  These interim unaudited condensed consolidated financial statements do not include all footnote disclosures required by U.S. generally accepted accounting principles (“GAAP”) for annual financial statements and therefore should be read in conjunction with the audited consolidated financial statements, including the notes thereto, for the year ended December 31, 2014, as they appear in the Company’s Annual Report on Form 10-K.

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

In the opinion of management, these interim unaudited condensed consolidated financial statements contain all of the adjustments of a normal and recurring nature necessary to present fairly the Company’s financial position as at March 31, 2015 and December 31, 2014 and the results of operations and cash flows for the three months ended March 31, 2015 and 2014.  The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the entire year.

The accompanying condensed consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the interim unaudited condensed consolidated financial statements.  As of March 31, 2015, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, have not changed except for the following.

Revenue recognition

The Company recognizes revenue for transactions to sell products and to license technology when four revenue recognition criteria have been met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price to the buyer is fixed or determinable and collectability is reasonably assured. Revenue from multiple-element arrangements is allocated among separate elements based on their estimated sales prices, provided the elements have value on a stand-alone basis, there is objective and reliable evidence of sales price, the arrangement does not include a general right of return relative to the delivered item and delivery or performance of the undelivered item(s) is considered probable and substantially in the Company’s control. The maximum revenue recognized on a delivered element is limited to the amount that is not contingent upon the delivery of additional items.

NEULION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
Information as at March 31, 2015 and for the three months ended
March 31, 2015 and 2014 (unaudited)

The Company’s licensing revenue is primarily derived from royalties paid to the Company by licensees of the Company’s intellectual property rights. Revenue in such transactions is recognized during the period in which such customers report to the Company the number of royalty-eligible units that they have shipped. Revenue from guaranteed minimum-royalty licenses is recognizable upon delivery of the technology license when no further obligations of the Company exist. In certain guaranteed minimum-royalty licenses, the Company enters into extended payment programs with customers. Revenue related to such extended payment programs is recognized at the earlier of when cash is received or when periodic payments become due to the Company. If the Company receives non-refundable advance payments from licensees that are allocable to a future contract period or could be creditable against other obligations of the licensee to it, the recognition of the related revenue is deferred until such future period or creditable obligation lapses. Royalties and other license fees are recorded net of reserves for estimated losses, and are recognized when all revenue recognition criteria have been met. The Company makes judgments as to whether collectability can be reasonably assured based on the licensee’s recent payment history unless significant and persuasive evidence exists that the customer is creditworthy. In the absence of a favorable collection history or significant and persuasive evidence that the customer is creditworthy, the Company recognizes revenue upon receipt of cash, provided that all other revenue recognition criteria have been met.

Deferred rent

Rent expense on non-cancellable leases containing known future scheduled rent increases are recorded on a straight-line basis over the term of the respective leases beginning when the Company takes possession of the leased property. The difference between rent expense and rent paid is accounted for as deferred rent. Landlord construction allowances and other such lease incentives are recorded as deferred rent and are amortized on a straight-line basis as a reduction to rent expense.

Recently issued accounting standards

In May 2014, the FASB issued guidance on revenue recognition. This guidance provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. This guidance is effective for interim and annual reporting periods beginning after December 15, 2016, early adoption is not permitted, and must be applied retrospectively or modified retrospectively. We expect to adopt this guidance on January 1, 2017.  In April 2015, the FASB proposed a deferral of the effective date of this ASU by one year, but permits entities to adopt one year earlier if they choose. The proposal to defer the effective date is currently not approved.   We are currently evaluating the impact of this guidance on our operations and therefore have not yet determined the impact the adoption of this guidance will have on our financial position, results of operations or cash flows, if any.

In April 2015, the FASB issued an ASU which requires that debt issuance costs be presented in the balance sheet as a direct reduction to the carrying amount of the associated debt liability, consistent with debt discounts. Currently debt issuance costs are recognized as an asset. The ASU is effective for the Company in the first quarter of 2016 and is required to be applied retrospectively. Early adoption is permitted. The Company does not expect the adoption of this standard to have a material impact on its results of operations, financial position, and cash flows.

3. Business Combination

On January 30, 2015, the Company completed the acquisition of 100% of the outstanding securities of DivX for total consideration of approximately $59.0 million.  On closing, the Company issued 35,890,216 shares of common stock of the Company valued at $31.9 million on the issuance date and a $27 million two-year convertible promissory note (the “Note”).  Upon receiving shareholder approval, expected prior to June 30, 2015, the Note will be convertible into shares of the Company’s common stock (“Conversion Shares”) at a conversion price of approximately $1.045 per share, subject to adjustment for stock splits and similar events, on the terms set forth in the Merger Agreement (“Merger Agreement”). The Note bears interest at the rate of 6% per annum and matures on January 2, 2017 (the “Maturity Date”), subject to earlier conversion of the Note into shares of common stock automatically upon the receipt of applicable stockholder and regulatory approvals. In the event the Note has not been converted prior to the Maturity Date, then in addition to principal and accrued interest on the Note (the “Repayment Amount”), the Company is obligated to pay the holder an amount in cash equal to the amount, if any, by which the fair market value (as defined in the Merger Agreement) of the Conversion Shares the holder would have received on the date immediately preceding the Maturity Date exceeds the Repayment Amount.

NEULION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
Information as at March 31, 2015 and for the three months ended
March 31, 2015 and 2014 (unaudited)

The acquisition was accounted for using the purchase method of accounting in accordance with Accounting Standards Codification 805 — Business Combinations.  Accordingly, the results of operations of DivX have been included in the accompanying condensed consolidated financial statements since the date of acquisition. The purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed based upon the respective estimates of fair value as of the date of the acquisition, which remain preliminary as of March 31, 2015, and using assumptions that the Company’s management believes are reasonable given the information currently available. The Company is in the process of completing its valuation of certain intangible assets and the valuation of the acquired deferred tax assets and liabilities. The final allocations of the purchase price to intangible assets, deferred tax assets and liabilities may differ materially from the information presented in these unaudited condensed consolidated financial statements.

The process for estimating the fair values of identifiable intangible assets and certain tangible assets requires the use of significant estimates and assumptions, including estimating future cash flows and developing appropriate discount rates. Definitive allocations are being performed and finalized based on certain valuations and other studies performed by the Company with the services of outside valuation specialists.

The Company incurred approximately $0.8 million of acquisition-related expenses during the year ended December 31, 2014.  The Company incurred $0.4 million of acquisition-related expenses during the three months ended March 31, 2015 that are included in selling, general and administrative expenses, including stock-based compensation in the condensed consolidated statements of operations and comprehensive income.

The total purchase price for DivX has been preliminarily allocated as follows:

Cash	$9,717,779
Accounts receivable	7,000,727
Contracts receivable	16,668,000
Income tax receivable	3,766,613
Other receivables	247,656
Prepaid expenses	1,341,581
Deferred tax asset	383,752
Other assets	334,502
Property and equipment, net	3,592,241
Intangible assets	28,500,000
Goodwill	781,595
Accounts payable	(720,896)
Accrued liabilities	(5,528,650)
Deferred revenue	(3,000,000)
Deferred tax liability	(2,154,202)
Deferred rent liability	(1,912,253)
Net assets acquired	$59,018,445

The following are the identifiable intangible assets acquired and their respective useful lives, as determined based on preliminary valuations:

		Useful Life
	Amount	(years)
Developed technology	$14,400,000	5
Customer relationships	9,400,000	5
Trademarks	4,700,000	7
	$28,500,000

NEULION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
Information as at March 31, 2015 and for the three months ended
March 31, 2015 and 2014 (unaudited)

The preliminary fair value of the intangible assets has been estimated using the income approach in which the after-tax cash flows are discounted to present value. The cash flows are based on estimates used to price the transaction, and the discount rates applied were benchmarked with reference to the implied rate of return from the transaction model as well as the weighted-average cost of capital.

The estimated remaining amortization expense for 2015 and for each of the four succeeding years and thereafter is as follows:

2015	$4,978,417
2016	5,431,000
2017	5,431,000
2018	5,431,000
2019	5,431,000
Thereafter	1,797,583
$28,500,000

Contracts Receivable

The purchase price allocation includes estimated contract receivables of $16.7 million, which are attributable to an adjustment to record the fair value of assumed contractual payments due to DivX for which no additional obligation exists in order to receive such payments.  These contractual payments are for fixed multi-year site licenses and guaranteed minimum-royalty licenses.

DivX’s revenue is primarily derived from royalties paid by licensees to acquire intellectual property rights.  Revenue in such transactions is recognized during the period in which such customers reported the number of royalty-eligible units that they have shipped.  As the first royalty reports received from customers post-acquisition were for shipments made prior to the acquisition, these amounts did not meet the requirements for the Company to recognize the revenue; however, the cash payments associated with these reports will be received by the Company.

In certain multi-year site licenses and guaranteed minimum-royalty licenses, DivX, under previous ownership, entered into extended payment programs.  Revenue related to such extended payment programs was recognized at the earlier of when cash was received or when periodic payments became due. The payment terms extend over the term of the multi-year license, and the remaining contractual payments that existed at the acquisition date will be received by the Company.  As the Company assumed no additional obligations under such contracts, these payments are considered a fixed payment stream, rather than revenue. This fixed payment stream is accounted for as an element of accounts receivable and included as part of the acquisition accounting.

The fair value of the remaining contractual payment due under the applicable contracts is estimated by calculating the discounted cash flows associated with such future billings. Although the Company has not recognized revenue as it collects the corresponding site license payments under these pre-acquisition contracts, the Company has recognized interest income at the discount rate of the contract receivable.  Interest income recognized during the three months ended March 31, 2015 was $85,346.

Pro Forma Financial Information

The unaudited financial information in the table below summarizes the combined results of operations of the Company and DivX, on a pro forma basis, as though the Company had acquired DivX on January 1, 2015.  The pro forma information for all periods presented also includes the effects of business combination accounting resulting from the acquisition, including amortization charges from acquired intangibles assets.

Three months ended
March 31, 2015
Total revenue	$23,913,773
Net loss	$(2,955,000)
Earnings per share – basic and diluted	$0.00

NEULION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
Information as at March 31, 2015 and for the three months ended
March 31, 2015 and 2014 (unaudited)

The unaudited pro forma consolidated GAAP revenues and earnings for the three months ended March 31, 2014 have not been presented as it is impracticable to provide this information as of the date of this Form 10-Q. The reasons for it being impracticable are set forth below:

•	Rovi Corporation (“Rovi”), the owners of the DivX business prior to April 1, 2014, did not manage DivX as a stand-alone business or account for DivX as a separate entity, subsidiary or division.
•	Rovi never allocated certain corporate expenses to DivX, including interest expense, overhead and income taxes.
•	Rovi did not prepare stand-alone financial statements for DivX for the period from January 1, 2014 to March 31, 2014, the period for which pro forma financial information is required to be provided.
•
While the Company has requested the information from Rovi to prepare the required pro forma financial information – it has not yet received such financial information. The Company expects to receive this information prior to June 30, 2015.

4. Inventory

Inventory consists of the following:

	As of
	March 31,	December 31,
	2015	2014

Raw materials	$7,178	$10,723
Finished goods	261,077	293,305
	$268,255	$304,028

5. Economic Dependence and Concentration of Credit Risk

For the three months ended March 31, 2015, the National Hockey League (NHL) and LG Electronics accounted for 25% of revenue:  13% and 12%.  For the three months ended March 31, 2014, the NHL accounted for 20% of revenue.

As of March 31, 2015, two customers accounted for 47% of accounts receivable:  33% and 14%.  As at December 31, 2014, three customers accounted for 53% of accounts receivable: 28%, 13% and 12%.

As of March 31, 2015, three customers accounted for 67% of accounts payable: 46%, 11% and 10%.  As at December 31, 2014, two customers accounted for 59% of accounts payable: 49% and 10%.

As of March 31, 2015, 57% of the Company’s cash and cash equivalents were held in accounts with a U.S. bank that received a BBB+ rating from Standard and Poor’s and an A3 rating from Moody’s.

6. Related Party Transactions

The Company has entered into certain transactions and agreements in the normal course of operations with related parties.  Significant related party transactions are as follows:

KyLin TV, Inc. (“KyLin TV”)

KyLin TV is an Internet Protocol television (“IPTV”) company that is controlled by the Chairman of the Board of Directors of the Company.  On June 1, 2008, the Company entered into an agreement with KyLin TV to build and deliver the setup and back office operations for KyLin TV’s IPTV service.  Effective April 1, 2012, the Company amended its agreement with KyLin TV, such that, in addition to the services previously provided, KyLin TV was appointed the exclusive distributor of the Company’s business to consumer (“B2C”) IPTV interests.  As exclusive distributor, KyLin TV obtains, advertises and markets all of the Company’s B2C content, in accordance with the terms of the amendment.  Accordingly, KyLin TV records the gross revenues from the Company’s B2C content as well as the associated license fees, whereas the Company records revenues in accordance with the revised fee schedule in the amendment.  The Company also provides and charges KyLin TV for administrative and general corporate support.  The amounts charged for these services provided by the Company for the three months ended March 31, 2015 and 2014 were $29,670 and $30,687, respectively, and are recorded as a recovery in selling, general and administrative expense.

New York Islanders Hockey Club, L.P. (“New York Islanders”)

The Company provides IT-related professional services and administrative services to the New York Islanders, a professional hockey club that is majority owned by the Chairman of the Board of Directors of the Company.

NEULION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
Information as at March 31, 2015 and for the three months ended
March 31, 2015 and 2014 (unaudited)

Renaissance Property Associates, LLC (“Renaissance”)

The Company provides IT-related professional services to Renaissance, a real estate management company owned by the Chairman of the Board of Directors of the Company.  In June 2009, the Company signed a sublease agreement with Renaissance for office space in Plainview, New York.  The sublease agreement expired in December 2013, and the Company is now leasing this office on a month-to-month basis.  Rent expense paid by the Company to Renaissance for the three months ended March 31, 2015 and 2014 of $107,586 and $107,586, respectively, inclusive of taxes and utilities, is included in selling, general and administrative expense.

Smile Train, Inc. (“Smile Train”)

The Company provides IT-related professional services to Smile Train, a public charity whose founder and significant benefactor is the Chairman of the Board of Directors of the Company.

The Company recognized revenue from related parties as follows:

	Three months ended March 31,
	2015	2014

New York Islanders	$78,863	$75,177
Renaissance	30,000	30,000
Smile Train	24,000	24,000
KyLin TV	165,116	220,587
	$297,979	$349,764

The amounts due from (to) related parties are as follows:

	As of
	March 31,	December 31,
	2015	2014

New York Islanders	$(9,401)	$2,910
Renaissance	625	588
Smile Train	27	27
KyLin TV	280,972	107,589
	$272,223	$111,114

7.  Intangible Assets

	As of March 31, 2015
		Accumulated	Net book
	Cost	amortization	value

Customer relationships	$20,903,000	$11,665,244	$9,237,756
Completed technology	16,000,000	1,920,000	14,080,000
Trademarks	4,995,000	406,905	4,588,095
	$41,898,000	$13,992,149	$27,905,851

NEULION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
Information as at March 31, 2015 and for the three months ended
March 31, 2015 and 2014 (unaudited)

	As of December 31, 2014
		Accumulated	Net book
	Cost	amortization	value

Customer relationships	$11,503,000	$11,336,804	$166,196
Completed technology	1,600,000	1,360,000	240,000
Trademarks	295,000	295,000	0
	$13,398,000	$12,991,804	$406,196

8. Convertible Note

On January 30, 2015, the Company completed the acquisition of 100% of the outstanding securities of DivX for total consideration of approximately $59.0 million.  On closing, the Company issued 35,890,216 shares of common stock of the Company valued at $31.9 million on the issuance date and a $27 million two-year convertible promissory Note.  Subject to receiving shareholder approval, expected prior to June 30, 2015, the Note is convertible into shares of the Company’s common stock at a conversion price of approximately $1.045 per share, subject to adjustment for stock splits and similar events, on the terms set forth in the Merger Agreement. The Note bears interest at the rate of 6% per annum and matures on January 2, 2017, subject to earlier conversion of the Note into shares of common stock automatically upon the receipt of applicable stockholder and regulatory approvals. In the event the Note has not been converted prior to the Maturity Date, then in addition to the Repayment Amount, the Company is obligated to pay the holder an amount in cash equal to the amount, if any, by which the fair market value (as defined in the Merger Agreement) of the Conversion Shares the holder would have received on the date immediately preceding the Maturity Date exceeds the Repayment Amount.

Accounting for the Note

If certain criteria are met, companies must bifurcate certain embedded features from their host instruments and account for them as free-standing derivative instruments.  The Company has evaluated the noteholder’s right to receive any positive intrinsic value in the Company’s stock at the maturity date of the Note and determined that the embedded conversion option should be bifurcated.  The Company determined that the fair value of the derivative liability on the acquisition date was $713,210 and on March 31, 2015 was $506,482, and accordingly recorded a $206,728 gain on the condensed consolidated statements of operations and comprehensive income (loss) to reflect the change in fair value of the derivative liability.  The Company’s determination of the fair value of the derivative liability was based on a 90% probability that the Note will be converted by June 30, 2015.  If that probability was reduced, the fair value of derivative liability would be higher.  The Company recorded interest expense on the convertible note of $266,301 and $59,434 of interest expense on the amortization of the debt discount.  Additionally, the Company analyzed the conversion feature and determined that the effective conversion price was higher than the market price at the date of issuance; therefore no beneficial conversion feature was recorded.

9.  Earnings (Loss) Per Share

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

NEULION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
Information as at March 31, 2015 and for the three months ended
March 31, 2015 and 2014 (unaudited)

The following table presents the calculation of basic and diluted EPS:

	Three months ended
	March 31,
	2015	2014

Net income (loss)	$(508,609)	$1,068,887

Weighted average shares of common stock outstanding
used in calculating basic EPS	202,910,903	170,855,997
Effect of dilutive preferred stock, stock options
and warrants	0	43,549,857
Weighted average shares of common stock outstanding
used in calculating diluted EPS	202,910,903	214,405,854

Basic Earnings per Share	$0.00	$0.01

Diluted Earnings per Share	$0.00	$0.00

The following table summarizes the securities convertible into common stock that were outstanding as at March 31, 2015 and 2014 and (i) were included in the computation of diluted income per share for the three months ended March 31, 2014 and (ii) were not included in the computation of diluted income per share for the three months ended March 31, 2015 because their effect would have been anti-dilutive.
	2015	2014

Class 3 Preference Shares	17,176,818	17,176,818
Class 4 Preference Shares	10,912,265	10,912,265
Stock options – Amended and Restated 2012 Omnibus Securities and Incentive Plan	17,162,245	13,774,000
Stock options – Fourth Amended and Restated Stock Option Plan	6,162,175	9,445,625
Warrants	3,819,482	11,628,006

10. Segmented Information

The Company’s assets and operations are located primarily in the United States. The Company operates in one segment. Our chief operating decision-maker reviews our operating results on an aggregate basis and manages our operations as a single operating segment.  Total revenue from customers, based on the location of the customers, was as follows:

	Three months ended March 31,
	2015		2014

North America	$15,774,092	73%	$12,558,529	93%
Asia	3,933,723	18%	39,928	0%
Europe	1,141,807	5%	656,628	5%
Australia	825,019	4%	214,497	2%
	$21,674,641	100%	$13,469,582	100%

As of March 31, 2015 and December 31, 2014, property and equipment at locations outside the U.S. was not material.

11. Contingencies

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

NEULION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
Information as at March 31, 2015 and for the three months ended
March 31, 2015 and 2014 (unaudited)

12. Income Taxes

The provision for income taxes during 2015 and 2014 periods is primarily comprised of current and deferred tax expense in profitable cost-plus foreign jurisdictions, changes in deferred tax liabilities that cannot be offset by deferred tax assets and foreign withholding taxes.  Due to the full valuation allowance on our U.S. net deferred tax assets, we do not incur significant U.S. income tax expense or benefit.

As of March 31, 2015, we continued to provide a full valuation allowance against essentially all of our U.S. deferred tax assets as we do not believe that it is more likely than not that we will realize a benefit from those assets.  We have not recorded a valuation allowance against certain foreign net deferred tax assets as we believe that it is more likely than not that we will realize a benefit from those assets.

The Company does not believe there are any uncertain tax provisions under ASC 740. The Company's federal and state tax returns remain open for the years 2011, 2012, 2013 and 2014.

13.  Investment Income and Interest Expense, net

Investment income for the three months ended March 31, 2014 includes proceeds of $420,935, which were received during the three months ended March 31, 2014, upon the sale of an over-the-counter stock that previously had a nominal recorded value.  Interest expense for the three months ended March 31, 2015 includes $266,301 of accrued interest on the convertible note and $59,434 of interest on the amortization of the debt discount.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis (“MD&A”) of the financial condition and results of operations of the Company should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes for the three months ended March 31, 2015 and 2014, which have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). All dollar amounts are in U.S. dollars (“US$” or “$”) unless stated otherwise. As at May 4, 2015 the Bank of Canada noon rate for conversion of United States dollars to Canadian dollars (“CDN$”) was US$1 to CDN$1.2111.

Our MD&A is intended to enable readers to gain an understanding of our current results and financial position. To do so, we provide information and analysis comparing the results of operations and financial position for the current period to those of the preceding comparable period. We also provide analysis and commentary that we believe is required to assess our future prospects. Accordingly, certain sections of this report contain forward-looking statements that are based on current plans and expectations. These forward-looking statements are affected by risks and uncertainties that are discussed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014 and below in the section titled “Cautions Regarding Forward-Looking Statements” and that could have a material impact on future prospects. Readers are cautioned that actual results could vary from those forecasted in this MD&A.

Cautions Regarding Forward-Looking Statements

This MD&A contains certain forward-looking statements that reflect management’s expectations regarding our growth, results of operations, performance and business prospects and opportunities.

Statements about our future plans and intentions, results, levels of activity, performance, goals, achievements or other future events constitute forward-looking statements. Wherever possible, words such as “may,” “will,” “should,” “could,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” or “potential” or the negative or other variations of these words, or similar words or phrases, have been used to identify these forward-looking statements. These statements reflect management’s current beliefs and are based on information available to management as of the date of this Quarterly Report on Form 10-Q.

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

Our core business and business model have evolved from being a provider of professional information technology services and international programming to a provider of customized, end-to-end, interactive content services for a wide range of professional and collegiate sports properties, cable networks and operators, content owners and distributors, and telecommunication companies. With a fundamental shift in the way media is now being consumed, technological advancements are affecting how, when and where consumers connect to content. Our technology enables our customers to seamlessly manage and deliver interactive and high quality content (up to ultra HD/4K screen resolution), to multiple types of Internet-enabled devices such as PCs, smartphones and tablets. Our cloud-based technology platform offers a variety of digital technology and services for content rights holders, including content ingestion, live encoding, live video editing, digital rights management, advertising insertion and management, pay flow and premium content payment support, video player software development kits, multiplatform device delivery, content management, subscriber management, digital rights management, billing services, app development, website design, analytics and reporting. To our new consumer electronics manufacturing customers gained in the DivX acquisition, NeuLion offers technology and products that enable premium screen resolution, also up to ultra HD/4K, for a wide range of Internet-enabled devices that include smart TVs, smartphones and tablets.

Recent Development

On January 30, 2015, we completed the acquisition of 100% of the outstanding securities of DivX for total consideration of approximately $59.0 million.  We incurred approximately $0.8 million of acquisition-related expenses during the year ended December 31, 2014 and $0.4 million during the three months ended March 31, 2015.  On closing, we issued 35,890,216 shares of common stock of the Company valued at $31.9 million and a $27 million two-year convertible promissory note (the “Note”).    The Note is convertible into shares of the Company’s common stock (“Conversion Shares”) at a conversion price of approximately $1.045 per share, subject to obtaining stockholder approval of the conversion, and the conversion price adjusts for stock splits and similar events, on the terms set forth in the Merger Agreement (“Merger Agreement”).  The Note bears interest at the rate of 6% per annum and matures on January 2, 2017 (the “Maturity Date”), subject to earlier conversion of the Note into shares of common stock automatically upon the receipt of applicable stockholder and regulatory approvals.  In the event the Note has not been converted prior to the Maturity Date, then in addition to principal and accrued interest on the Note (“the Repayment Amount”), the Company is obligated to pay the holder an amount in cash equal to the amount, if any, by which the fair market value (as defined in the Merger Agreement) of the Conversion Shares the holder would have received on the date immediately preceding the Maturity Date exceeds the Repayment Amount.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the date of acquisition.

Cash	$9,717,779
Accounts receivable	7,000,727
Contracts receivable	16,668,000
Income tax receivable	3,766,613
Other receivables	247,656
Prepaid expenses	1,341,581
Deferred tax asset	383,752
Other assets	334,502
Property and equipment, net	3,592,241
Intangible assets	28,500,000
Goodwill	781,595
Accounts payable	(720,896)
Accrued liabilities	(5,528,650)
Deferred revenue	(3,000,000)
Deferred tax liability	(2,154,202)
Deferred rent liability	(1,912,253)
Net assets acquired	$59,018,445

The results of operations for DivX have been included in our consolidated statement of operations and comprehensive income from February 1, 2015 to March 31, 2015 and are summarized below:

	February 1, 2015 - March 31, 2015
	GAAP	non-GAAP
Total revenue	$5,207,696	$9,169,999
Net loss	$(2,646,596)	N/A
Adjusted EBITDA	N/A	$2,945,987

We have provided GAAP to non-GAAP reconciliations below.

Key Performance Indicators

	3 mos.	3 mos.		12 mos.	12 mos.
	Q1 2015	Q1 2014%		Q1 2015	Q1 2014%
	(unaudited)			(unaudited)
	(millions)	(millions)	change	(millions)	(millions)	change
Financial Indicators:

Total Revenue - GAAP	$21.7	$13.5	61%	$63.7	$48.7	31%
Total Revenue - non-GAAP (1)	$25.6	-	-	$67.7	-	-

Revenue - organic	$16.5	$13.5	22%	$58.5	$48.7	20%
Revenue - DivX	$5.2	$0.0	-	$5.2	$0.0	-
Revenue - DivX (non-GAAP) (1)	$9.2	$0.0	-	$9.2	$0.0	-

Revenue by Category of Customer (GAAP):
Platform - Pro Sports	$7.8	$6.3	24%	$26.7	$22.0	21%
Platform - College Sports	$3.3	$3.8	-13%	$13.3	$13.4	-1%
Platform - TV Everywhere	$5.4	$3.4	59%	$18.5	$13.3	39%
Consumer Electronic	$4.1	$0.0	-	$4.1	$0.0	-
Main Concept	$0.9	$0.0	-	$0.9	$0.0	-
Other	$0.2	$0.0	-	$0.2	$0.0	-

Revenue by Category of Customer (non-GAAP):
Consumer Electronic (1)	$7.6	$0.0	-	$7.6	$0.0	-
Main Concept (1)	$1.4	$0.0	-	$1.4	$0.0	-
Other (1)	$0.2	$0.0	-	$0.2	$0.0	-

Cost of Revenue as a % of Revenue (2)	20%	26%	6 pp	23%	27%	4 pp

Non-GAAP Adjusted EBITDA (3)	$6.8	$2.0	240%	$13.2	$4.5	193%

Consolidated Net Income (Loss)	($0.5)	$1.1	-	$2.0	($0.9)	-

(1)
Since DivX was acquired by NeuLion on January 30, 2015, the purchase price allocation included an adjustment to record the fair value of assumed contractual payments due to DivX for which no or little additional obligations existed in order to receive such payments. These contractual payments are for fixed multi-year site licenses and unbilled per unit royalties for units shipped prior to the acquisition. Prior to the acquisition, revenue in such transactions was recognized during the period in which such customers reported the number of royalty-eligible units that they had shipped. Revenues from annual or other license fees are recognized based on the specific terms of the license arrangement.  For instance, some of the DivX’s large CE customers have entered into agreements for which they have the right to ship an unlimited number of units over a specified term for a flat fee. The Company records the fees associated with these arrangements on a straight-line basis over the specified term. Upon closing the acquisition of DivX, because DivX assumed no additional obligations under such contracts, these fixed payments are considered a fixed payment stream, rather than revenue and are therefore treated as accounts receivable as opposed to revenue as part of the purchase accounting.  The fair value of the remaining fixed payments due under the applicable contracts is estimated by calculating the discounted cash flows associated with such fixed payments. The reduction in revenues related to the fixed payments being treated as accounts receivable as opposed to revenues has been reflected as a non-GAAP financial measure to include the effect of the excluded revenues to allow investors and analysts to make meaningful comparisons between DivX's ongoing core business operating results and those of other companies.

(2)	A percentage point (“pp”) is the unit for the arithmetic difference between two percentages.
(3)
We report non-GAAP Revenue and Adjusted EBITDA because they are key measures used by management to evaluate our results and make strategic decisions about the Company, including potential acquisitions.  Non-GAAP revenues represents GAAP revenues before purchase price accounting adjustments as a result of an acquisition.  Non-GAAP Adjusted EBITDA represents net income (loss) before interest, income taxes, depreciation and amortization, stock-based compensation, acquisition-related expenses, purchase price accounting adjustments, gain on revaluation of convertible note derivative, investment income/expense and foreign exchange gain/loss. This measure does not have any standardized meaning prescribed by U.S. GAAP and therefore is unlikely to be comparable to the calculation of similar measures used by other companies, and should not be viewed as an alternative to measures of financial performance or changes in cash flows calculated in accordance with U.S. GAAP.  Reconciliations are provided below.

Overall Performance – Three months ended March 31, 2015 vs three months ended March 31, 2014

Total GAAP revenue for the three months ended March 31, 2015 was $21.7 million, an increase of $8.2 million, or 61%, compared to $13.5 million for the three months ended March 31, 2014.  DivX accounted for $5.2 million of the increase in total revenue.  The remaining increase in total revenue of $3.0 million, or 22%, was primarily attributable to an increase in revenue in our Pro Sports category of customer of $1.5 million and TV Everywhere category of customer of $2.0 million, partially offset by a decrease in our College Sports category of customer of $0.5 million.

Total non-GAAP revenue for the three months ended March 31, 2015 was $25.6 million, an increase of $12.1 million, or 90%, compared to $13.5 million for the three months ended March 31, 2014.  DivX accounted for $9.2 million of the increase in non-GAAP revenue.

Cost of revenue as a percentage of total revenue was 20% for the three months ended March 31, 2015, compared with 26% for the three months ended March 31, 2014. The 6 percentage point improvement in cost of revenue as percentage of total revenue was due to the acquisition of DivX (3 percentage points) and improved broadcast operating costs (3 percentage points).

Our non-GAAP Adjusted EBITDA (as defined above and reconciled below) was $6.8 million for the three months ended March 31, 2015, compared with $2.0 million for the three months ended March 31, 2014. The $4.8 million improvement in non-GAAP Adjusted EBITDA was due to the acquisition of DivX whose non-GAAP Adjusted EBITDA was $2.9 million and an organic improvement in non-GAAP Adjusted EBITDA of $1.9 million.

Our consolidated net loss for the three months ended March 31, 2015 was $0.5 million, or $0.00 per basic and diluted share of common stock, compared with net income of $1.1 million, or income of $0.01 per basic common share of common stock and $0.00 per diluted share of common stock, for the three months ended March 31, 2014.

Reconciliation of GAAP Total Revenue to non-GAAP Total Revenue:

	Organic		DivX		Consolidated
	Three months ended March 31,		Three months ended March 31,		Three months ended March 31,
	2015	2014	2015	2014	2015	2014

GAAP Total Revenue	$16,466,945	$13,469,582	$5,207,696	$-	$21,674,641	$13,469,582

Revenue excluded due to purchase accounting	0	0	3,962,303	0	3,962,303	0

Non-GAAP Total Revenue	$16,466,945	$13,469,582	$9,169,999	$-	$25,636,944	$13,469,582

We anticipate the purchase-price accounting revenue adjustments going-forward as follows:

Q2 2015	$3,874,996
Q3 2015	3,653,347
Q4 2015	3,477,772
Q1 2016	877,975
$11,884,090

Reconciliation of GAAP Net Income (Loss) to non-GAAP Adjusted EBITDA:

	Organic		DivX		Consolidated
	Three months ended March 31,		Three months ended March 31,		Three months ended March 31,
	2015	2014	2015	2014	2015	2014

Consolidated Net Income (Loss) on a GAAP basis	$2,137,987	$1,068,887	$(2,646,596)	$-	$(508,609)	$1,068,887

Revenue excluded due to purchase accounting	0	0	3,962,303	0	3,962,303	0
Depreciation and amortization	469,232	685,804	1,057,596	0	1,526,828	685,804
Stock-based compensation	327,058	334,818	0	0	327,058	334,818
Acquisition-related expenses	341,867	0	18,000	0	359,867	0
Gain on revaluation of convertible note derivative	(206,728)	0	0	0	(206,728)
Income taxes	238,388	254,846	647,172	0	885,560	254,846
Investment income (expense) and foreign exchange loss	514,175	(377,482)	(92,488)	0	421,687	(377,482)

Non-GAAP Adjusted EBITDA	$3,821,979	$1,966,873	$2,945,987	$-	$6,767,966	$1,966,873

OPERATIONS

Revenue

We earn revenue from three broad categories of customers:

Platform

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

Consumer Electronics (“CE”)

This category of customers contain all of our consumer electronics manufacturing customers.  These customers include Samsung, LG, Sharp and Toshiba.  We license our technology to consumer electronics manufacturers, generally on a one to two-year fixed fee basis, which enables our customers to provide high-quality video playback and adaptive bitrate streaming on their electronic device screens.  Our certification license verifies that the video playback process profile requirements have been tested and met, including the proper implementation of our digital rights management for secure playback of protected video streams. We also license technology such as software development kits (“SDKs”) and certification test kits to, and works with, chipset and consumer electronics manufacturers to certify their devices for reliable, secure, high-quality playback of personal and premium video content across multiple screens.

MainConcept

This category of customers contains all of our third-party video integrators and video industry customers.  We license our technology generally on a one-year fixed or variable fee basis.  MainConcept’s codec SDK provides extensive audiovisual codec and format support.  Codec enables distribution of content across the Internet and through recordable media in either physical or streamed forms.  MainConcept codecs are embedded in third party video software applications to encode and transcode content and to enable the playback of that content.  MainConcept SDKs encompass a large library of video codecs, supporting major industry codec formats in use both in consumer and professional markets.

Within each of these three categories of customers, revenue is categorized as follows:

• Setup fees - non-recurring and charged to Platform customers for design, setup and implementation services.

• Monthly/quarterly/annual fees - recurring and charged to Platform customers for ongoing hosting, support and maintenance.

• Quarterly license fees - recurring and charged to CE and MainConcept customers for licensing our technology.

• Variable fees - recurring and earned through subscriptions, usage, advertising, support and eCommerce for Platform customers and per unit fees earned for CE and MainConcept customers:

▪
Subscription revenue consists of recurring revenue based on the number of subscribers. Revenue is typically generated on a monthly, quarterly or annual basis and can be either a fixed fee per user or a variable fee based on a percentage of the subscription price.

▪	Usage fees are charged to customers for bandwidth and storage.
▪	Advertising revenues are earned through the insertion of advertising impressions on websites and in streaming video at a cost per thousand impressions.
▪	Support revenue consists of fees charged to our customers for providing customer support to their end users.
▪	eCommerce revenues are earned through providing customers with ticketing and retail merchandising web solutions.
▪	Per unit fees are earned through licensing our technology to CE and MainConcept customers.

• Equipment revenue - non-recurring, consists of the sale of set-top boxes (“STBs”) to content partners and/or end users and is recognized when title to an STB passes to our customer. Shipping revenue, STB rentals and computer hardware sales are also included in equipment revenue.

Cost and Expenses

Cost of revenue

Cost of revenue primarily consists of:

• revenue share payments to Platform customers;

• broadcast operating costs for Platform customers (teleport fees, bandwidth usage fees, colocation fees); and

• costs incurred to license certain technologies.

Selling, general and administrative expenses, including stock-based compensation

Selling, general and administrative (“SG&A”) expenses, including stock-based compensation, include:

• Wages and benefits – represents compensation for our full-time and part-time employees, excluding R&D employees shown below, as well as fees for consultants we use from time to time.  The majority of our employees are located in the US, China and Russia;

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 2015 to Three Months Ended March 31, 2014 (unaudited)

Our consolidated financial statements for the three months ended March 31, 2015 have been prepared in accordance with U.S. GAAP. A comparison of our results of operations for those periods is as follows:

	3 months ended March 31,
	2015			2014
	NeuLion	DivX	Total	NeuLion
		(1)
Revenue	$16,466,945	$5,207,696	$21,674,641	$13,469,582

Costs and expenses
Cost of revenue, exclusive of depreciation and
amortization shown separately below	3,824,708	501,503	4,326,211	3,510,674
Selling, general and administrative, including
stock-based compensation	7,312,130	2,593,422	9,905,552	6,354,050
Research and development	2,177,053	3,138,751	5,315,804	1,972,803
Depreciation and amortization	469,232	1,057,596	1,526,828	685,804
	13,783,123	7,291,272	21,074,395	12,523,331
Operating income (loss)	2,683,822	(2,083,576)	600,246	946,251

Other income (expense)
Loss on foreign exchange	(190,385)	(447)	(190,832)	(45,362)
Investment income, net	1,945	92,935	94,880	422,844
Interest on convertible note, including amortization of debt discount	(325,735)	0	(325,735)	0
Gain on revaluation of convertible note derivative	206,728	0	206,728	0
Other expense	0	(8,336)	(8,336)	0
	(307,447)	84,152	(223,295)	377,482
Net and comprehensive income before income taxes	2,376,375	(1,999,424)	376,951	1,323,733
Income taxes	(238,388)	(647,172)	(885,560)	(254,846)
Net and comprehensive income (loss)	$2,137,987	$(2,646,596)	$(508,609)	$1,068,887

(1) Results for DivX are for the period from February 1, 2015 to March 31, 2015.

Revenue

Revenue increased to $21.7 million for the three months ended March 31, 2015 from $13.5 million for the three months ended March 31, 2014.  Revenue for DivX for the three months ended March 31, 2015 was $5.2 million. Total revenue includes revenue from Platform, CE and MainConcept customers and is comprised of set-up fees, annual/quarterly/monthly fixed fees, quarterly fixed fees, variable fees and equipment revenue. Period-over-period variances in each sector are detailed below.

Platform

Pro Sports

Revenue from Pro Sports customers increased to $7.8 million for the three months ended March 31, 2015 from $6.3 million for the three months ended March 31, 2014. The $1.5 million improvement was primarily the result of an increase in variable subscription and usage fees.

College Sports

Revenue from College Sports customers decreased to $3.3 million for the three months ended March 31, 2015 from $3.8 million for the three months ended March 31, 2014. The $0.5 million decrease was primarily a result of a decrease in variable subscription fees as the Company lost its ability to sell subscriptions for certain colleges, as these rights were taken back by their respective conferences.

TV Everywhere

Revenue from TV Everywhere customers increased to $5.4 million for the three months ended March 31, 2015 from $3.4 million for the three months ended March 31, 2014.  The $2.0 million increase was primarily the result of an increase in monthly/annual fixed fees and variable support and usage fees.

Consumer Electronics

Revenue from CE customers increased to $4.1 million for the three months ended March 31, 2015 from $0 million for the three months ended March 31, 2014.  The $4.1 million increase was the result of the acquisition of DivX.

MainConcept

Revenue from MainConcept customers increased to $0.9 million for the three months ended March 31, 2015 from $0 million for the three months ended March 31, 2014.  The $0.9 million increase was the result of the acquisition of DivX.

Other

Revenue from Other customers increased to $0.2 million for the three months ended March 31, 2015 from $0 million for the three months ended March 31, 2014.  The $0.2 million increase was the result of the acquisition of DivX.

Costs of Revenue

Cost of revenue increased to $4.3 million for the three months ended March 31, 2015 from $3.5 million for the three months ended March 31, 2014.  Cost of revenue as a percentage of revenue improved from 26% for the three months ended March 31, 2014 to 20% for the three months ended March 31, 2015. The 6 percentage point improvement (as a percentage of revenue) primarily resulted from improved broadcast operating costs and the acquisition of DivX.

Selling, general and administrative expenses, including stock-based compensation

Selling, general and administrative expenses, including stock-based compensation, increased by $3.5 million, or 55%, from $6.4 million for the three months ended March 31, 2014 to $9.9 million for the three months ended March 31, 2015.  Selling, general administrative cost, including stock-based compensation, excluding expenses associated with the acquisition of DivX were $7.3 million, an increase of 14%.  The individual variances are as follows:

• Wages and benefits increased from $4.8 million for the three months ended March 31, 2014 to $6.6 million for the three months ended March 31, 2015. DivX accounted for $1.5 million of wages and benefits.  The remaining $0.3 million increase was primarily a result of the hire of new employees and consultants.

• Acquisition-related expenses were $0.4 million for the three months ended March 31, 2015.  There were no comparable expenses for the three months ended March 31, 2014.  These expenses relate to audit, legal and valuation fees incurred as a result of our acquisition of DivX.

• Professional fees increased from $0.4 million for the three months ended March 31, 2014 to $0.7 million for the three months ended March 31, 2015.  The $0.3 million increase was the result of the acquisition of DivX.

• Other SG&A expenses increased from $1.2 million for the three months ended March 31, 2014 to $2.2 million for the three months ended March 31, 2015.  DivX accounted for $0.7 million of Other SG&A expenses.  Other SG&A expenses include travel expenses, rent, office supplies, corporate IT services, marketing, credit card processing fees and other general operating expenses.

Research and development

Research and development costs increased from $2.0 million for the three months ended March 31, 2014 to $5.3 million for the three months ended March 31, 2015.  DivX accounted for $3.1 million of research and development costs.

Depreciation and amortization

Depreciation and amortization increased from $0.7 million for the three months ended March 31, 2014 to $1.5 million for the three months ended December 31, 2014.  The $0.8 million increase was due to the acquisition of DivX.

Investment income and interest expense, net

Investment income decreased from income of $0.4 million for the three months ended March 31, 2014 to $0.1 million for the three months ended March 31, 2015.  Investment income of $0.4 million during the three months ended March 31, 2014 was the result of proceeds received on the sale of an over-the-counter stock that previously had a nominal value.  Interest expense of $0.3 million during the three months ended March 31, 2015 was the result of accrued interest on the convertible note and amortization of the debt discount.

Gain on revaluation of convertible note derivative

If certain criteria are met, companies must bifurcate embedded features from their host instruments and account for them as free-standing derivative instruments.  We have evaluated the embedded features on the Note and determined that certain embedded features should be bifurcated.  The Company determined that the fair value of the derivative liability on the acquisition date was $713,210 and on March 31, 2015 was $506,482, and accordingly recorded a $206,728 gain to reflect the change in fair value of the derivative liability.

Income taxes

The provision for income taxes during 2015 and 2014 periods is primarily comprised of current and deferred tax expense in profitable cost-plus foreign jurisdictions, changes in deferred tax liabilities that cannot be offset by deferred tax assets and foreign withholding taxes.  Due to the full valuation allowance on our U.S. net deferred tax assets, we do not incur significant U.S. income tax expense or benefit.

As of March 31, 2015, we continued to provide a full valuation allowance against essentially all of our U.S. deferred tax assets as we do not believe that it is more likely than not that we will realize a benefit from those assets.  We have not recorded a valuation allowance against certain foreign net deferred tax assets as we believe that it is more likely than not that we will realize a benefit from those assets.

LIQUIDITY AND CAPITAL RESOURCES

Our cash position was $35.2 million at March 31, 2015. During the three months ended March 31, 2015, we used $0.5 million from operations, which included cash of $2.8 million used in operating activities. Additionally, cash provided by financing activities included $0.5 million from the exercise of stock options and broker units and cash provided by investing activities included $9.7 million from the acquisition of DivX and $0.3 million to purchase fixed assets.

As of March 31, 2015, our principal sources of liquidity included cash and cash equivalents of $35.2 million and trade accounts receivable of $31.2 million, partially offset by $12.1 million in accounts payable.  We continue to closely monitor our cash balances to ensure that we have sufficient cash on hand to meet our operating needs. Management believes that we have sufficient liquidity to meet our working capital and capital expenditure requirements for at least the next twelve months.

At March 31, 2015, approximately 57% of our cash and cash equivalents were held in accounts with a U.S. bank that received a BBB+ rating from Standard and Poor’s and an A3 rating from Moody’s. The Company believes that this U.S. financial institution is secure notwithstanding the current global economy and that we will be able to access the remaining balance of bank deposits. Our investment policy is to invest in low-risk short-term investments which are primarily term deposits. We have not had a history of any defaults on these term deposits, nor do we expect any in the future given the short term maturity of these investments.

Working Capital Requirements

Our net working capital at March 31, 2015 was $39.0 million, an improvement of $31.9 million from the December 31, 2014 net working capital of $7.1 million. Our working capital ratios at March 31, 2015 and December 31, 2014 were 2.2 and 1.2, respectively. Included in current liabilities at March 31, 2015 and December 31, 2014 are approximately $11.0 million and $9.6 million, respectively, of liabilities (deferred revenue) that we do not anticipate settling in cash.

The change in working capital was primarily due to an increase in current assets of $34.1 million offset by an increase in current liabilities of $2.2 million.

Current assets at March 31, 2015 were $70.4 million, an increase of $34.1 million from the December 31, 2014 balance of $36.3 million.  The change was primarily due to an increase of $9.3 million in cash and cash equivalents and an increase of $23.1 million in accounts receivable mainly attributable to the DivX acquisition.

Current liabilities at March 31, 2015 were $31.4 million, an increase of $2.2 million from the December 31, 2014 balance of $29.2 million. The increase was primarily due to an increase in accrued liabilities.

Off Balance Sheet Arrangements

The Company did not have any off balance sheet arrangements as of March 31, 2015.

Item 3.                  Quantitative and Qualitative Disclosures About Market Risk

In the normal course of our business, we are exposed to market risk, primarily from changes in foreign currency exchange rates that could impact our results of operations and financial position.  We manage our exposure to these market risks through our regular operating activities.

A substantial majority of our revenue, expense and capital expenditure activities are transacted in U.S. dollars.  However, we do transact business in other currencies, primarily the Canadian dollar, the British pound, the Russian ruble, the Chinese Renminbi and the Euro.  For most of these foreign currencies, we are a net payor, and, therefore, are adversely affected by a weaker U.S. dollar and benefit from a stronger U.S. dollar relative to the foreign currencies in which we transact significant amounts of business.

We are required to translate, or express in U.S. dollars, the assets and liabilities of our foreign subsidiaries that are denominated or measured in foreign currencies at the applicable year-end rate of exchange on our Consolidated Balance Sheets and income statement items of our foreign subsidiaries at the average rates prevailing during the year.  We record the resulting translation adjustment to the foreign exchange account on our Consolidated Statement of Operations and Comprehensive Income (Loss).  Foreign currency transaction gains and losses, which have historically been immaterial, are recorded on our Consolidated Statements of Operations and Comprehensive Income (Loss).  We generally do not mitigate the risks associated with fluctuating exchange rates.

For the quarter ended March 31, 2015, a 10% weaker U.S. dollar against the currencies of all foreign countries in which we had operations during the quarter would have increased our revenue by $0.2 million and decreased our pre-tax operating profit by $0.2 million.  For the quarter ended March 31, 2014, a 10% weaker U.S. dollar against the currencies of all foreign countries in which we had operations during the quarter would have increased our revenue by $0.1 million and decreased our pre-tax operating profit by $0.1 million.  A 10% stronger U.S. dollar would have resulted in similar decreases to our revenue and increases to our pre-tax operating profit for the first quarters of 2015 and 2014.

On average across our mix of international businesses, foreign currencies at March 31, 2015 were weaker against the U.S. dollar than the average foreign exchange rates that prevailed across the full year 2014.  As a result, if foreign exchange rates had remained unchanged throughout the first quarter of 2015, foreign exchange translation would have reduced growth as reported in U.S. dollars.  As foreign exchange rates change daily, there can be no assurance that foreign exchange rates will remain constant throughout 2015, and rates could go either higher or lower.

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

Our Chief Executive Officer and Chief Financial Officer, with the assistance of other members of our management, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter ended March 31, 2015 (the “Evaluation”).  Based upon the Evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) were effective as of the quarter ended March 31, 2015.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2015, no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) has been identified that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.               Risk Factors

There have been no material changes in the risk factors previously disclosed in the Company’s Form 10-K for the fiscal year ended December 31, 2014.

Item 2.                 Unregistered Sales of Equity Securities and Use of Proceeds

1.           On September 25, 2012, the Company completed a private placement of “Units,” each of which was comprised of one share of the Company’s common stock and one-half of one warrant (the “Offering”).  A portion of the commission paid in connection with the Offering was comprised of “Broker Warrants,” each of which may be exercised at any time prior to the 30-month anniversary of the closing date of the Offering, at a price of $0.21, to purchase one “Broker Unit.”  Each Broker Unit consists of one share of the Company’s common stock and one-half of one warrant; each full warrant (a “Warrant”) entitles the holder thereof to purchase one share of the Company’s common stock at $0.30 for 30 months following the closing date of the Offering.  Between January 1, 2015 and March 31, 2015, persons residing outside the United States exercised an aggregate of 88,064 Broker Warrants, for gross proceeds of $18,493, to purchase 88,064 shares of the Company’s common stock and 44,032 Warrants.  The Company offered and sold the common stock and the Warrants in reliance on the exemption from registration afforded by Regulation S under the Securities Act of 1933, as amended (the “Securities Act”).

2.           Between January 1, 2015 and March 31, 2015, certain subscribers residing outside the United States who purchased Units in the Offering exercised an aggregate of 2,879,400 Warrants and received 1,923,517 shares of the Company’s common stock.  Per the terms of the Warrant certificates, the Warrant exercise took place on a cashless basis, which resulted in each certificate holder receiving the number of shares of common stock determined by dividing the “intrinsic value” of the Warrants being exercised by the “fair market value.”  The “intrinsic value” per share was determined by subtracting the exercise price of $0.30 per share from the fair market value (conversion from Canadian dollars to US dollars took place).  The “fair market value” means the average of the closing prices of the common stock of the Company from the five days immediately prior to the date on which the Company received an exercise notice from a holder.  As a result of the cashless exercise, the certificate holders did not make any payment to the Company in connection with the exercise of the Warrants.  The Company offered and sold the common stock to persons residing outside the United States in reliance on the exemption from registration afforded by Regulation S under the Securities Act.

3.           Between January 1, 2015 and March 31, 2015, five employees residing within the United States exercised an aggregate of 835,000 stock options for total proceeds of $450,250 and received 835,000 shares of the Company’s common stock.  The Company offered and sold the common stock in reliance on the exemption from registration afforded by Section 4(2) under the Securities Act.

4.           Between January 1, 2015 and March 31, 2015, 15 employees residing within the United States exercised an aggregate of 940,000 stock options on a “net basis” and received 296,377 shares of the Company’s common stock.  The Company offered and sold the common stock in reliance on the exemption from registration afforded by Section 4(2) under the Securities Act.  Exercising on a “net basis” means the holder receives shares of common stock equal to the in-the-money value of his or her options.  The “in-the-money value” is calculated as the five-day volume-weighted average stock price prior to the date of exercise (i.e., the “fair market value”) minus the exercise price, with the resultant difference being multiplied by the number of options exercised and the resultant product being divided by the fair market value.

Item 6.                  Exhibits

(b)   Exhibits

The exhibits listed below are filed as part of this report.

Exhibit No.	Description

2
Agreement and Plan of Merger, dated as of January 2, 2015, by and among NeuLion, Inc., NLDMC, Inc., NLDAC, Inc., PCF 1, LLC and DivX Corporation (filed as Exhibit 10.1 to the Current Report Form 8-K filed on January 5, 2015)

4.1
Stockholders’ Agreement, dated January 30, 2015, by and among NeuLion, Inc., PCF 1, LLC and each of the persons listed on Exhibit B thereto (included as an exhibit to the Merger Agreement filed as Exhibit 10.1 to the Current Report on Form 8-K filed on January 5, 2015)

4.2	Convertible Promissory Note, dated January 30, 2015 (included as an exhibit to the Merger Agreement filed as Exhibit 10.1 to the Current Report on Form 8-K filed on January 5, 2015)

31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32**	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

Exhibit No.	Description
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
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

NEULION, INC.

Date: May 7, 2015	By: /s/ Kanaan Jemili
Name: Kanaan Jemili
Title: Chief Executive Officer

Date: May 7, 2015	By: /s/ Arthur J. McCarthy
Name: Arthur J. McCarthy
Title: Chief Financial Officer