Form 10-Q
period 2015-06-30
NEULION, INC.
filed 2015-08-03
CIK 1387713

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

As of July 31, 2015, there were 244,302,975 shares of the registrant’s Common Stock, $0.01 par value, outstanding.

NEULION, INC.

PART I.  FINANCIAL INFORMATION

Item 1.                  Condensed Consolidated Financial Statements

NEULION, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(Expressed in U.S. dollars)

	June 30,	December 31,
	2015	2014
	(unaudited)

ASSETS
Current
Cash and cash equivalents	$34,059	$25,898
Accounts receivable, net of allowance for doubtful accounts of $910 and $221	22,519	8,056
Other receivables	488	603
Inventory	241	304
Deferred tax assets, net	384	0
Prepaid expenses and deposits	3,243	1,315
Due from related parties	197	111
Total current assets	61,131	36,287
Property, plant and equipment, net	6,814	3,830
Intangible assets, net	26,453	406
Goodwill	11,496	11,327
Other assets	1,797	88
Total assets	$107,691	$51,938

LIABILITIES AND EQUITY
Current
Accounts payable	$6,996	$14,362
Accrued liabilities	7,731	5,248
Due to related parties	9	0
Deferred revenue	9,364	9,602
Total current liabilities	24,100	29,212
Long-term deferred revenue	1,249	1,019
Deferred rent liabilities	1,827	0
Deferred tax liabilities	3,753	1,451
Other long-term liabilities	165	202
Total liabilities	31,094	31,884

Redeemable preferred stock, net (par value: $0.01; shares authorized: 50,000,000; shares issued and outstanding: 28,089,083)
Class 3 Preference Shares (par value: $0.01; shares authorized, shares issued and outstanding: 17,176,818)	10,000	10,000
Class 4 Preference Shares (par value: $0.01; shares authorized, shares issued and outstanding: 10,912,265)	4,970	4,955
Total redeemable preferred stock	14,970	14,955

Stockholders' equity
Common stock (par value: $0.01; shares authorized: 300,000,000; shares issued and outstanding:
244,212,387 and 178,210,006 respectively)	2,442	1,782
Additional paid-in capital	147,230	87,631
Promissory notes receivable	(209)	(209)
Accumulated deficit	(87,836)	(84,105)
Total stockholders’ equity	61,627	5,099
Total liabilities and stockholders’ equity	$107,691	$51,938

See accompanying notes

NEULION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands, except share and per share data)
(Expressed in U.S. dollars)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

Revenue	$22,684	$13,409	$44,358	$26,878

Costs and expenses
Cost of revenue, exclusive of depreciation and amortization shown separately below	4,215	3,536	8,541	7,047
Selling, general and administrative, including stock-based compensation	11,390	6,424	21,303	12,778
Research and development	7,480	2,187	12,796	4,160
Depreciation and amortization	2,062	710	3,588	1,395
	25,147	12,857	46,228	25,380
Operating income (loss)	(2,463)	552	(1,870)	1,498

Other income (expense)
Gain (loss) on foreign exchange	(149)	12	(340)	(33)
Investment income, net	90	2	184	425
Interest on convertible note, including amortization of debt discount	202	0	(123)	0
Gain on conversion of convertible note and revaluation of related derivative, net	300	0	507	0
	443	14	228	392
Net and comprehensive income (loss) before income taxes	(2,020)	566	(1,642)	1,890
Income taxes	(1,203)	62	(2,089)	(193)
Net and comprehensive income (loss)	$(3,223)	$628	$(3,731)	$1,697

Net income (loss) per weighted average number of shares
of common stock outstanding - basic	$(0.01)	$0.00	$(0.02)	$0.01

Weighted average number of shares
of common stock outstanding - basic	224,949,928	173,781,312	213,990,794	172,326,735

Net income (loss) per weighted average number of shares
of common stock outstanding - diluted	$(0.01)	$0.00	$(0.02)	$0.01

Weighted average number of shares
of common stock outstanding - diluted	224,949,928	216,810,911	213,990,794	213,293,074

See accompanying notes

NEULION, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(unaudited)
(in thousands, except shara data)
(Expressed in U.S. dollars)

			Additional	Promissory	Accumulated	Total
	Common stock		paid-in capital	Notes	deficit	equity
Balance, December 31, 2014	178,210,006	$1,782	$87,631	$(209)	$(84,105)	$5,099

Acquisition of DivX Corporation	61,731,172	617	57,904	—	—	58,521
Accretion of issuance costs
on Class 4 Preference Shares	—	—	(15)	—	—	(15)
Exercise of broker units	88,064	1	18	—	—	19
Exercise of broker warrants	228,749	2	(2)	—	—	0
Exercise of subscriber warrants	1,694,768	17	(17)	—	—	0
Exercise of stock options	2,259,628	23	790	—	—	813
Stock-based compensation:
Stock options	—	—	718	—	—	718
Restricted stock	—	—	107	—	—	107
Directors compensation	—	—	96	—	—	96
Net loss	—	—	—	—	(3,731)	(3,731)
Balance, June 30, 2015	244,212,387	$2,442	$147,230	$(209)	$(87,836)	$61,627

See accompanying notes

NEULION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)
(Expressed in U.S. dollars)

	Six months ended June 30,
	2015	2014
OPERATING ACTIVITIES

Net income (loss)	$(3,731)	$1,697
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation and amortization	3,588	1,395
Stock-based compensation	921	709
Amortization of debt discount	123	0
Gain on revaluation of convertible note derivative	(507)	0
Deferred income taxes	147	193

Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	9,299	289
Income tax receivable	4,318	0
Other receivables	362	(36)
Inventory	63	(14)
Prepaid expenses, deposits and other assets	(1,961)	82
Due from related parties	(86)	(175)
Accounts payable	(8,201)	(6,050)
Accrued liabilities	(3,076)	(579)
Deferred revenue	(3,008)	(2,825)
Deferred rent liability	(85)	0
Long-term liabilities	(37)	(33)
Due to related parties	9	(6)
Cash used in operating activities	(1,862)	(5,353)

INVESTING ACTIVITIES
Cash acquired from acquisition of DivX Corporation	9,718	0
Purchase of property, plant and equipment	(527)	(444)
Cash provided by (used in) investing activities	9,191	(444)

FINANCING ACTIVITIES
Proceeds from exercise of stock options	813	601
Proceeds from exercise of broker units	19	130
Cash provided by financing activities	832	731

Net increase (decrease) in cash and cash equivalents, during the period	8,161	(5,066)
Cash and cash equivalents, beginning of period	25,898	19,644
Cash and cash equivalents, end of period	$34,059	$14,578

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,590	$-

Supplemental disclosure of non-cash activities:
Par value of shares of common stock issued upon exercise of cashless warrants	$-	$26

Accretion of issuance costs on Class 4 Preference Shares	$15	$-

Issuance of shares of common stock upon acquisition of DivX Corporation	$58,521	$-

Issuance of convertible note upon acquisition of DivX Corporation	$27,000	$-

See accompanying notes

NEULION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(Expressed in U.S. dollars, unless otherwise noted)
Information as at June 30, 2015 (unaudited) and December 31, 2014 and for the three and six months ended June 30, 2015 and 2014 (unaudited)

1. Nature of Operations

NeuLion, Inc. (“NeuLion” or the “Company”) is a leading provider of digital video solutions and services with the mission to deliver and enable the highest quality on-demand and live digital content experiences anywhere and on any device.  The NeuLion Digital Platform is a proprietary, cloud-based, fully-integrated, turnkey solution that enables the distribution and monetization of digital video content.  Through the Company’s comprehensive solution suite, including the NeuLion Digital Platform, the DivX video viewing solution and the MainConcept advanced media processing products, NeuLion serves enterprise customers throughout the digital video ecosystem.

The Company is headquartered in Plainview, New York and was domesticated under Delaware law on November 30, 2010. The Company’s common stock is listed on the Toronto Stock Exchange (“TSX”) under the symbol NLN.

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

These financial statements are prepared in conformity with U.S. GAAP, which requires management to make certain estimates that affect the reported amounts in the interim unaudited condensed consolidated financial statements, and the disclosures made in the accompanying notes. Despite the Company’s intention to establish accurate estimates and use reasonable assumptions, actual results may differ from these estimates.  All significant intercompany transactions and accounts have been eliminated on consolidation.

In the opinion of management, these interim unaudited condensed consolidated financial statements contain all of the adjustments of a normal and recurring nature necessary to present fairly the Company’s financial position as at June 30, 2015 and December 31, 2014 and the results of operations and cash flows for the three and six months ended June 30, 2015 and 2014.  The results of operations for the three and six months ended June 30, 2015 and 2014 are not necessarily indicative of the results to be expected for the entire year.

The accompanying condensed consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the interim unaudited condensed consolidated financial statements.  As of June 30, 2015, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, since that date have not changed except as follows.

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

NEULION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(Expressed in U.S. dollars, unless otherwise noted)
Information as at June 30, 2015 (unaudited) and December 31, 2014 and for the three and six months ended June 30, 2015 and 2014 (unaudited)

Deferred rent

Rent expense on non-cancellable leases containing known future scheduled rent increases is recorded on a straight-line basis over the term of the respective leases of the lease. The difference between rent expense and rent paid is accounted for as deferred rent. Landlord construction allowances and other such lease incentives are recorded as deferred rent and are amortized on a straight-line basis as reductions to rent expense.

Recently issued accounting standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance on revenue recognition. This guidance provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. This guidance is originally effective for interim and annual reporting periods beginning after December 15, 2016.  On July 9, 2015, the FASB agreed to delay the effective date by one year. In accordance with the agreed upon delay, the new standard is effective for us beginning in the first quarter of 2018. Early adoption is permitted, but not before the original effective date of the standard. The new standard is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application.  We are currently evaluating the impact of this guidance on our operations and therefore have not yet determined the impact the adoption of this guidance will have on our financial position, results of operations or cash flows, if any.

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

Reclassification of Comparative Amounts

Certain items previously reported have been reclassified to conform to the current period’s reporting format.

3. Business Combination

On January 30, 2015, the Company completed the acquisition of 100% of the outstanding securities of DivX for total consideration of $59,018.  The Company also assumed an earn-out liability based on the achievement of certain revenue milestones over the three year period following March 31, 2014. On January 30, 2015, management valued the earn-out liability at zero due to the historical performance and forecast of DivX.  On closing, the Company issued 35,890,216 shares of common stock of the Company valued at $31,905 on the issuance date and a $27,000 two-year convertible promissory note (the “Note”).  At the Company’s Annual Meeting of Stockholders on June 4, 2015, the Company’s stockholders approved the conversion of the Note. Upon such approval, the Note principal of $27,000 automatically converted into 25,840,956 shares of common stock.

The acquisition was accounted for using the purchase method of accounting in accordance with Accounting Standards Codification 805 — Business Combinations.  Accordingly, the results of operations of DivX have been included in the accompanying condensed consolidated financial statements since the date of acquisition. The purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed based upon the respective estimates of fair value as of the date of the acquisition, which remain preliminary as of June 30, 2015, which are based on assumptions that the Company’s management believes are reasonable given the information currently available. The Company is in the process of completing its valuation of certain intangible assets and the valuation of the acquired deferred tax assets and liabilities. The final allocations of the purchase price to intangible assets, deferred tax assets and liabilities may differ materially from the information presented in these unaudited condensed consolidated financial statements.

NEULION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(Expressed in U.S. dollars, unless otherwise noted)
Information as at June 30, 2015 (unaudited) and December 31, 2014 and for the three and six months ended June 30, 2015 and 2014 (unaudited)

The process for estimating the fair values of identifiable intangible assets and certain tangible assets requires the use of significant estimates and assumptions, including estimating future cash flows and developing appropriate discount rates. Definitive allocations are being performed and finalized based on certain valuations and other studies performed by the Company.

The Company incurred approximately $800 of acquisition-related expenses during the year ended December 31, 2014.  The Company incurred $0 and $400, respectively, of acquisition-related expenses during the three and six months ended June 30, 2015 that are included in selling, general and administrative expenses, including stock-based compensation in the condensed consolidated statements of operations and comprehensive income (loss).

The total purchase price for DivX has been preliminarily allocated as follows:

Cash	$9,718
Accounts receivable	7,094
Contracts receivable	16,668
Income tax receivable	4,317
Other receivables	247
Prepaid expenses	1,342
Deferred tax asset	384
Other assets	334
Property and equipment, net	3,592
Intangible assets	28,500
Goodwill	169
Accounts payable	(721)
Accrued liabilities	(5,560)
Deferred revenue	(3,000)
Deferred tax liability	(2,154)
Deferred rent liability	(1,912)
Net assets acquired	$59,018

The following are the identifiable intangible assets acquired and their respective useful lives, as determined based on preliminary valuations:

		Useful Life
	Amount	(years)
Developed technology	$14,400	5
Customer relationships	9,400	5
Trademarks	4,700	7
	$28,500

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

The estimated amortization expense for 2015 and for each of the four succeeding years and thereafter is as follows:

NEULION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(Expressed in U.S. dollars, unless otherwise noted)
Information as at June 30, 2015 (unaudited) and December 31, 2014 and for the three and six months ended June 30, 2015 and 2014 (unaudited)

2015	$4,978
2016	5,431
2017	5,431
2018	5,431
2019	5,431
Thereafter	1,798
$28,500

Contracts Receivable

The purchase price allocation includes estimated contracts receivable of $16,700, which are attributable to an adjustment to record the fair value of assumed contractual payments due to DivX for which no additional obligation exists in order to receive such payments.  These contractual payments are for fixed multi-year site licenses and guaranteed minimum-royalty licenses.

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

In certain multi-year site licenses and guaranteed minimum-royalty licenses, DivX, under previous ownership, entered into extended payment programs.  Revenue related to such extended payment programs was recognized at the earlier of when cash was received or when periodic payments became due. In each case, the payment terms extend over the term of the multi-year license, and the remaining contractual payments that existed at the acquisition date will be received by the Company.  As the Company assumed no additional obligations under such contracts, these payments are considered a fixed payment stream, rather than revenue. This fixed payment stream is accounted for as an element of accounts receivable and included as part of the acquisition accounting.

The fair value of the remaining payments due under the applicable contracts is estimated by calculating the discounted cash flows associated with such future billings. Although the Company has not recognized revenue as it collects the corresponding site license payments under these pre-acquisition contracts, the Company has recognized interest income at the discount rate of the contract receivable.  Interest income recognized during the three and six months ended June 30, 2015 was $86 and $171, respectively.

Pro Forma Financial Information

The unaudited financial information in the table below summarizes the combined results of operations of the Company and DivX, on a pro forma basis, as though the Company had acquired DivX on January 1, 2014 and 2015.  The pro forma information for all periods presented also includes the effects of business combination accounting resulting from the acquisition, including amortization charges from acquired intangibles assets.

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Total revenue	$22,684	$19,595	$46,597	$39,993
Net loss	$(3,223)	$(7,024)	$(5,877)	$(14,305)
Loss per share – basic and diluted	$(0.01)	$(0.03)	$(0.02)	$(0.07)

The results for the three months ended June 30, 2015 are actual results.

4. Inventory

Inventory consists of finished goods.

NEULION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(Expressed in U.S. dollars, unless otherwise noted)
Information as at June 30, 2015 (unaudited) and December 31, 2014 and for the three and six months ended June 30, 2015 and 2014 (unaudited)

5. Economic Dependence and Concentration of Credit Risk

For the three months ended June 30, 2015, the National Hockey League (“NHL”) and LG Electronics accounted for 23% of revenue:  11% and 12%, respectively.  For the six months ended June 30, 2015, the NHL and LG Electronics accounted for 24% of revenue:  12% and 12%, respectively.  For the three months ended June 30, 2014, the NHL and Univision Deportes accounted for 29% of revenue:  18% and 11%, respectively.  For the six months ended June 30, 2014, the NHL accounted for 19% of revenue.

As of June 30, 2015, Samsung Companies, Toshiba Companies and LG Electronics Inc. accounted for 59% of accounts receivable:  31%, 16% and 12%, respectively.  As at December 31, 2014, Rogers Media, the NHL and the NBA accounted for 53% of accounts receivable: 28%, 13% and 12%, respectively.

As of June 30, 2015, the Ultimate Fighting Championship (“UFC”), the NBA and the NHL accounted for 39% of accounts payable: 18%, 11% and 10%, respectively.  As at December 31, 2014, the NHL and the UFC accounted for 59% of accounts payable: 49% and 10%.

At June 30, 2015, approximately 45% of the Company’s cash and cash equivalents were held in accounts with a U.S. bank that received a BBB+ rating from Standard and Poor’s and an Baa1 rating from Moody’s and 33% of the Company’s cash and cash equivalents were held in accounts with a U.S. bank that received a AA- rating from Standard and Poor’s and an AA1 rating from Moody’s.

6. Related Party Transactions

The Company has entered into certain transactions and agreements in the normal course of operations with related parties.  Significant related party transactions are as follows:

KyLin TV, Inc. (“KyLin TV”)

KyLin TV is an Internet Protocol television (“IPTV”) company that is controlled by the Chairman of the Board of Directors of the Company.  On June 1, 2008, the Company entered into an agreement with KyLin TV to build and deliver the setup and back office operations for KyLin TV’s IPTV service.  Effective April 1, 2012, the Company amended its agreement with KyLin TV, such that, in addition to the services previously provided, KyLin TV was appointed the exclusive distributor of the Company’s business to consumer (“B2C”) IPTV interests.  As exclusive distributor, KyLin TV obtains, advertises and markets all of the Company’s B2C content, in accordance with the terms of the amendment.  Accordingly, KyLin TV records the gross revenues from the Company’s B2C content as well as the associated license fees, whereas the Company records revenues in accordance with the revised fee schedule in the amendment.  The Company also provides and charges KyLin TV for administrative and general corporate support.  The amounts charged for these services provided by the Company for the three and six months ended June 30, 2015 were $32 and $61, respectively (three and six months ended June 30, 2014 were $30 and $61), and are recorded as a recovery in selling, general and administrative expense.

New York Islanders Hockey Club, L.P. (“New York Islanders”)

The Company provides IT-related professional services and administrative services to the New York Islanders, a professional hockey club that is majority owned by the Chairman of the Board of Directors of the Company.

Renaissance Property Associates, LLC (“Renaissance”)

The Company provides IT-related professional services to Renaissance, a real estate management company owned by the Chairman of the Board of Directors of the Company.  In June 2009, the Company signed a sublease agreement with Renaissance for office space in Plainview, New York.  The sublease agreement expired in December 2013, and the Company is now leasing this office on a month-to-month basis.  Rent expense paid by the Company to Renaissance for the three and six months ended June 30, 2015 of $108 and $215, respectively (three and six months ended June 30, 2014 were $108 and $215), inclusive of taxes and utilities, is included in selling, general and administrative expense.

Smile Train, Inc. (“Smile Train”)

The Company provides IT-related professional services to Smile Train, a public charity whose founder and significant benefactor is the Chairman of the Board of Directors of the Company.

NEULION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(Expressed in U.S. dollars, unless otherwise noted)
Information as at June 30, 2015 (unaudited) and December 31, 2014 and for the three and six months ended June 30, 2015 and 2014 (unaudited)

For the periods indicated, the Company recognized revenue from related parties as follows:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

KyLin TV	$173	$214	$338	$434
New York Islanders	72	75	150	150
Renaissance	30	30	60	60
Smile Train	23	24	48	48
	$298	$343	$596	$692

The amounts due from (to) related parties are as follows:

	As of
	June 30,	December 31,
	2015	2014

KyLin TV	$197	$107
New York Islanders	(9)	3
Renaissance	0	1
	$188	$111

7.  Intangible Assets

	As of June 30, 2015
		Accumulated	Net book
	Cost	amortization	value

Customer relationships	$20,903	$12,150	$8,753
Completed technology	16,000	2,720	13,280
Trademarks	4,995	575	4,420
	$41,898	$15,445	$26,453

	As of December 31, 2014
		Accumulated	Net book
	Cost	amortization	value

Customer relationships	$11,503	$11,337	$166
Completed technology	1,600	1,360	240
Trademarks	295	295	0
	$13,398	$12,992	$406

8. Convertible Note

On January 30, 2015, the Company completed the acquisition of 100% of the outstanding securities of DivX for total consideration of approximately $59,018.  On closing, the Company issued 35,890,216 shares of common stock of the Company valued at $31,905 on the issuance date and a $27,000 two-year convertible promissory Note.  Upon receiving shareholder approval on June 4, 2015, the Note automatically converted into 25,840,956 shares of the Company’s common stock.  The Company recorded a gain of $610 related to the conversion of the Note.

NEULION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(Expressed in U.S. dollars, unless otherwise noted)
Information as at June 30, 2015 (unaudited) and December 31, 2014 and for the three and six months ended June 30, 2015 and 2014 (unaudited)

Accounting for the Note

If certain criteria are met, companies must bifurcate certain embedded features from their host instruments and account for them as free-standing derivative instruments.  The Company evaluated the noteholder’s right to receive any positive intrinsic value in the Company’s stock at the maturity date of the Note and determined that the embedded conversion option should be bifurcated.  The Company determined that the fair value of the derivative liability on the acquisition date was $713, on March 31, 2015 was $506 and, on June 4, 2015 (prior to conversion) was $816, and accordingly recorded net gains of $300 and $507 for the three and six months ended June 30, 2015, respectively, on the condensed consolidated statements of operations and comprehensive income (loss) to reflect the change in fair value of the derivative liability immediately prior to conversion and the conversion of the convertible note.  The Company’s determination of the fair value of the derivative liability was based on a 90% probability that the Note would be converted by June 30, 2015.  If that probability was reduced, the fair value of derivative liability would be higher.  The Company recorded interest income related to the reversal of previously recorded interest expense on the convertible note of $266 and $0 for the three and six months ended June 30, 2015, respectively.  The Company recorded $64 and $123 of interest expense on the amortization of the debt discount for the three and six months ended June 30, 2015, respectively.  Additionally, the Company analyzed the conversion feature and determined that the effective conversion price was higher than the market price at the date of issuance; therefore no beneficial conversion feature was recorded.

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

For the periods indicated, the following table presents the calculation of basic and diluted EPS:

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014

Net income (loss)	$(3,223)	$628	$(3,731)	$1,697

Weighted average shares of common stock outstanding
used in calculating basic EPS	224,949,928	173,781,312	213,990,794	172,326,735
Effect of dilutive preferred stock, stock options
and warrants	0	43,029,599	0	40,966,339
Weighted average shares of common stock outstanding
used in calculating diluted EPS	224,949,928	216,810,911	213,990,794	213,293,074

Basic Earnings (Loss) per Share	$(0.01)	$0.00	$(0.02)	$0.01

Diluted Earnings (Loss) per Share	$(0.01)	$0.00	$(0.02)	$0.01

The following table summarizes the securities convertible into common stock that were outstanding as at June 30, 2015 and 2014 and (i) were included in the computation of diluted income per share for the three and six months ended June 30, 2014 and (ii) were not included in the computation of diluted income per share for the three and six months ended June 30, 2015 because their effect would have been anti-dilutive.

NEULION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(Expressed in U.S. dollars, unless otherwise noted)
Information as at June 30, 2015 (unaudited) and December 31, 2014 and for the three and six months ended June 30, 2015 and 2014 (unaudited)

	2015	2014

Class 3 Preference Shares	17,176,818	17,176,818
Class 4 Preference Shares	10,912,265	10,912,265
Stock options – Amended and Restated 2012 Omnibus Securities and Incentive Plan	23,651,245	17,596,995
Stock options – Fourth Amended and Restated Stock Option Plan	5,015,800	8,222,217
Warrants	1,924,741	8,795,506

10. Segmented Information

The Company’s assets and operations are located primarily in the United States. The Company operates in one segment. Our chief operating decision-maker reviews our operating results on an aggregate basis and manages our operations as a single operating segment.  Total revenue from customers, based on the location of the customers, was as follows:

	Three months ended June 30,				Six months ended June 30,
	2015		2014		2015		2014

North America	$14,782	65%	$12,367	92%	$30,204	68%	$24,880	93%
Asia	4,802	21%	187	1%	9,101	21%	272	1%
Europe	2,042	9%	683	5%	3,172	7%	1,339	5%
Australia	1,058	5%	172	1%	1,881	4%	387	1%
	$22,684	100%	$13,409	100%	$44,358	100%	$26,878	100%

As of June 30, 2015 and December 31, 2014, property and equipment at locations outside the U.S. was not material.

11. Commitments and Contingencies

We have multiple leases for facilities and equipment.  As of June 30, 2015, we had no outstanding capital leases.  Future minimum annual payments over the next five years and thereafter (exclusive of taxes, insurance and maintenance costs) under these commitments as of June 30, 2015 are as follows (inclusive of DivX):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Operating lease obligations	$4,739	$921	$3,079	$739	$-
Purchase obligations	5,869	2,419	3,450	-
	$10,608	$3,340	$6,529	$739	$-

We periodically enter into contracts with customers in which we guarantee our customer a minimum amount of revenue share for services we provide under the contract.  The minimum guarantees shown above primarily relate to (i) these minimum fixed revenue guarantees that we have committed to our customers over the next 4 years and (ii) minimum fixed bandwidth fees commitments with certain vendors over the next 12 to 18 months.  As at June 30, 2015, we believe that the future commitments are probable.

We have subleased a portion of its Toronto office, which is expected to generate a total recovery of $1.9 million over the next three years.

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

NEULION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(Expressed in U.S. dollars, unless otherwise noted)
Information as at June 30, 2015 (unaudited) and December 31, 2014 and for the three and six months ended June 30, 2015 and 2014 (unaudited)
12. Income Taxes

The provision (benefit) for income taxes during the 2015 and 2014 periods is primarily comprised of current and deferred tax expense in profitable cost-plus foreign jurisdictions, changes in deferred tax liabilities that cannot be offset by deferred tax assets and foreign withholding taxes.  Due to the full valuation allowance on our U.S. net deferred tax assets, we do not incur significant U.S. income tax expense or benefit.

As of June 30, 2015, we continued to provide a full valuation allowance against essentially all of our U.S. deferred tax assets as we do not believe that it is more likely than not that we will realize a benefit from those assets.  We have not recorded a valuation allowance against certain foreign net deferred tax assets as we believe that it is more likely than not that we will realize a benefit from those assets.

The Company does not believe there are any uncertain tax provisions under Accounting Standards Codification (“ASC 740”). The Company's federal and state tax returns remain open for the years 2011, 2012, 2013 and 2014.

13.  Investment Income and Interest Expense, net

Investment income for the six months ended June 30, 2014 includes proceeds of $421 upon the sale of an over-the-counter stock that previously had a nominal recorded value.  Interest income for the three and six months ended June 30, 2015 includes $266 and $0, respectively, of reversal of interest expense that was previously accrued (see note 8) on the Note and $64 and $123, respectively, of interest on the amortization of the debt discount.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis (“MD&A”) of the financial condition and results of operations of the Company should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes for the three and six months ended June 30, 2015 and 2014, which have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). All dollar amounts are in U.S. dollars (“US$” or “$”) unless stated otherwise. As at July 31, 2015 the Bank of Canada noon rate for conversion of United States dollars to Canadian dollars (“CDN$”) was US$1 to CDN$1.3010.  Our MD&A is intended to enable readers to gain an understanding of our current results and financial position. To do so, we provide information and analysis comparing the results of operations and financial position for the current period to those of the preceding comparable period.

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

Overview

We are a leading provider of digital video solutions and services with the mission to deliver and enable the highest quality live and on-demand digital content experiences anywhere and on any device.  Our flagship solution, the NeuLion Digital Platform, is a proprietary, cloud-based, fully-integrated, turnkey solution that enables the distribution and monetization of digital video content.  During 2014, we streamed over 50,000 live events and surpassed one billion connected devices enabled with our technology.

Enterprises throughout the entire digital video ecosystem use our solutions to better grow, engage and monetize their customer bases. Our NeuLion Digital Platform offers content owners, such as sports leagues, television networks and cable TV operators, a highly-configurable and scalable suite of digital technologies, together with services for back-end content preparation, management, secure content delivery and monetization, in an end-to-end solution that addresses the complexities associated with delivering and monetizing their content.

We generate revenue for our NeuLion Digital Platform through subscription license agreements based on the number of channels and events through which we deliver our customers’ content and the number of connected devices we enable.  We also receive variable revenue based on the volume of digital video content we deliver, the level of advertising and ecommerce activity and the support services we provide to our customers’ end users.  Revenue from our NeuLion Digital Platform customers typically grows over time as customers grow the number of channels and events and connected devices and the volume of digital video content, advertising and ecommerce.  We expect revenue from our NeuLion Digital Platform to continue to grow as we add more customers and existing customers expand their use of our solution.

On January 30, 2015, we completed the acquisition of DivX for total consideration of approximately $59.0 million.  On closing, we issued 35,890,216 shares of common stock valued at $31.9 million on the issuance date and a $27.0 million two-year convertible promissory note, or the Note.  On June 4, 2015, our stockholders approved the conversion of the Note, and it was converted into 25,840,956 shares of our common stock.  Our DivX video viewing solution that allows Consumer Electronics (“CE”) manufacturers to provide a secure, high-quality video viewing experience and premium screen resolution, up to Ultra HD/4K, across all content formats, for a wide range of their connected devices.  Our MainConcept solution provides a high-quality video compression-decompression, or codec, software library to CE manufactures, video integrators and others.

We generate revenue for our DivX, MainConcept and other solutions through subscription license agreements and variable per unit fees.  Revenue from these solutions declined in 2015 versus 2014, but we expect this revenue to remain relatively stable for the foreseeable future.

We believe that the proliferation of Internet-connected devices, the increasing amount of digital video content, the growth in video consumption, particularly sports, on mobile devices and the demand for continually improving and personalized viewing experiences will be the principal drivers of our growth.  As enterprises continue to struggle with the complexities of managing growing libraries of digital content, creating compelling branded user experiences and delivering those experiences across a wide range of connected devices in high-quality resolutions, our comprehensive product offerings and focus on innovation will allow us to increase revenues from existing customers and expand our customer base in our current markets and internationally.

To continue to grow our business, we intend to invest across our organization to increase our revenues, expand and enhance our solutions and improve our operating efficiencies. These investments will increase our costs and expenses on an absolute dollar basis, but the timing and amount of these investments will vary based on the rate at which we expect to add new customers, the volume and timing of digital video content we expect to deliver, the implementation and support needs of our customers, our solution development plans, our technology infrastructure requirements and the internal needs of our organization. Many of these investments will occur in advance of our realizing any resultant benefit which may make it difficult to determine if we are effectively allocating our resources.

Since our acquisition of DivX, we have reorganized our sales and marketing team and selling process to increase the number of representatives selling our NeuLion Digital Platform.  We intend to target new customers both domestically and internationally and to increase the usage by our existing customers.  We also expect to add sales and marketing personnel as well as bolster our investment in marketing initiatives to increase awareness of our solutions and to generate new customer opportunities.  We do not know the extent to which these changes in our sales and marketing organization will be effective at adding new customers or growing our business.  If we are successful in growing our revenue by increasing the number and scope of our customer relationships, we anticipate that greater economies of scale and increased operating leverage will improve our margins over the long term. We also anticipate that increases in the volume of digital video content will improve our margins.

Key Performance Metrics

We regularly review a number of metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions.

	3 months ended June 30,			6 months ended June 30,
	2015	2014	%	2015	2014	%
Revenue - Pro Forma (amounts in millions)	$22.7 (1)	$19.6	16%	$46.6	$40.0	17%

Revenue (GAAP) as reported	$22.7	$13.4		$44.4	$26.9

Revenue (GAAP) DivX (prior to acquisition)		$6.2		$2.2	$13.1

We principally use pro forma revenue, in combination with non-GAAP revenue and platform revenue, as described below, to monitor the period-over-period performance of the business.  Pro forma revenue reflects the combined revenue of our historical business and our acquired DivX business, adjusted as a result of purchase accounting.  Our pro forma revenues increased 16% and 17% for the three and six months ended June 30, 2015, respectively.

(1)	Figures for the three months ended June 30, 2015 are actual results.

	3 months ended June 30,			6 months ended June 30,
	2015	2014	%	2015	2014	%
Pro Forma Revenue - non-GAAP (amounts in millions)	$26.7	$27.1	-1%	$55.8	$55.5	1%

Revenue (GAAP) as reported	$22.7	$13.4		$44.4	$26.9

Revenue (GAAP) DivX (prior to acquisition)		$6.2		$2.2	$13.1

Revenue due to purchase accounting adjustment	$4.0	$7.5		$9.2	$15.5

We principally use pro forma non-GAAP revenue, in combination with pro forma revenue and platform revenue, as described above and below, to monitor the period-over-period performance of the business.  Pro forma non-GAAP revenue measures the revenue of our historical business and our acquired DivX business on a combined basis without excluded revenue due to purchase accounting.  We expect the adjustments to revenue for purchase accounting to end in the first quarter of 2016.  Our pro forma non-GAAP revenue decreased by 1% and increased by 1% for the three and six months ended June 30, 2015, respectively.   The growth in pro forma non-GAAP revenue is lower than our organic revenue growth due to a decline in revenues in our DivX and MainConcept revenue streams.  Refer to reconciliation of non-GAAP for full details.

	3 months ended June 30,			6 months ended June 30,
	2015	2014	%	2015	2014	%
Revenue - NeuLion Digital Platform (amounts in millions)	$15.5	$13.4	16%	$32.0	$26.9	19%

We monitor our revenue from our NeuLion Digital Platform (our historical business) because we expect it to grow faster than our revenue from our other solutions as we add new customers and increase the variable revenue we realize from existing customers.  As a result, we expect our platform revenue to continue to grow in absolute dollars and as a percentage of revenue.  Our platform revenue grew 16% and 19% during the three and six months ended June 30, 2015, respectively, and 18% for the full year 2014 versus 2013.  Our platform revenue is seasonal, related to the timing and size of events that our customers deliver through our solution.  The fourth quarter has historically been our highest revenue quarter, but this seasonality changes as we add new customers and events.

	3 months ended June 30,		6 months ended June 30,
	2015	2014	2015	2014
Pro Forma GAAP Cost of Revenue as a % of non-GAAP Revenue	16%	19%	16%	20%

Cost of revenue consists principally of bandwidth costs paid in connection with our distribution of digital video content and to a lesser extent license fees paid to certain customers for whom we recognize revenue on a gross basis.  We use cost of revenue as a percent of revenue, together with adjusted EBITDA, to measure the operating performance of our business.  We have been able to reduce our cost of revenue as a percent of revenue as we have increased the digital video content we deliver on our NeuLion Digital Platform and as a result of the Acquisition.  Our cost per unit of bandwidth decreases as we deliver more digital video content.  Our cost of revenue as a percentage of revenue going forward will depend primarily on our revenue mix.

	3 months ended June 30,			6 months ended June 30,
	2015	2014	%	2015	2014	%
Pro Forma Adjusted EBITDA (amounts in millions)	$4.2 (1)	$3.7	14%	$11.0	$7.8	41%

We monitor pro forma adjusted EBITDA, together with cost of revenue as a percent of non-GAAP revenue, to measure the operating performance of our business.  We expect adjusted EBITDA to improve over time as we grow our revenue and improve our operating performance, but adjusted EBITDA as a percent of revenue will vary based on the timing of revenue and expenses.

(1)	Figures for the three months ended June 30, 2015 are actual results.

	Year ended December 31,
	2014	2013	2012
Petabytes Streamed	227	154	82

We measure the amount of digital video content we stream in petabytes  We monitor petabytes streamed to measure the performance of both our variable revenues as well as our operating leverage in terms of cost of revenue from the NeuLion Digital Platform.  As we stream more petabytes, our variable revenues increase while our cost of revenue as a percentage of revenue decreases.  We expect our petabytes streamed to increase to over 300 petabytes in 2015 as we expand our customer relationships and grow our existing customer base.

Reconciliation of GAAP Revenue to non-GAAP Revenue (in thousands):

	Organic		DivX		Consolidated
Three months ended June 30,	2015	2014	2015	2014	2015	2014

GAAP Revenue	$15,506	$13,409	$7,177	$-	$22,683	$13,409

Revenue excluded due to purchase accounting	0	0	4,032	0	4,032	0

Non-GAAP Revenue	$15,506	$13,409	$11,209	$-	$26,715	$13,409

	Organic		DivX (1)		Consolidated
Six months ended June 30,	2015	2014	2015	2014	2015	2014

GAAP Revenue	$31,973	$26,878	$12,385	$-	$44,358	$26,878

Revenue excluded due to purchase accounting	0	0	7,994	0	7,994	0

Non-GAAP Revenue	$31,973	$26,878	$20,379	$-	$52,352	$26,878

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

We anticipate the revenue excluded due to purchase accounting going-forward as follows:

Q3 2015	3,653
Q4 2015	3,478
Q1 2016	878
$8,009

Reconciliation of GAAP Net Income (Loss) to Adjusted EBITDA (in thousands):

	Organic		DivX		Consolidated
Three months ended June 30,	2015	2014	2015	2014	2015	2014

Consolidated Net Income (Loss) on a GAAP basis	$1,932	$628	$(5,155)	$-	$(3,223)	$628

Revenue excluded due to purchase accounting	0	0	4,032	0	4,032	0
Depreciation and amortization	470	710	1,592	0	2,062	710
Stock-based compensation	594	374	0	0	594	374
Acquisition-related expenses	0	0	0	0	0	0
Gain on revaluation of convertible note derivative	(300)	0	0	0	(300)	0
Income taxes	0	(62)	1,203	0	1,203	(62)
Investment income (expense) and foreign exchange loss	(217)	(14)	74	0	(143)	(14)

Adjusted EBITDA	$2,479	$1,636	$1,746	$-	$4,225	$1,636

	Organic		DivX (1)		Consolidated
Six months ended June 30,	2015	2014	2015	2014	2015	2014

Consolidated Net Income (Loss) on a GAAP basis	$4,070	$1,697	$(7,801)	$-	$(3,731)	$1,697

Revenue excluded due to purchase accounting	0	0	7,994	0	7,994	0
Depreciation and amortization	939	1,395	2,649	0	3,588	1,395
Stock-based compensation	922	709	0	0	922	709
Acquisition-related expenses	342	0	18	0	360	0
Gain on revaluation of convertible note derivative	(507)	0	0	0	(507)	0
Income taxes	238	193	1,850	0	2,088	193
Investment income (expense) and foreign exchange loss	297	(391)	(18)	0	279	(391)

Adjusted EBITDA	$6,301	$3,603	$4,692	$-	$10,993	$3,603

(1)	The figures are for the period from February 1, 2015 to June 30, 2015.

We report non-GAAP Revenue and Adjusted EBITDA because they are key measures used by management to evaluate our results and make strategic decisions about the Company, including potential acquisitions.  Non-GAAP revenues represents GAAP revenues before purchase price accounting adjustments as a result of an acquisition.  Non-GAAP Adjusted EBITDA represents net income (loss) before interest, income taxes, depreciation and amortization, stock-based compensation, acquisition-related expenses, purchase accounting adjustments, gain on revaluation of convertible note derivative, investment income/expense and foreign exchange gain/loss. This measure does not have any standardized meaning prescribed by U.S. GAAP and therefore is unlikely to be comparable to the calculation of similar measures used by other companies, and should not be viewed as an alternative to measures of financial performance or changes in cash flows calculated in accordance with U.S. GAAP.

COMPONENTS OF OPERATING RESULTS

We operate in one segment. Our chief operating decision-maker reviews our operating results on an aggregate basis and manages our operations as a single operating segment.

Revenue

We generate revenue by offering the NeuLion Digital Platform on a subscription license basis. Our revenue is generated from fees determined by the number of channels through which we deliver our customers’ content, the number of events we stream and the number of connected devices we enable, as well as from variable fees determined by the volume of digital video content we deliver and the end user revenue generated by our customers.  In addition, we generate revenue from our DivX solution through software license agreements with CE manufacturers.

Our contracts with customers are typically between two years and five years.  Our contracts are generally on an exclusive basis.  We recognize recurring fees in the period in which services are provided and when collection of fees is reasonably assured and the amount of fees is fixed or determinable.

Our platform revenue is seasonal based significantly on the timing and size of events that our customers deliver through our solution.  The fourth quarter has historically been our highest revenue quarter, but this seasonality changes as we add new customers and events.

Cost and Expenses

Cost of revenue

Cost of revenue consists principally of bandwidth costs paid in connection with our distribution of digital video content and to a lesser extent license fees paid to certain customers for whom we recognize revenue on a gross basis.  Cost of revenue excludes amortization and depreciation and labor costs.

We expect cost of revenue to increase in absolute dollar amount as revenue increases, however cost of revenue as a percentage of revenue will be dependent of our revenue mix.

Selling, general and administrative expenses, including stock-based compensation

Selling, general and administrative expenses, including stock-based compensation, or SG&A, include wages and benefits, stock-based compensation, acquisition-related expenses, professional fees, marketing costs, travel expenses, rent, office supplies, corporate IT services, credit card processing fees and other general operating expenses. Historically, approximately 75% of SG&A has consisted of wages and benefits for our employees.

We expect SG&A to increase in absolute dollars as we add personnel, increase our spending on sales and marketing and grow our business, however we expect SG&A to decline as a percent of revenue over time.

Research and development

Research and development expenses primarily consist of wages and benefits for research and development personnel.  We expect research and development to increase in absolute dollars as we continue to add personnel to enhance and grow our solutions, however we expect research and development to decline as a percent of revenue over time.

RESULTS OF OPERATIONS

Comparison of Three Months Ended June 30, 2015 to Three Months Ended June 30, 2014 (unaudited)

Our consolidated financial statements for the three months ended June 30, 2015 have been prepared in accordance with U.S. GAAP. A comparison of our results of operations for those periods is as follows (amounts in thousands):

	3 months ended June 30,
	2015			2014
	NeuLion	DivX	Total	NeuLion
Revenue	$15,507	$7,177	$22,684	$13,409

Costs and expenses
Cost of revenue, exclusive of depreciation and
amortization shown separately below	3,388	827	4,215	3,536
Selling, general and administrative, including
stock-based compensation	7,572	3,818	11,390	6,424
Research and development	2,661	4,819	7,480	2,187
Depreciation and amortization	470	1,592	2,062	710
	14,091	11,056	25,147	12,857
Operating income (loss)	1,416	(3,879)	(2,463)	552
Other income (expense)	517	(74)	443	14
Net and comprehensive income (loss) before income taxes	1,933	(3,953)	(2,020)	566
Income taxes	0	(1,203)	(1,203)	62
Net and comprehensive income (loss)	$1,933	$(5,156)	$(3,223)	$628

Revenue

Revenue increased to $22.7 million for the three months ended June 30, 2015 from $13.4 million for the three months ended June 30, 2014.  The $9.3 million improvement was primarily the result of the acquisition of DivX which accounted for $7.2 million of revenue during the quarter.  The organic improvement of $2.1 million, or 16%, was primarily the fixed license fees of $0.7 million and variable usage fees of $1.3 million.

Costs of Revenue

Cost of revenue increased to $4.2 million for the three months ended June 30, 2015 from $3.5 million for the three months ended June 30, 2014.  Cost of revenue as a percentage of revenue improved from 26% for the three months ended June 30, 2014 to 19% for the three months ended June 30, 2015. The 7 percentage point improvement (as a percentage of revenue) primarily resulted from improved broadcast operating costs and the acquisition of DivX.

Selling, general and administrative expenses, including stock-based compensation

Selling, general and administrative expenses, including stock-based compensation, increased by $5.0 million, or 78%, from $6.4 million for the three months ended June 30, 2014 to $11.4 million for the three months ended June 30, 2015.  Selling, general and administrative expenses, including stock-based compensation, excluding expenses associated with the acquisition of DivX were $7.6 million, an increase of 19%.  The individual variances are as follows:

• Wages and benefits increased from $4.7 million for the three months ended June 30, 2014 to $7.3 million for the three months ended June 30, 2015. DivX accounted for $2.3 million of wages and benefits.  The remaining $0.3 million increase was primarily a result of retroactive salary increases and bonuses approved in Q2 2015.

• Stock based compensation increased from $0.4 million for the three months ended June 30, 2014 to $0.6 million for the three months ended June 30, 2015.  The $0.2 million increase was the result of additional stock option and restricted stock grants.

• Professional fees increased from $0.3 million for the three months ended June 30, 2014 to $0.8 million for the three months ended June 30, 2015.  The $0.5 million increase was the result of the acquisition of DivX.

• Marketing expenses increased from $0.2 million for the three months ended June 30, 2014 to $0.6 million for the three months ended June 30, 2015.  The $0.4 million increase was the result of the acquisition of DivX.

• Other SG&A expenses increased from $0.8 million for the three months ended June 30, 2014 to $2.1 million for the three months ended June 30, 2015.  DivX accounted for $0.8 million of Other SG&A expenses.  Other SG&A expenses include travel expenses, rent, office supplies, corporate IT services, marketing, credit card processing fees and other general operating expenses.

Research and development

Research and development costs increased from $2.2 million for the three months ended June 30, 2014 to $7.5 million for the three months ended June 30, 2015.  DivX accounted for $4.8 million of research and development costs.  The remaining $0.5 million increase was primarily a result of retroactive salary increases and bonuses approved in the second quarter of 2015.

Depreciation and amortization

Depreciation and amortization increased from $0.7 million for the three months ended June 30, 2014 to $2.1 million for the three months ended June 30, 2015.  The $1.4 million increase was due to amortization of intangible assets as a result of the acquisition of DivX.

Other income (expense)

If certain criteria are met, companies must bifurcate embedded features from their host instruments and account for them as free-standing derivative instruments.  We evaluated the embedded features on the Note and determined that certain embedded features should be bifurcated  We determined that the fair value of the derivative liability on March 31, 2015 was $0.5 million and on June 4, 2015 prior to conversion was $0.8 million, and accordingly recorded a $0.3 million net gain for the three months ended June 30, 2015 to reflect the change in fair value of the derivative liability immediately prior to conversion and the conversion of the convertible note.  Upon conversion the derivative liability was reclassified to additional paid-in capital and was therefore extinguished.

Income taxes

The provision for income taxes during the 2015 and 2014 periods is primarily comprised of current and deferred tax expense in profitable cost-plus foreign jurisdictions, changes in deferred tax liabilities that cannot be offset by deferred tax assets and foreign withholding taxes.  Due to the full valuation allowance on our U.S. net deferred tax assets, we do not incur significant U.S. income tax expense or benefit.

As of June 30, 2015, we continued to provide a full valuation allowance against essentially all of our U.S. deferred tax assets as we do not believe that it is more likely than not that we will realize a benefit from those assets.  We have not recorded a valuation allowance against certain foreign net deferred tax assets as we believe that it is more likely than not that we will realize a benefit from those assets.

Comparison of Six Months Ended June 30, 2015 to Six Months Ended June 30, 2014 (unaudited)

Our consolidated financial statements for the six months ended June 30, 2015 have been prepared in accordance with U.S. GAAP. A comparison of our results of operations for those periods is as follows (in thousands):

	6 months ended June 30,
	2015			2014
	NeuLion	DivX (1)	Total	NeuLion

Revenue	$31,973	$12,385	$44,358	$26,878

Costs and expenses
Cost of revenue, exclusive of depreciation and
amortization shown separately below	7,213	1,328	8,541	7,047
Selling, general and administrative, including
stock-based compensation	14,884	6,419	21,303	12,778
Research and development	4,839	7,957	12,796	4,160
Depreciation and amortization	939	2,649	3,588	1,395
	27,875	18,353	46,228	25,380
Operating income (loss)	4,098	(5,968)	(1,870)	1,498
Other income (expense)	210	18	228	392
Net and comprehensive income (loss) before income taxes	4,308	(5,950)	(1,642)	1,890
Income taxes	(239)	(1,850)	(2,089)	(193)
Net and comprehensive income (loss)	$4,069	$(7,800)	$(3,731)	$1,697

(1)	Results for DivX are for the period from February 1, 2015 to June 30, 2015.

Revenue

Revenue increased to $44.4 million for the six months ended June 30, 2015 from $26.9 million for the six months ended June 30, 2014.  The $17.5 million improvement was primarily the result of the acquisition of DivX which accounted for $12.4 million of revenue during the quarter.  The organic improvement of $5.1 million, or 19%, was primarily the fixed license fees of $1.4 million and variable usage fees of $3.5 million.

Costs of Revenue

Cost of revenue increased to $8.5 million for the six months ended June 30, 2015 from $7.0 million for the six months ended June 30, 2014.  Cost of revenue as a percentage of revenue improved from 26% for the six months ended June 30, 2014 to 19% for the six months ended June 30, 2015. The 7 percentage point improvement (as a percentage of revenue) primarily resulted from improved broadcast operating costs and the acquisition of DivX.

Selling, general and administrative expenses, including stock-based compensation

Selling, general and administrative expenses, including stock-based compensation, increased by $8.5 million, or 66%, from $12.8 million for the six months ended June 30, 2014 to $21.3 million for the six months ended June 30, 2015.  Selling, general and administrative expenses, including stock-based compensation, excluding expenses associated with the acquisition of DivX were $14.9 million, an increase of 16%.  The individual variances are as follows:

• Wages and benefits increased from $9.4 million for the six months ended June 30, 2014 to $12.6 million for the six months ended June 30, 2015. DivX accounted for $2.6 million of wages and benefits.  The remaining $0.6 million increase was primarily a result of retroactive salary increases and bonuses approved in Q2 2015.

• Stock based compensation increased from $0.7 million for the six months ended June 30, 2014 to $0.9 million for the six months ended June 30, 2015.  The $0.2 million increase was the result of additional stock option and restricted stock grants.

• Professional fees increased from $0.7 million for the six months ended June 30, 2014 to $1.2 million for the six months ended June 30, 2015.  The $0.5 million increase was the result of the acquisition of DivX.

• Marketing expenses increased from $0.3 million for the six months ended June 30, 2014 to $0.8 million for the six months ended June 30, 2015.  The $0.5 million increase was the result of the acquisition of DivX.

• Acquisition-related expenses increased from $0 million for the six months ended June 30, 2014 to $0.4 million for the six months ended June 30, 2015.  The $0.4 million increase was the result of the acquisition of DivX.

• Other SG&A expenses increased from $1.7 million for the six months ended June 30, 2014 to $3.7 million for the six months ended June 30, 2015.  DivX accounted for $1.0 million of Other SG&A expenses.  Other SG&A expenses include travel expenses, rent, office supplies, corporate IT services, marketing, credit card processing fees and other general operating expenses.

Research and development

Research and development costs increased from $4.2 million for the six months ended June 30, 2014 to $12.8 million for the six months ended June 30, 2015.  DivX accounted for $8.0 million of research and development costs.  The remaining $0.6 million increase was primarily a result of retroactive salary increases and bonuses approved during the six months ended June 30, 2015.

Depreciation and amortization

Depreciation and amortization increased from $1.4 million for the six months ended June 30, 2014 to $3.6 million for the six months ended June 30, 2015.  The $2.2 million increase was due to the amortization of intangibles as a result of the acquisition of DivX.

Income taxes

The provision for income taxes during the 2015 and 2014 periods is primarily comprised of current and deferred tax expense in profitable cost-plus foreign jurisdictions, changes in deferred tax liabilities that cannot be offset by deferred tax assets and foreign withholding taxes.  Due to the full valuation allowance on our U.S. net deferred tax assets, we do not incur significant U.S. income tax expense or benefit.

As of June 30, 2015, we continued to provide a full valuation allowance against essentially all of our U.S. deferred tax assets as we do not believe that it is more likely than not that we will realize a benefit from those assets.  We have not recorded a valuation allowance against certain foreign net deferred tax assets as we believe that it is more likely than not that we will realize a benefit from those assets.

LIQUIDITY AND CAPITAL RESOURCES

Our cash position was $34.1 million at June 30, 2015.  During the six months ended June 30, 2015, we used $1.9 million from operating activities, which included cash of $2.4 million from changes in operating assets and liabilities. Additionally, cash provided by financing activities included $0.8 million from the exercise of stock options and broker units and cash provided by investing activities included $9.7 million from the acquisition of DivX offset by $0.5 million to purchase fixed assets.

As of June 30, 2015, our principal sources of liquidity included cash and cash equivalents of $34.1 million and trade accounts receivable of $22.5 million, partially offset by $7.0 million in accounts payable, $7.7 million in accrued liabilities and $9.4 million in deferred revenue.  We continue to closely monitor our cash balances to ensure that we have sufficient cash on hand to meet our operating needs. Management believes that we have sufficient liquidity to meet our working capital and capital expenditure requirements for at least the next twelve months.

At June 30, 2015, approximately 45% of our cash and cash equivalents were held in accounts with a U.S. bank that received a BBB+ rating from Standard and Poor’s and an Baa1 rating from Moody’s and 33% of our cash and cash equivalents were held in accounts with a U.S. bank that received a AA- rating from Standard and Poor’s and an AA1 rating from Moody’s. The Company believes that these U.S. financial institutions are secure notwithstanding the current global economy and that we will be able to access the balance of our bank deposits. Our investment policy is to invest in low-risk short-term investments which are primarily term deposits. We have not had a history of any defaults on these term deposits, nor do we expect any in the future given the short term maturity of these investments.

Working Capital Requirements

Our net working capital at June 30, 2015 was $37.0 million, an improvement of $29.9 million from the December 31, 2014 net working capital of $7.1 million. Our working capital ratios at June 30, 2015 and December 31, 2014 were 2.5 and 1.2, respectively. Included in current liabilities at June 30, 2015 and December 31, 2014 are approximately $9.4 million and $9.6 million, respectively, of liabilities (deferred revenue) that we do not anticipate settling in cash.

The change in working capital was primarily due to an increase in current assets of $24.8 million and decrease in current liabilities of $5.1 million.

Current assets at June 30, 2015 were $61.1 million, an increase of $24.8 million from the December 31, 2014 balance of $36.3 million.  The change was primarily due to an increase of $8.2 million in cash and cash equivalents and an increase of $14.4 million in accounts receivable mainly attributable to the DivX acquisition.

Current liabilities at June 30, 2015 were $24.1 million, a decrease of $5.1 million from the December 31, 2014 balance of $29.2 million. The decrease was primarily due to a decrease in accounts payable.

Off Balance Sheet Arrangements

The Company did not have any off balance sheet arrangements as of June 30, 2015.

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

For the quarter ended June 30, 2015, a 10% weaker U.S. dollar against the currencies of all foreign countries in which we had operations during the quarter would have increased our revenue by $0.3 million and decreased our pre-tax operating profit by $0.3 million.  For the quarter ended June 30, 2014, a 10% weaker U.S. dollar against the currencies of all foreign countries in which we had operations during the quarter would have increased our revenue by $0.1 million and decreased our pre-tax operating profit by $0.1 million.  A 10% stronger U.S. dollar would have resulted in similar decreases to our revenue and increases to our pre-tax operating profit for the second quarters of 2015 and 2014.

On average across our mix of international businesses, foreign currencies at June 30, 2015 were weaker against the U.S. dollar than the average foreign exchange rates that prevailed across the full year 2014.  As a result, if foreign exchange rates had remained unchanged throughout the second quarter of 2015, foreign exchange translation would have reduced growth as reported in U.S. dollars.  As foreign exchange rates change daily, there can be no assurance that foreign exchange rates will remain constant throughout 2015, and rates could go either higher or lower.

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

Our Chief Executive Officer and Chief Financial Officer, with the assistance of other members of our management, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter ended June 30, 2015 (the “Evaluation”).  Based upon the Evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) were effective as of the quarter ended June 30, 2015.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2015, no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) has been identified that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.               Risk Factors

There have been no material changes in the risk factors previously disclosed in the Company’s Form 10-K for the fiscal year ended December 31, 2014.

Item 2.                  Unregistered Sales of Equity Securities and Use of Proceeds

The following unregistered securities were sold by the Company during the quarter ended June 30, 2015:

1.           Between April 1, 2015 and June 30, 2015, 31 employees residing within the United States exercised an aggregate of 631,250 stock options for total proceeds of $268,475 and received 631,250 shares of the Company’s common stock, and nine employees residing outside the United States exercised an aggregate of 276,500 stock options for total proceeds of $94,253 and received 276,500 shares of the Company’s common stock.  The Company offered and sold the common stock in reliance on the exemption from registration afforded by Section 4(2) under the Securities Act of 1933, as amended (the “Securities Act”).

2.           Between April 1, 2015 and June 30, 2015, 14 employees residing within the United States exercised an aggregate of 350,000 stock options on a “net basis” and received 175,875 shares of the Company’s common stock, and five employees residing outside the United States exercised an aggregate of 77,375 stock options on a “net basis” and received 44,626 shares of the Company’s common stock. The Company offered and sold the common stock and stock options in reliance on the exemption from registration afforded by Section 4(2) under the Securities Act.  Exercising on a “net basis” means the holder receives shares of common stock equal to the in-the-money value of his or her options.  The “in-the-money value” is calculated as the five-day volume-weighted average stock price prior to the date of exercise (i.e., the “fair market value”) minus the exercise price, with the resultant difference being multiplied by the number of options exercised and the resultant product being divided by the fair market value.

3.           On May 7, 2015, the Board authorized the grant to various Company employees of 3,142,000 stock options to purchase an aggregate of 3,142,000 of the Company’s common stock, at an exercise price of $0.94 per share, under the NeuLion, Inc. 2012 Omnibus Securities and Incentive Plan (the “2012 Plan”).  The options vest annually in equal increments of 25% on each anniversary of the effective date of grant, which was May 12, 2015; the first increment vests on May 12, 2016.  The options expire on May 12, 2025.  The Company offered and sold the options in reliance on the exemption from registration afforded by Section 4(2) under the Securities Act.

4.           On May 7, 2015, the Board authorized the grant to various member of Company management of 3,300,000 shares of restricted common stock under the 2012 Plan.  The shares vest annually in equal increments of 25% on each anniversary of the effective date of grant, which was May 18, 2015; the first increment vests on May 18, 2016.  The Company offered and sold the options in reliance on the exemption from registration afforded by Section 4(2) under the Securities Act.

5.           On June 4, 2015, the Board authorized the grant to John R. Anderson and G. Scott Paterson, consultants of the Company, of 350,000 stock options to purchase an aggregate of 350,000 of the Company’s common stock, at an exercise price of $1.02 per share, under the 2012 Plan.  The options vest annually in equal increments of 25% on each anniversary of the effective date of grant, which was June 4, 2015; the first increment vests on June 4, 2016.  The options expire on June 4, 2025.  The Company offered and sold the options in reliance on the exemption from registration afforded by Section 4(2) under the Securities Act.

Item 6.                  Exhibits

(b)   Exhibits

The exhibits listed below are filed as part of this report.

Exhibit No.	Description

31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32**	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit No.	Description
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
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

NEULION, INC.

Date: August 3, 2015	By: /s/ Kanaan Jemili
Name: Kanaan Jemili
Title: Chief Executive Officer

Date: August 3, 2015	By: /s/ Arthur J. McCarthy
Name: Arthur J. McCarthy
Title: Chief Financial Officer