Form 10-Q
period 2015-09-30
NEULION, INC.
filed 2015-11-05
CIK 1387713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

As of November 2, 2015, there were 244,419,077 shares of the registrant’s Common Stock, $0.01 par value, outstanding.

NEULION, INC.

PART I.  FINANCIAL INFORMATION

Item 1.                  Condensed Consolidated Financial Statements

NEULION, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(Expressed in U.S. dollars)

	September 30,	December 31,
	2015	2014
	(unaudited)

ASSETS
Current
Cash and cash equivalents	$59,064	$25,898
Accounts receivable, net of allowance for doubtful accounts of $1,806 and $221	15,980	8,056
Other receivables	684	603
Inventory	229	304
Deferred tax assets, net	384	0
Prepaid expenses and deposits	3,606	1,315
Due from related parties	292	111
Total current assets	80,239	36,287
Property, plant and equipment, net	6,866	3,830
Intangible assets, net	25,000	406
Goodwill	11,496	11,327
Other assets	1,549	88
Total assets	$125,150	$51,938

LIABILITIES AND EQUITY
Current
Accounts payable	$22,931	$14,362
Accrued liabilities	9,267	5,248
Due to related parties	166	0
Deferred revenue	11,596	9,602
Total current liabilities	43,960	29,212
Long-term deferred revenue	1,053	1,019
Deferred rent liabilities	1,741	0
Deferred tax liabilities	3,821	1,451
Other long-term liabilities	146	202
Total liabilities	50,721	31,884

Redeemable preferred stock, net (par value: $0.01; shares authorized: 50,000,000; shares issued and outstanding: 28,089,083)
Class 3 Preference Shares (par value: $0.01; shares authorized, shares issued and outstanding: 17,176,818)	10,000	10,000
Class 4 Preference Shares (par value: $0.01; shares authorized, shares issued and outstanding: 10,912,265)	4,977	4,955
Total redeemable preferred stock	14,977	14,955

Stockholders' equity
Common stock (par value: $0.01; shares authorized: 300,000,000; shares issued and outstanding:
244,419,077 and 178,210,006 respectively)	2,444	1,782
Additional paid-in capital	148,173	87,631
Promissory notes receivable	(209)	(209)
Accumulated deficit	(90,956)	(84,105)
Total stockholders’ equity	59,452	5,099
Total liabilities and stockholders’ equity	$125,150	$51,938

See accompanying notes

NEULION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
 (unaudited)
(in thousands, except share and per share data)
(Expressed in U.S. dollars)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

Revenue	$21,901	$12,177	$66,259	$39,056

Costs and expenses
Cost of revenue, exclusive of depreciation and amortization shown separately below	3,863	2,813	12,404	9,860
Selling, general and administrative, including stock-based compensation	11,150	6,330	32,454	19,108
Research and development	6,588	2,104	19,384	6,265
Depreciation and amortization	2,046	680	5,634	2,075
	23,647	11,927	69,876	37,308
Operating income (loss)	(1,746)	250	(3,617)	1,748

Other income (expense)
Loss on foreign exchange	(218)	(31)	(558)	(65)
Investment income, net	85	2	269	427
Interest on convertible note, including amortization of debt discount	0	0	(123)	0
Gain on conversion of convertible note and revaluation of related derivative, net	0	0	507	0
	(133)	(29)	95	362
Net and comprehensive income (loss) before income taxes	(1,879)	221	(3,522)	2,110
Income taxes	(1,241)	28	(3,329)	(164)
Net and comprehensive income (loss)	$(3,120)	$249	$(6,851)	$1,946

Net income (loss) per weighted average number of shares
of common stock outstanding - basic	$(0.01)	$0.00	$(0.03)	$0.01

Weighted average number of shares
of common stock outstanding - basic	244,324,763	175,803,863	224,213,231	173,498,515

Net income (loss) per weighted average number of shares
of common stock outstanding - diluted	$(0.01)	$0.00	$(0.03)	$0.01

Weighted average number of shares
of common stock outstanding - diluted	244,324,763	217,162,823	224,213,231	212,654,453

See accompanying notes

NEULION, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(unaudited)
(in thousands, except share data)
(Expressed in U.S. dollars)

			Additional	Promissory	Accumulated	Total
	Common stock		paid-in capital	Notes	deficit	equity
Balance, December 31, 2014	178,210,006	$1,782	$87,631	$(209)	$(84,105)	$5,099

Acquisition of DivX Corporation	61,731,172	617	57,904	—	—	58,521
Accretion of issuance costs
on Class 4 Preference Shares	—	—	(23)	—	—	(23)
Exercise of broker units	88,064	1	18	—	—	19
Exercise of broker warrants	228,749	2	(2)	—	—	0
Exercise of subscriber warrants	1,694,768	17	(17)	—	—	0
Exercise of stock options	2,375,730	24	819	—	—	843
Stock-based compensation:
Stock options	—	—	1,242	—	—	1,242
Restricted stock	—	—	447	—	—	447
Directors compensation	90,588	1	154	—	—	155
Net loss	—	—	—	—	(6,851)	(6,851)
Balance, September 30, 2015	244,419,077	$2,444	$148,173	$(209)	$(90,956)	$59,452

See accompanying notes

NEULION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)
(Expressed in U.S. dollars)

	Nine months ended September 30,
	2015	2014
OPERATING ACTIVITIES

Net income (loss)	$(6,851)	$1,946
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	5,634	2,075
Stock-based compensation	1,843	1,089
Amortization of debt discount	123	0
Gain on revaluation of convertible note derivative	(507)	0
Deferred income taxes	215	164

Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	15,838	449
Income tax receivable	4,318	0
Other receivables	166	(7)
Inventory	75	185
Prepaid expenses, deposits and other assets	(2,076)	(106)
Due from related parties	(181)	(204)
Accounts payable	7,734	1,626
Accrued liabilities	(1,540)	(787)
Deferred revenue	(972)	572
Deferred rent liability	(171)	0
Long-term liabilities	(56)	(52)
Due to related parties	166	8
Cash provided by operating activities	23,758	6,958

INVESTING ACTIVITIES
Cash acquired from acquisition of DivX Corporation	9,718	0
Purchase of property, plant and equipment	(1,172)	(1,654)
Cash provided by (used in) investing activities	8,546	(1,654)

FINANCING ACTIVITIES
Proceeds from exercise of stock options	843	680
Proceeds from exercise of broker units	19	132
Cash provided by financing activities	862	812

Net increase in cash and cash equivalents, during the period	33,166	6,116
Cash and cash equivalents, beginning of period	25,898	19,644
Cash and cash equivalents, end of period	$59,064	$25,760

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$2,783	$-

Supplemental disclosure of non-cash activities:
Par value of shares of common stock issued upon exercise of cashless warrants	$19	$52

Accretion of issuance costs on Class 4 Preference Shares	$23	$23

Issuance of shares of common stock upon acquisition of DivX Corporation	$58,521	$-

Issuance of convertible note upon acquisition of DivX Corporation	$27,000	$-

See accompanying notes

NEULION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(Expressed in U.S. dollars, unless otherwise noted)
Information as at September 30, 2015 (unaudited) and December 31, 2014 and for the three and nine months ended September 30, 2015 and 2014 (unaudited)

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

In the opinion of management, these interim unaudited condensed consolidated financial statements contain all of the adjustments of a normal and recurring nature necessary to present fairly the Company’s financial position as at September 30, 2015 and December 31, 2014 and the results of operations and cash flows for the three and nine months ended September 30, 2015 and 2014.  The results of operations for the three and nine months ended September 30, 2015 and 2014 are not necessarily indicative of the results to be expected for the entire year.

The accompanying condensed consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the interim unaudited condensed consolidated financial statements.  As of September 30, 2015, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, since that date have not changed except as follows.

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

NEULION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(Expressed in U.S. dollars, unless otherwise noted)
Information as at September 30, 2015 (unaudited) and December 31, 2014 and for the three and nine months ended September 30, 2015 and 2014 (unaudited)

Deferred rent

Rent expense on non-cancellable leases containing known future scheduled rent increases is recorded on a straight-line basis over the term of the respective leases. The difference between rent expense and rent paid is accounted for as deferred rent. Landlord construction allowances and other such lease incentives are recorded as deferred rent and are amortized on a straight-line basis as reductions to rent expense.

Recently issued accounting standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance on revenue recognition. This guidance provided that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance also required more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. This guidance was effective for interim and annual reporting periods beginning after December 15, 2016 and was required to be applied retrospectively or modified retrospectively. Early adoption was not permitted.  On July 9, 2015, the FASB agreed to delay the effective date by one year. In accordance with the agreed upon delay, the new standard is effective for us beginning in the first quarter of 2018. Early adoption is now permitted, but not before the original effective date of the standard. The new standard is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application.  We are currently evaluating the impact of this guidance on our operations and therefore have not yet determined the impact the adoption of this guidance will have on our financial position, results of operations or cash flows, if any.

In April 2015, the FASB issued an Accounting Standards Update which requires that debt issuance costs be presented in the balance sheet as a direct reduction to the carrying amount of the associated debt liability, consistent with debt discounts. Currently debt issuance costs are recognized as an asset. The ASU is effective for the Company in the first quarter of 2016 and is required to be applied retrospectively. Early adoption is permitted. The Company does not expect the adoption of this standard to have a material impact on its results of operations, financial position, and cash flows.

In September 2015, the Financial Accounting Standards Board issued Accounting Standards Update 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”), which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined.  ASU 2015-16 is effective for periods beginning after December 15, 2015, including interim periods within those fiscal years. The new guidance must be applied prospectively to adjustments to provisional amounts that occur after the effective date of the ASU, with early adoption permitted. The Company is currently evaluating the effect that the new guidance will have on its financial statements and related disclosures.

Reclassification of Comparative Amounts

Certain items previously reported have been reclassified to conform to the current period’s reporting format.

3. Business Combination

On January 30, 2015, the Company completed the acquisition of 100% of the outstanding securities of DivX Corporation (“DivX”) for total consideration of $59,018.  The Company also assumed an earn-out liability based on the achievement of certain revenue milestones over the three year period following March 31, 2014. On January 30. 2015, management valued the earn-out liability at zero due to the historical performance and forecast of DivX.  On closing, the Company issued 35,890,216 shares of common stock of the Company valued at $31,905 on the issuance date and a $27,000 two-year convertible promissory note (the “Note”).  At the Company’s Annual Meeting of Stockholders on June 4, 2015, the Company’s stockholders approved the conversion of the Note. Upon such approval, the Note principal of $27,000 automatically converted into 25,840,956 shares of common stock.

NEULION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(Expressed in U.S. dollars, unless otherwise noted)
Information as at September 30, 2015 (unaudited) and December 31, 2014 and for the three and nine months ended September 30, 2015 and 2014 (unaudited)

The acquisition was accounted for using the purchase method of accounting in accordance with Accounting Standards Codification 805 — Business Combinations.  Accordingly, the results of operations of DivX have been included in the accompanying condensed consolidated financial statements since the date of acquisition. The purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed based upon the respective estimates of fair value as of the date of the acquisition, which remain preliminary as of September 30, 2015, and are based on assumptions that the Company’s management believes are reasonable given the information currently available. The Company is in the process of completing its valuation of certain intangible assets and the valuation of the acquired deferred tax assets and liabilities. The final allocations of the purchase price to intangible assets, deferred tax assets and liabilities may differ materially from the information presented in these unaudited condensed consolidated financial statements.

The process for estimating the fair values of identifiable intangible assets and certain tangible assets requires the use of significant estimates and assumptions, including estimating future cash flows and developing appropriate discount rates. Definitive allocations are being performed and finalized based on certain valuations and other studies performed by the Company.

The Company incurred approximately $800 of acquisition-related expenses during the year ended December 31, 2014.  The Company incurred $0 and $400, respectively, of acquisition-related expenses during the three and nine months ended September 30, 2015 that are included in selling, general and administrative expenses, including stock-based compensation in the condensed consolidated statements of operations and comprehensive income.

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

NEULION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(Expressed in U.S. dollars, unless otherwise noted)
Information as at September 30, 2015 (unaudited) and December 31, 2014 and for the three and nine months ended September 30, 2015 and 2014 (unaudited)

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

The fair value of the remaining payments due under the applicable contracts is estimated by calculating the discounted cash flows associated with such future billings. Although the Company has not recognized revenue as it collects the corresponding site license payments under these pre-acquisition contracts, the Company has recognized interest income at the discount rate of the contract receivable.  Interest income recognized during the three and nine months ended September 30, 2015 was $87 and $257, respectively.

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

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Total revenue	$21,901	$18,460	$68,498	$58,453
Net loss	$(3,120)	$(6,266)	$(9,075)	$(18,323)
Loss per share – basic and diluted	$(0.01)	$(0.03)	$(0.04)	$(0.09)

The results for the three months ended September 30, 2015 are actual results.

NEULION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(Expressed in U.S. dollars, unless otherwise noted)
Information as at September 30, 2015 (unaudited) and December 31, 2014 and for the three and nine months ended September 30, 2015 and 2014 (unaudited)

4. Inventory

Inventory consists of finished goods.

5. Economic Dependence and Concentration of Credit Risk

For the three months ended September 30, 2015, LG Electronics accounted for 12% of revenue.  For the nine months ended September 30, 2015, LG Electronics and the National Hockey League (“NHL”) accounted for 23% of revenue:  12% and 11%, respectively.  For the three months ended September 30, 2014, the NHL and the National Football League (“NFL”) accounted for 26% of revenue:  15% and 11%, respectively.  For the nine months ended September 30, 2014, the NHL accounted for 18% of revenue.

As of September 30, 2015, Samsung Companies and Toshiba Companies accounted for 47% of accounts receivable:  30% and 17%, respectively.  As at December 31, 2014, Rogers Media, the NHL and the National Basketball Association (“NBA”) accounted for 53% of accounts receivable: 28%, 13% and 12%, respectively.

As of September 30, 2015, the NBA and the NFL accounted for 75% of accounts payable: 43% and 32%, respectively.  As at December 31, 2014, the NHL and the Ultimate Fighting Championship (“UFC”) accounted for 59% of accounts payable: 49% and 10%, respectively.

At September 30, 2015, approximately 39% of the Company’s cash and cash equivalents were held in accounts with U.S. banks that received a BBB+ rating from Standard and Poor’s and an Baa1 rating from Moody’s and 26% of the Company’s cash and cash equivalents were held in accounts with a U.S. bank that received a AA- rating from Standard and Poor’s and an AA1 rating from Moody’s.

6. Related Party Transactions

The Company has entered into certain transactions and agreements in the normal course of operations with related parties.  Significant related party transactions are as follows:

KyLin TV, Inc. (“KyLin TV”)

KyLin TV is an Internet Protocol television (“IPTV”) company that is controlled by the Chairman of the Board of Directors of the Company.  On September 1, 2008, the Company entered into an agreement with KyLin TV to build and deliver the setup and back office operations for KyLin TV’s IPTV service.  Effective April 1, 2012, the Company amended its agreement with KyLin TV, such that, in addition to the services previously provided, KyLin TV was appointed the exclusive distributor of the Company’s business to consumer (“B2C”) IPTV interests.  As exclusive distributor, KyLin TV obtains, advertises and markets all of the Company’s B2C content, in accordance with the terms of the amendment.  Accordingly, KyLin TV records the gross revenues from the Company’s B2C content as well as the associated license fees, whereas the Company records revenues in accordance with the revised fee schedule in the amendment.  The Company also provides and charges KyLin TV for administrative and general corporate support.  The amounts charged for these services provided by the Company for the three and nine months ended September 30, 2015 were $33 and $94, respectively (three and nine months ended September 30, 2014 were $32 and $93), and are recorded as a recovery in selling, general and administrative expense.

New York Islanders Hockey Club, L.P. (“New York Islanders”)

The Company provides IT-related professional services and administrative services to the New York Islanders, a professional hockey club that is majority owned by the Chairman of the Board of Directors of the Company.

Renaissance Property Associates, LLC (“Renaissance”)

The Company provides IT-related professional services to Renaissance, a real estate management company owned by the Chairman of the Board of Directors of the Company.  In September 2009, the Company signed a sublease agreement with Renaissance for office space in Plainview, New York.  The sublease agreement expired in December 2013, and the Company is now leasing this office on a month-to-month basis.  Rent expense paid by the Company to Renaissance for the three and nine months ended September 30, 2015 of $108 and $323, respectively (three and nine months ended September 30, 2014 were $108 and $323), inclusive of taxes and utilities, is included in selling, general and administrative expense.

NEULION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(Expressed in U.S. dollars, unless otherwise noted)
Information as at September 30, 2015 (unaudited) and December 31, 2014 and for the three and nine months ended September 30, 2015 and 2014 (unaudited)

Smile Train, Inc. (“Smile Train”)

The Company provides IT-related professional services to Smile Train, a public charity whose founder and significant benefactor is the Chairman of the Board of Directors of the Company.

For the periods indicated, the Company recognized revenue from related parties as follows:
	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

KyLin TV	$121	$209	$459	$643
New York Islanders	71	89	221	239
Renaissance	30	30	90	90
Smile Train	24	24	72	72
	$246	$352	$842	$1,044

The amounts due from (to) related parties are as follows:
	As of
	September 30,	December 31,
	2015	2014

KyLin TV	$292	$107
New York Islanders	(20)	3
Renaissance	(146)	1
	$126	$111

7.  Intangible Assets
	As of September 30, 2015
		Accumulated	Net book
	Cost	amortization	value

Customer relationships	$20,903	$12,635	$8,268
Completed technology	16,000	3,520	12,480
Trademarks	4,995	743	4,252
	$41,898	$16,898	$25,000

	As of December 31, 2014
		Accumulated	Net book
	Cost	amortization	value

Customer relationships	$11,503	$11,337	$166
Completed technology	1,600	1,360	240
Trademarks	295	295	0
	$13,398	$12,992	$406

NEULION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(Expressed in U.S. dollars, unless otherwise noted)
Information as at September 30, 2015 (unaudited) and December 31, 2014 and for the three and nine months ended September 30, 2015 and 2014 (unaudited)

8. Convertible Note

On January 30, 2015, the Company completed the acquisition of 100% of the outstanding securities of DivX for total consideration of $59,018.  On closing, the Company issued 35,890,216 shares of common stock of the Company valued at $31,905 on the issuance date and a $27,000 two-year convertible promissory Note.  Upon receiving shareholder approval on June 4, 2015, the Note automatically converted into 25,840,956 shares of the Company’s common stock.  The Company recorded a gain of $0 and $610 for the three and nine months ended September 30, 2015 related to the conversion of the Note.

Accounting for the Note

If certain criteria are met, companies must bifurcate certain embedded features from their host instruments and account for them as free-standing derivative instruments.  The Company evaluated the noteholder’s right to receive a cash payment for any positive intrinsic value in the Company’s stock at the maturity date of the Note and determined that the embedded cash settlement option should be bifurcated.  The Company determined that the fair value of the derivative liability on the acquisition date was $713 and on June 4, 2015 (prior to conversion) was $816, and accordingly recorded a net gain of $507 for the nine months ended September 30, 2015, on the condensed consolidated statements of operations and comprehensive income (loss) to reflect the change in fair value of the derivative liability immediately prior to conversion and the conversion of the convertible note.  The Company’s determination of the fair value of the derivative liability was based on a 90% probability that the Note would be converted by June 30, 2015.  If that probability was reduced, the fair value of derivative liability would be higher.  The Company recorded interest income related to the reversal of previously recorded interest expense on the convertible note of $0 and $266 for the three and nine months ended September 30, 2015, respectively.  The Company recorded $0 and $123 of interest expense on the amortization of the debt discount for the three and nine months ended September 30, 2015, respectively.  Additionally, the Company analyzed the conversion feature and determined that the effective conversion price was higher than the market price at the date of issuance; therefore no beneficial conversion feature was recorded.

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

For the periods indicated, the following table presents the calculation of basic and diluted EPS:

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014

Net income (loss)	$(3,120)	$249	$(6,851)	$1,946

Weighted average shares of common stock outstanding
used in calculating basic EPS	244,324,763	175,803,863	224,213,231	173,498,515
Effect of dilutive preferred stock, stock options
and warrants	0	41,358,960	0	39,155,938
Weighted average shares of common stock outstanding
used in calculating diluted EPS	244,324,763	217,162,823	224,213,231	212,654,453

Basic Earnings (Loss) per Share	$(0.01)	$0.00	$(0.03)	$0.01

Diluted Earnings (Loss) per Share	$(0.01)	$0.00	$(0.03)	$0.01

NEULION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(Expressed in U.S. dollars, unless otherwise noted)
Information as at September 30, 2015 (unaudited) and December 31, 2014 and for the three and nine months ended September 30, 2015 and 2014 (unaudited)

The following table summarizes the securities convertible into common stock that were outstanding as at September 30, 2015 and 2014 and (i) were included in the computation of diluted income per share for the three and nine months ended September 30, 2014 and (ii) were not included in the computation of diluted income per share for the three and nine months ended September 30, 2015 because their effect would have been anti-dilutive.
	September 30,
	2015	2014

Class 3 Preference Shares	17,176,818	17,176,818
Class 4 Preference Shares	10,912,265	10,912,265
Stock options – Amended and Restated 2012 Omnibus Securities and Incentive Plan	21,817,795	17,596,995
Restricted stock – Amended and Restated 2012 Omnibus Securities and Incentive Plan	4,500,000	0
Stock options – Fourth Amended and Restated Stock Option Plan	4,895,300	8,222,217
Warrants	1,924,741	8,795,506

10. Segmented Information

The Company’s assets and operations are located primarily in the United States. The Company operates in one segment. Our chief operating decision-maker reviews our operating results on an aggregate basis and manages our operations as a single operating segment.  Total revenue from customers, based on the location of the customers, was as follows:

	Three months ended September 30,				Nine months ended September 30,
	2015		2014		2015		2014

North America	$14,312	65%	$11,156	92%	$44,517	67%	$36,036	92%
Asia	5,280	24%	103	1%	14,380	22%	375	1%
Europe	1,444	7%	663	5%	4,617	7%	2,003	5%
Australia	865	4%	255	2%	2,745	4%	642	2%
	$21,901	100%	$12,177	100%	$66,259	100%	$39,056	100%

As of September 30, 2015 and December 31, 2014, property and equipment at locations outside the U.S. was not material.

11. Commitments and Contingencies

The Company has multiple leases for facilities and equipment.  As of September 30, 2015, the Company had no outstanding capital leases.  Future minimum annual payments over the next five years and thereafter (exclusive of taxes, insurance and maintenance costs) under these commitments as of September 30, 2015 are as follows:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Operating lease obligations	$5,264	$2,014	$3,144	$106	$0
Purchase obligations	5,978	4,482	1,496	0	0
	$11,242	$6,496	$4,640	$106	$0

The Company periodically enters into contracts with customers in which we guarantee our customer a minimum amount of revenue share for services we provide under the contract.  The minimum guarantees shown above primarily relate to (i) these minimum fixed revenue guarantees that we have committed to our customers over the next 4 years and (ii) minimum fixed bandwidth fees commitments with certain vendors over the next 12 to 18 months.  As at September 30, 2015, we believe that the future commitments are probable.

The Company has subleased a portion of its Toronto office, which is expected to generate a total recovery of $1,302 over the next two years.

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

NEULION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(Expressed in U.S. dollars, unless otherwise noted)
Information as at September 30, 2015 (unaudited) and December 31, 2014 and for the three and nine months ended September 30, 2015 and 2014 (unaudited)

12. Income Taxes

The (provision) benefit for income taxes during the 2015 and 2014 periods is primarily comprised of current and deferred tax expense in profitable cost-plus foreign jurisdictions, changes in deferred tax liabilities that cannot be offset by deferred tax assets and foreign withholding taxes.  Due to the full valuation allowance on our U.S. net deferred tax assets, we do not incur significant U.S. income tax expense or benefit.

As of September 30, 2015, we continued to provide a full valuation allowance against essentially all of our U.S. deferred tax assets as we do not believe that it is more likely than not that we will realize a benefit from those assets.  We have not recorded a valuation allowance against certain foreign net deferred tax assets as we believe that it is more likely than not that we will realize a benefit from those assets.

The Company does not believe there are any uncertain tax provisions under Accounting Standards Codification 740.

13.  Investment Income and Interest Expense, net

Investment income for the nine months ended September 30, 2014 includes proceeds of $421 upon the sale of an over-the-counter stock that previously had a nominal recorded value.  Interest income for the three and nine months ended September 30, 2015 includes $0 and $266, respectively, of reversal of interest expense that was previously accrued (see note 8) on the Note and $0 and $123, respectively, of interest on the amortization of the debt discount.

14.  Redeemable Preferred Stock

The Board of Directors of the Company approved a conversion and settlement agreement between the Company and the holders of the Class 3 and Class 4 Preference Shares, whereby the holders of the Class 3 and Class 4 Preference Shares agreed to convert their Preference Shares to shares of common stock on a 1:1 basis, in exchange for consideration totaling $4,131.  The consideration of $4,131 will be paid in the form of shares of common stock of the Company, and the number of shares to be received will be calculated based on the five-day volume weighted average price of the Company’s common stock immediately prior to conversion.  The Company intends to issue the shares once the holders have executed the conversion and settlement agreement and the Company receives regulatory approval to issue the shares.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis (“MD&A”) of the financial condition and results of operations of the Company should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes for the three and nine months ended September 30, 2015 and 2014, which have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). All dollar amounts are in U.S. dollars (“US$” or “$”) unless stated otherwise. As at November 2, 2015, the Bank of Canada noon rate for conversion of United States dollars to Canadian dollars (“CDN$”) was US$1 to CDN$1.3095.  Our MD&A is intended to enable readers to gain an understanding of our current results and financial position. To do so, we provide information and analysis comparing the results of operations and financial position for the current period to those of the preceding comparable period.

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

Forward-looking statements involve significant risk, uncertainties and assumptions. Although the forward-looking statements contained in this MD&A are based upon what management believes to be reasonable assumptions, we cannot assure readers that actual results will be consistent with these forward-looking statements. These forward-looking statements are made as of the date of this Quarterly Report on Form 10-Q and we assume no obligation to update or revise them to reflect new events or circumstances, except as required by law. Many factors could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements that may be expressed or implied by such forward-looking statements, including: our ability to derive anticipated benefits from the acquisition of DivX Corporation (“DivX”); our ability to successfully integrate the operations of DivX; our ability to realize some or all of the anticipated benefits of our partnerships; our ability to increase revenue; general economic and market segment conditions; our customers’ subscriber levels and financial health; our ability to pursue and consummate acquisitions in a timely manner; our continued relationships with our customers; our ability to negotiate favorable terms for contract renewals; competitor activity; product capability and acceptance rates; technology changes; regulatory changes; foreign exchange risk; interest rate risk; and credit risk. These factors should be considered carefully and readers should not place undue reliance on the forward-looking statements. A more detailed assessment of the risks that could cause actual results to materially differ from current expectations is contained in Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

Enterprises throughout the entire digital video ecosystem use our solutions to better grow, engage and monetize their customer bases. Our NeuLion Digital Platform offers content owners, such as sports leagues, television networks and cable TV operators, a highly-configurable and scalable suite of digital technologies, together with services for back-end content preparation, management and secure delivery of content, in an end-to-end solution that addresses the complexities associated with monetizing their content.

We generate revenue for our NeuLion Digital Platform through subscription license agreements based on the number of channels and events through which we deliver our customers’ content and the number of connected devices we enable.  We also receive variable revenue based on the volume of digital video content we deliver, the level of advertising and ecommerce activity and the support services we provide to our customers’ end users.  Revenue from our NeuLion Digital Platform customers typically grows over time as customers grow the number of channels, events and connected devices and the volume of digital video content, advertising and ecommerce.  We expect revenue from our NeuLion Digital Platform to continue to grow as we add more customers and as existing customers expand their use of our solution.

On January 30, 2015, we completed the acquisition of DivX for total consideration of approximately $59.0 million.  On closing, we issued 35,890,216 shares of common stock valued at $31.9 million on the issuance date and a $27.0 million two-year convertible promissory note, or the Note.  On June 4, 2015, our stockholders approved the conversion of the Note, and it was converted into 25,840,956 shares of our common stock.  Our DivX video viewing solution allows Consumer Electronics (“CE”) manufacturers to provide a secure, high-quality video viewing experience and premium screen resolution, up to Ultra HD/4K, across all content formats, for a wide range of their connected devices.  Our MainConcept solution provides a high-quality video compression-decompression, or codec, software library to CE manufactures, video integrators and others.

We generate revenue from our DivX, MainConcept and other solutions through subscription license agreements and variable per unit fees.  Revenue from these solutions declined in 2015 versus 2014, but we expect this revenue to remain relatively stable for the foreseeable future.

We believe that the proliferation of Internet-connected devices, the increasing amount of digital video content, the growth in video consumption, particularly sports, on mobile devices and the demand for continually improving and personalized viewing experiences will be the principal drivers of our growth.  As enterprises continue to struggle with the complexities of managing growing libraries of digital content, creating compelling branded user experiences and delivering those experiences across a wide range of connected devices in high-quality resolutions, we believe that our comprehensive product offerings and focus on innovation will allow us to increase revenues from existing customers and expand our customer base in our current markets and internationally.

To continue to grow our business, we intend to invest across our organization to expand and enhance our solutions and improve our operating efficiencies. These investments will increase our costs and expenses on an absolute dollar basis, but the timing and amount of these investments will vary based on the rate at which we expect to add new customers, the volume and timing of digital video content we expect to deliver, the implementation and support needs of our customers, our solution development plans, our technology infrastructure requirements and the internal needs of our organization. Many of these investments will occur in advance of our realizing any resultant benefit, which may make it difficult to determine if we are effectively allocating our resources.

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

	3 months ended September 30,				9 months ended September 30,
	2015		2014	% change	2015	2014	% change
Revenue - Pro Forma (amounts in millions)	$21.9	(1)	$18.5	18%	$68.5	$58.4	17%

Revenue (GAAP) as reported	$21.9		$12.2		$66.3	$39.1
Revenue (GAAP) DivX (prior to acquisition)			$6.3		$2.2	$19.3

We principally use pro forma revenue, in combination with non-GAAP revenue and platform revenue, as described below, to monitor the period-over-period performance of the business.  Pro forma revenue reflects the combined revenue of our historical business and our acquired DivX business, adjusted as a result of purchase accounting.  Our pro forma revenues increased 18% and 17% for the three and nine months ended September 30, 2015, respectively.

(1)	Figures for the three months ended September 30, 2015 are actual results.

	3 months ended September 30,				9 months ended September 30,
	2015		2014	% change	2015	2014	% change
Pro Forma Revenue - non-GAAP (amounts in millions)	$25.6	(1)	$25.1	2%	$81.4	$80.6	1%

Revenue (GAAP) as reported	$21.9	(1)	$12.2		$66.3	$39.1
Revenue (GAAP) DivX (prior to acquisition)			$6.3		$2.2	$19.3
Revenue due to purchase accounting adjustment	$3.7		$6.6		$12.9	$22.2

We principally use pro forma non-GAAP revenue, in combination with pro forma revenue and platform revenue, as described above and below, to monitor the period-over-period performance of the business.  Pro forma non-GAAP revenue measures the revenue of our historical business and our acquired DivX business on a combined basis without excluded revenue due to purchase accounting.  We expect the adjustments to revenue for purchase accounting to end in the first quarter of 2016.  Our pro forma non-GAAP revenue increased by 2% and 1%, for the three and nine months ended September 30, 2015, respectively.   The growth in pro forma non-GAAP revenue is lower than our organic revenue growth due to a decline in revenues in our DivX and MainConcept revenue streams.  Refer to reconciliation of non-GAAP Revenue to GAAP Revenue, below, for full details.

(1)	Figures for the three months ended September 30, 2015 are actual results.

	3 months ended September 30,			9 months ended September 30,
	2015	2014	% change	2015	2014	% change
Revenue - NeuLion Digital Platform (amounts in millions)	$14.3	$12.2	17%	$46.3	$39.1	18%

We monitor our revenue from our NeuLion Digital Platform because we expect it to grow faster than our revenue from our other solutions as we add new customers and increase the variable revenue we realize from existing customers.  As a result, we expect our platform revenue to continue to grow in absolute dollars and as a percentage of revenue.  Our platform revenue grew 17% and 18% during the three and nine months ended September 30, 2015, respectively, and 18% for the full year 2014 versus 2013.  Our platform revenue is seasonal, related to the timing and size of events that our customers deliver through our solution.  The fourth quarter has historically been our highest revenue quarter, but this seasonality changes as we add new customers and events.

	3 months ended September 30,		9 months ended September 30,
	2015	2014	2015	2014
Pro Forma Cost of Revenue as a % of Pro Forma non-GAAP Revenue	15%	17%	16%	19%

Cost of revenue consists principally of bandwidth costs paid in connection with our distribution of digital video content and, to a lesser extent, license fees paid to certain customers for whom we recognize revenue on a gross basis.  We use cost of revenue as a percent of revenue, together with adjusted EBITDA, to measure the operating performance of our business.  We have been able to reduce our cost of revenue as a percent of revenue as we have increased the digital video content we deliver on our NeuLion Digital Platform and as a result of the acquisition of DivX.  Our cost per unit of bandwidth decreases as we deliver more digital video content.  Our cost of revenue as a percentage of revenue going forward will depend primarily on our revenue mix.

	3 months ended September 30,				9 months ended September 30,
	2015		2014	% change	2015	2014	% change
Pro Forma Adjusted EBITDA (amounts in millions)	$5.0	(1)	$3.1	61%	$16.0	$11.9	34%

We monitor pro forma adjusted EBITDA, together with cost of revenue as a percent of revenue, to measure the operating performance of our business.  We expect adjusted EBITDA to improve over time as we grow our revenue and improve our operating performance, but adjusted EBITDA as a percent of revenue will vary based on the timing of revenue and expenses.  Refer to reconciliation of Adjusted EBITDA to GAAP Net Income, below, for full details.

(1)	Figures for the three months ended September 30, 2015 are actual results.

	Year ended December 31,
	2014	2013	2012
Petabytes Streamed	227	154	82

We measure the amount of digital video content we stream in petabytes  We monitor petabytes streamed to measure the performance of both our variable revenues as well as our operating leverage in terms of cost of revenue from the NeuLion Digital Platform.  As we stream more petabytes, our variable revenues increase while our cost of revenue as a percentage of revenue decreases.  We expect our petabytes streamed to increase to over 300 petabytes in 2015 as we expand our customer relationships and we grow our existing customer base.

Reconciliation of GAAP Revenue to Pro Forma Revenue non-GAAP (in thousands):

	Organic		DivX		Consolidated
Three months ended September 30,	2015	2014	2015	2014	2015	2014

GAAP Revenue	$14,341	$12,177	$7,560	$6,283	$21,901	$18,460

Revenue excluded due to purchase accounting	0	0	3,741	6,660	3,741	6,660

Non-GAAP Revenue	$14,341	$12,177	$11,301	$12,943	$25,642	$25,120

	Organic		DivX		Consolidated
Nine months ended September 30,	2015	2014	2015	2014	2015	2014

GAAP Revenue	$46,314	$39,056	$22,184	$19,397	$68,498	$58,453

Revenue excluded due to purchase accounting	0	0	12,937	22,136	12,937	22,136

Non-GAAP Revenue	$46,314	$39,056	$35,121	$41,533	$81,435	$80,589

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

We anticipate the revenue excluded due to purchase accounting going-forward as follows:

Q4 2015	3,478
Q1 2016	878
$4,356

Reconciliation of Pro Forma GAAP Net Income (Loss) to Pro Forma Adjusted EBITDA (in thousands):

	Organic		DivX		Consolidated
Three months ended September 30,	2015	2014	2015	2014	2015	2014

Consolidated Net Income (Loss) on a GAAP basis	$855	$249	$(3,975)	$(6,515)	$(3,120)	$(6,266)

Revenue excluded due to purchase accounting	0	0	3,741	6,660	3,741	6,660
Depreciation and amortization	450	680	1,596	1,434	2,046	2,114
Stock-based compensation	921	380	0	277	921	657
Income taxes	(167)	(28)	1,408	(54)	1,241	(82)
Investment income (expense) and foreign exchange loss	145	29	(12)	(12)	133	17

Adjusted EBITDA	$2,204	$1,310	$2,758	$1,790	$4,962	$3,100

	Organic		DivX		Consolidated
Nine months ended September 30,	2015	2014	2015	2014	2015	2014

Consolidated Net Income (Loss) on a GAAP basis	$4,926	$1,946	$(14,001)	$(20,268)	$(9,076)	$18,322

Revenue excluded due to purchase accounting	0	0	12,937	22,136	12,937	22,136
Depreciation and amortization	1,389	2,076	4,778	4,256	6,167	6,332
Stock-based compensation	1,843	1,089	0	0	1,843	1,089
Acquisition-related expenses	342	0	18	1,185	360	1,185
Gain on revaluation of convertible note derivative	(507)	0	0	0	(507)	0
Income taxes	71	164	3,871	(351)	3,942	(187)
Investment income (expense) and foreign exchange loss	441	(362)	(92)	(2)	349	(364)

Adjusted EBITDA	$8,505	$4,913	$7,511	$6,956	$16,015	$11,869

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

Our platform revenue is seasonal and is based significantly on the timing and size of events that our customers deliver through our solution.  The fourth quarter has historically been our highest revenue quarter, but this seasonality changes as we add new customers and events.

Cost and Expenses

Cost of revenue

Cost of revenue consists principally of bandwidth costs paid in connection with our distribution of digital video content and, to a lesser extent license, fees paid to certain customers for whom we recognize revenue on a gross basis.  Cost of revenue excludes amortization and depreciation and labor costs.

We expect cost of revenue to increase in absolute dollars as revenue increases; however, we expect cost of revenue as a percentage of revenue to decrease for the foreseeable future.

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

We expect SG&A to increase in absolute dollars as we add personnel, increase our spending on sales and marketing and grow our business; however, we expect SG&A to decline as a percent of revenue over time.

Research and development

Research and development expenses primarily consist of wages and benefits for research and development personnel.  We expect research and development to increase in absolute dollars as we continue to add personnel to enhance and grow our solutions; however, we expect research and development to decline as a percent of revenue over time.

RESULTS OF OPERATIONS

Comparison of Three Months Ended September 30, 2015 to Three Months Ended September 30, 2014 (unaudited)

Our consolidated financial statements for the three months ended September 30, 2015 have been prepared in accordance with U.S. GAAP. A comparison of our results of operations for those periods is as follows (amounts in thousands):

	3 months ended September 30,
	2015			2014
	NeuLion	DivX	Total	NeuLion
Revenue	$14,341	$7,560	$21,901	$12,177

Costs and expenses
Cost of revenue, exclusive of depreciation and
amortization shown separately below	3,124	739	3,863	2,813
Selling, general and administrative, including
stock-based compensation	7,482	3,668	11,150	6,330
Research and development	2,453	4,136	6,589	2,104
Depreciation and amortization	449	1,596	2,045	680
	13,508	10,139	23,647	11,927
Operating income (loss)	833	(2,579)	(1,746)	250
Other income (expense)	(145)	11	(134)	(29)
Net and comprehensive income (loss) before income taxes	688	(2,568)	(1,880)	221
Income taxes	168	(1,408)	(1,240)	28
Net and comprehensive income (loss)	$856	$(3,976)	$(3,120)	$249

Revenue

Revenue increased to $21.9 million for the three months ended September 30, 2015 from $12.2 million for the three months ended September 30, 2014.  The $9.7 million improvement was primarily the result of the acquisition of DivX, which accounted for $7.6 million of revenue during the quarter.  The organic improvement of $2.1 million, or 17%, was primarily the result of an increase in revenue from fixed license fees of $1.0 million and variable usage fees of $0.9 million.

Costs of Revenue

Cost of revenue increased to $3.9 million for the three months ended September 30, 2015 from $2.8 million for the three months ended September 30, 2014.  Cost of revenue as a percentage of revenue improved from 23% for the three months ended September 30, 2014 to 18% for the three months ended September 30, 2015. The 5 percentage point improvement (as a percentage of revenue) primarily resulted from the acquisition of DivX and improved broadcast operating costs.

Selling, general and administrative expenses, including stock-based compensation

Selling, general and administrative expenses, including stock-based compensation, increased by $4.8 million, or 76%, from $6.3 million for the three months ended September 30, 2014 to $11.1 million for the three months ended September 30, 2015.  Selling, general and administrative expenses, including stock-based compensation, but excluding expenses associated with the acquisition of DivX were $7.5 million, an increase of 19%.  The individual variances are as follows:

• Wages and benefits increased from $4.5 million for the three months ended September 30, 2014 to $7.1 million for the three months ended September 30, 2015. DivX accounted for $2.1 million of wages and benefits.  The remaining $0.5 million increase was primarily a result of salary increases and bonuses.

• Stock based compensation increased from $0.4 million for the three months ended September 30, 2014 to $0.9 million for the three months ended September 30, 2015.  The $0.5 million increase was the result of stock option and restricted stock grants.

• Professional fees increased from $0.3 million for the three months ended September 30, 2014 to $1.0 million for the three months ended September 30, 2015.  The $0.7 million increase was primarily the result of the acquisition of DivX.

• Marketing expenses increased from a nominal amount for the three months ended September 30, 2014 to $0.3 million for the three months ended September 30, 2015.  The $0.3 million increase was primarily the result of the acquisition of DivX.

• Other SG&A expenses increased from $1.1 million for the three months ended September 30, 2014 to $1.8 million for the three months ended September 30, 2015.  DivX accounted for $0.7 million of Other SG&A expenses.  Other SG&A expenses include travel expenses, rent, office supplies, corporate IT services, credit card processing fees and other general operating expenses.

Research and development

Research and development costs increased from $2.1 million for the three months ended September 30, 2014 to $6.6 million for the three months ended September 30, 2015.  DivX accounted for $4.1 million of research and development costs.  The remaining $0.4 million increase was primarily a result of salary increases and bonuses approved in the second quarter of 2015.

Depreciation and amortization

Depreciation and amortization increased from $0.7 million for the three months ended September 30, 2014 to $2.0 million for the three months ended September 30, 2015.  The $1.3 million increase was due to amortization of intangible assets as a result of the acquisition of DivX.

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

As of September 30, 2015, we continued to provide a full valuation allowance against essentially all of our U.S. deferred tax assets as we do not believe that it is more likely than not that we will realize a benefit from those assets.  We have not recorded a valuation allowance against certain foreign net deferred tax assets as we believe that it is more likely than not that we will realize a benefit from those assets.

Comparison of Nine Months Ended September 30, 2015 to Nine Months Ended September 30, 2014 (unaudited)

Our consolidated financial statements for the nine months ended September 30, 2015 have been prepared in accordance with U.S. GAAP. A comparison of our results of operations for those periods is as follows (in thousands):

	9 months ended September 30,
	2015			2014
	NeuLion	DivX	Total	NeuLion
		(1)
Revenue	$46,314	$19,945	$66,259	$39,056

Costs and expenses
Cost of revenue, exclusive of depreciation and
amortization shown separately below	10,337	2,067	12,404	9,860
Selling, general and administrative, including
stock-based compensation	22,367	10,088	32,455	19,108
Research and development	7,291	12,093	19,384	6,265
Depreciation and amortization	1,388	4,245	5,633	2,075
	41,383	28,493	69,876	37,308
Operating income (loss)	4,931	(8,548)	(3,617)	1,748
Other income	65	30	95	362
Net and comprehensive income (loss) before income taxes	4,996	(8,518)	(3,522)	2,110
Income taxes	(71)	(3,258)	(3,329)	(164)
Net and comprehensive income (loss)	$4,925	$(11,776)	$(6,851)	$1,946

(1)  Results for DivX are for the period from February 1, 2015 to September 30, 2015.

Revenue

Revenue increased to $66.3 million for the nine months ended September 30, 2015 from $39.1 million for the nine months ended September 30, 2014.  The $27.2 million improvement was primarily the result of the acquisition of DivX, which accounted for $19.9 million of revenue during the quarter.  The organic improvement of $7.3 million, or 19%, was primarily the result of an increase in revenue from fixed license fees of $2.4 million and variable usage fees of $4.5 million.

Costs of Revenue

Cost of revenue increased to $12.4 million for the nine months ended September 30, 2015 from $9.9 million for the nine months ended September 30, 2014.  Cost of revenue as a percentage of revenue improved from 25% for the nine months ended September 30, 2014 to 19% for the nine months ended September 30, 2015. The 6 percentage point improvement (as a percentage of revenue) primarily resulted from the acquisition of DivX and improved broadcast operating costs.

Selling, general and administrative expenses, including stock-based compensation

Selling, general and administrative expenses, including stock-based compensation, increased by $13.4 million, or 70%, from $19.1 million for the nine months ended September 30, 2014 to $32.5 million for the nine months ended September 30, 2015.  Selling, general and administrative expenses, including stock-based compensation, excluding expenses associated with the acquisition of DivX were $22.4 million, an increase of 17%.  The individual variances are as follows:

• Wages and benefits increased from $13.9 million for the nine months ended September 30, 2014 to $21.0 million for the nine months ended September 30, 2015. DivX accounted for $6.0 million of wages and benefits.  The remaining $1.1 million increase was primarily a result of retroactive salary increases and bonuses.

• Stock-based compensation increased from $1.1 million for the nine months ended September 30, 2014 to $1.8 million for the nine months ended September 30, 2015.  The $0.7 million increase was the result of stock option and restricted stock grants.

• Professional fees increased from $1.0 million for the nine months ended September 30, 2014 to $2.4 million for the nine months ended September 30, 2015.  The $1.4 million increase was primarily the result of the acquisition of DivX.

• Marketing expenses increased from $0.3 million for the nine months ended September 30, 2014 to $1.1 million for the nine months ended September 30, 2015.  The $0.8 million increase was primarily the result of the acquisition of DivX.

• Acquisition-related expenses increased from $0 million for the nine months ended September 30, 2014 to $0.4 million for the nine months ended September 30, 2015.  The $0.4 million increase was the result of the acquisition of DivX.

• Other SG&A expenses increased from $2.8 million for the nine months ended September 30, 2014 to $5.8 million for the nine months ended September 30, 2015.  DivX accounted for $2.1 million of Other SG&A expenses.  Other SG&A expenses include travel expenses, rent, office supplies, corporate IT services, marketing, credit card processing fees and other general operating expenses.

Research and development

Research and development costs increased from $6.3 million for the nine months ended September 30, 2014 to $19.4 million for the nine months ended September 30, 2015.  DivX accounted for $12.1 million of research and development costs.  The remaining $1.0 million increase was primarily a result of retroactive salary increases and bonuses approved during the second quarter of 2015.

Depreciation and amortization

Depreciation and amortization increased from $2.1 million for the nine months ended September 30, 2014 to $5.6 million for the nine months ended September 30, 2015.  The $3.5 million increase was due to the amortization of intangibles as a result of the acquisition of DivX.

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

As of September 30, 2015, we continued to provide a full valuation allowance against essentially all of our U.S. deferred tax assets as we do not believe that it is more likely than not that we will realize a benefit from those assets.  We have not recorded a valuation allowance against certain foreign net deferred tax assets as we believe that it is more likely than not that we will realize a benefit from those assets.

LIQUIDITY AND CAPITAL RESOURCES

Our cash position was $59.1 million at September 30, 2015.  During the nine months ended September 30, 2015, we generated $23.3 million from operating activities, which included cash of $22.3 million from changes in operating assets and liabilities. Additionally, cash provided by financing activities included $0.9 million from the exercise of stock options and broker units and cash provided by investing activities included $9.7 million from the acquisition of DivX, offset by $1.2 million to purchase fixed assets.

As of September 30, 2015, our principal sources of liquidity included cash and cash equivalents of $59.1 million and trade accounts receivable of $16.0 million, offset by $22.9 million in accounts payable and $9.3 million in accrued liabilities.  We continue to closely monitor our cash balances to ensure that we have sufficient cash on hand to meet our operating needs. Management believes that we have sufficient liquidity to meet our working capital and capital expenditure requirements for at least the next twelve months.

At September 30, 2015, approximately 39% of our cash and cash equivalents were held in accounts with a U.S. bank that received a BBB+ rating from Standard and Poor’s and an Baa1 rating from Moody’s and 26% of our cash and cash equivalents were held in accounts with a U.S. bank that received a AA- rating from Standard and Poor’s and an AA1 rating from Moody’s. The Company believes that these U.S. financial institutions are secure notwithstanding the current global economy and that we will be able to access the balance of our bank deposits. Our investment policy is to invest in low-risk short-term investments which are primarily term deposits. We have not had a history of any defaults on these term deposits, nor do we expect any in the future given the short- term maturity of these investments.

Working Capital Requirements

Our net working capital at September 30, 2015 was $36.3 million, an improvement of $29.2 million from the December 31, 2014 net working capital of $7.1 million. Our working capital ratios at September 30, 2015 and December 31, 2014 were 1.8 and 1.2, respectively. Included in current liabilities at September 30, 2015 and December 31, 2014 are approximately $11.6 million and $9.6 million, respectively, of liabilities (deferred revenue) that we do not anticipate settling in cash.

The change in working capital was primarily due to increases in current assets of $43.9 million and current liabilities of $14.7 million.

Current assets at September 30, 2015 were $80.2 million, an increase of $43.9 million from the December 31, 2014 balance of $36.3 million.  The change was primarily due to an increase of $33.2 million in cash and cash equivalents, $7.9 million in accounts receivable and $2.3 million in prepaid expenses and deposits.

Current liabilities at September 30, 2015 were $43.9 million, an increase of $14.7 million from the December 31, 2014 balance of $29.2 million. The increase was primarily due to increases of $8.5 in accounts payable, $4.1 million in accrued liabilities and $2.0 million in deferred revenue.

Off Balance Sheet Arrangements

The Company did not have any off balance sheet arrangements as of September 30, 2015.

Item 3.                  Quantitative and Qualitative Disclosures About Market Risk

In the normal course of our business, we are exposed to market risk, primarily from changes in foreign currency exchange rates that could impact our results of operations and financial position.  We manage our exposure to these market risks through our regular operating activities.

A substantial majority of our revenue, expense and capital expenditure activities are transacted in U.S. dollars.  However, we do transact business in other currencies, primarily the Canadian dollar, the British pound, the Chinese Renminbi and the Euro.  For most of these foreign currencies, we are a net payor, and, therefore, are adversely affected by a weaker U.S. dollar and benefit from a stronger U.S. dollar relative to the foreign currencies in which we transact significant amounts of business.

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

For the quarter ended September 30, 2015, a 10% weaker U.S. dollar against the currencies of all foreign countries in which we had operations during the quarter would have increased our revenue by $0.2 million and decreased our pre-tax operating profit by $0.2 million.  For the quarter ended September 30, 2014, a 10% weaker U.S. dollar against the currencies of all foreign countries in which we had operations during the quarter would have increased our revenue by $0.1 million and decreased our pre-tax operating profit by $0.0 million.  A 10% stronger U.S. dollar would have resulted in proportionate decreases to our revenue and increases to our pre-tax operating profit for the second quarters of 2015 and 2014.

On average across our mix of international businesses, foreign currencies at September 30, 2015 were weaker against the U.S. dollar than the average foreign exchange rates that prevailed across the full year 2014.  As a result, if foreign exchange rates had remained unchanged throughout the third quarter of 2015, the foreign exchange translation would have reduced growth as reported in U.S. dollars.  As foreign exchange rates change daily, there can be no assurance that foreign exchange rates will remain constant throughout 2015, and rates could go either higher or lower.

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

Our Chief Executive Officer and Chief Financial Officer, with the assistance of other members of our management, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter ended September 30, 2015 (the “Evaluation”).  Based upon the Evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) were effective as of the quarter ended September 30, 2015.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2015, no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) has been identified that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.               Risk Factors

There have been no material changes in the risk factors previously disclosed in the Company’s Form 10-K for the fiscal year ended December 31, 2014.

Item 2.                  Unregistered Sales of Equity Securities and Use of Proceeds

The following unregistered securities were sold by the Company during the quarter ended September 30, 2015:

1.           Between July 1, 2015 and September 30, 2015, two employees residing within the United States exercised an aggregate of 81,250 stock options for total proceeds of $30,375 and received 81,250 shares of the Company’s common stock.  The Company offered and sold the common stock in reliance on the exemption from registration afforded by Section 4(a)(2) under the Securities Act of 1933, as amended (the “Securities Act”).

2.           Between July 1, 2015 and September 30, 2015, two employees residing within the United States exercised an aggregate of 46,500 stock options on a “net basis” and received 30,941 shares of the Company’s common stock, and two employees residing outside the United States exercised an aggregate of 10,000 stock options on a “net basis” and received 3,911 shares of the Company’s common stock. The Company offered and sold the common stock and stock options in reliance on the exemption from registration afforded by Section 4(a)(2) under the Securities Act.  Exercising on a “net basis” means the holder receives shares of common stock equal to the in-the-money value of his or her options.  The “in-the-money value” is calculated as the five-day volume-weighted average stock price prior to the date of exercise (i.e., the “fair market value”) minus the exercise price, with the resultant difference being multiplied by the number of options exercised and the resultant product being divided by the fair market value.

3.           On July 13, 2015, the Board authorized the grant to various Company employees of 1,732,500 stock options to purchase an aggregate of 1,732,500 of the Company’s common stock, at an exercise price of $1.16 per share, under the NeuLion, Inc. 2012 Omnibus Securities and Incentive Plan (the “2012 Plan”).  The options vest annually in equal increments of 25% on each anniversary of the effective date of grant, which was July 13, 2015; the first increment vests on July 13, 2015.  The options expire on July 13, 2025.  The Company offered and sold the options in reliance on the exemption from registration afforded by Section 4(a)(2) under the Securities Act.

4.           On July 27, 2015, we issued shares of common stock without registration under the Securities Act to non-management directors, in payment pursuant to our Directors’ Compensation Plan of their semi-annual directors’ fees for the six-month period ended June 30, 2015, in the following aggregate amounts:

Gabriel A. Battista	7,827
Robert E. Bostrom	6,522
John A. Coelho	12,465
James R. Hale	12,465
Shirley Strum Kenny	14,784
David Kronfeld	17,393
Charles B. Wang	19,132
Total:	90,588

The aggregate value of the 90,588 shares of common stock issued to these directors was $104,167 on the date of issuance.  We issued these shares of common stock pursuant to the exemption from registration set forth in Section 4(a)(2) of the Securities Act.

5.           On August 24, 2015, the Board authorized the grant to various officers and employees of 1,200,000 shares of restricted common stock under the 2012 Plan.  The shares vest in their entirety on January 19, 2016.  The Company offered and sold the options in reliance on the exemption from registration afforded by Section 4(a)(2) under the Securities Act.

Item 6.                  Exhibits

(b)   Exhibits

The exhibits listed below are filed as part of this report.

Exhibit No.	Description

31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32**	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS***	XBRL Instance Document

Exhibit No.	Description
101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
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

NEULION, INC.

Date: November 5, 2015	By: /s/ Kanaan Jemili
Name: Kanaan Jemili
Title: Chief Executive Officer

Date: November 5, 2015	By: /s/ Arthur J. McCarthy
Name: Arthur J. McCarthy
Title: Chief Financial Officer