Form 10-K
period 2015-12-31
NEULION, INC.
filed 2016-03-03
CIK 1387713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $118,404,349.

As of February 29, 2016, there were 282,041,667 shares of the registrant’s common stock, $0.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to its Annual Meeting of Stockholders, which definitive proxy statement shall be filed with the Securities and Exchange Commission (the “SEC”) within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

NeuLion, Inc.

Index to Form 10-K

ii

PART I

ITEM 1.	Business

Overview

NeuLion, Inc. (“NeuLion,” the “Company,” “we,” “us,” or “our”), a Delaware corporation, is a leading provider of enterprise digital video solutions with the mission to deliver and enable the highest quality live and on-demand digital video content experiences anywhere and on any device.  Our flagship solution, the NeuLion Digital Platform, is a proprietary, cloud-based, fully integrated, turnkey solution that enables the delivery and monetization of digital video content.

Enterprises throughout the entire digital video ecosystem use our solutions to better grow, engage and monetize their customer bases.  The NeuLion Digital Platform offers content owners and rightsholders a highly-configurable and scalable suite of digital technologies, together with services for back-end content preparation, management, secure delivery and monetization, in an end-to-end solution that addresses the complexities associated with successfully streaming and marketing their content.  Our comprehensive solution suite also includes our DivX video solution that allows consumer electronics (“CE”) manufacturers to provide a secure, high-quality video experience and premium screen resolution, up to Ultra HD/4K, across virtually all content formats, for a wide range of connected devices.

We primarily generate revenue by offering the NeuLion Digital Platform on a subscription license basis. Our revenue is generated from fees determined by the number of channels through which we deliver our customers’ content, the number of events we stream and the number of connected devices we enable, as well as from variable fees determined by the volume of digital video content we deliver and/or the end user revenue generated by our customers.  We also generate revenue from licensing our DivX video solution to CE manufacturers, video solution developers and others.

We believe that the proliferation of Internet-connected devices, the increasing amount of digital video content, the growth in video consumption, particularly sports, on mobile devices and the demand for continually improving and personalizing viewing experiences will be the principal drivers of our growth.  As enterprises continue to struggle with the complexities of managing growing libraries of digital content, creating compelling branded user experiences and delivering those experiences across a wide range of connected devices in high-quality resolutions, our comprehensive suite of products and focus on innovation will allow us to increase revenues from existing customers and expand our customer base in North America and internationally.

We were incorporated as Jump TV Inc. on January 14, 2000 under the Canada Business Corporations Act. In October 2008, Jump TV Inc. completed a merger with the company now known as NeuLion USA, Inc. pursuant to which it became our wholly-owned subsidiary.  The merger was accounted for as a reverse takeover.  In July 2009, our Registration Statement on Form 10 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), was declared effective by the SEC and we changed our corporate name to NeuLion, Inc.  We have traded on the TSX since August 9, 2006.  On November 30, 2010, we were domesticated under Delaware law.  On January 30, 2015, we consummated the acquisition of DivX Corporation (“DivX”), which creates, distributes, and licenses digital video technologies for PCs, smart TVs, and mobile devices.  MainConcept, its subsidiary, provides high-quality video compression-decompression, or codec, software libraries and products to consumer electronics manufacturers, broadcasters, video solution developers and others.

Our Solutions

The NeuLion Digital Platform provides content owners and rightsholders with an end-to-end solution that enables them to ingest, encode, manage, deliver, monetize and analyze the performance of their live and on-demand digital video content.  Our DivX video solution empowers connected devices with premium, up to Ultra HD/4K, screen resolution, secured streaming, playback and certification.

Key Attributes

Our solutions offer the following key attributes:

•
Proprietary, end-to-end, cloud-based, configurable solution.  The cloud-based NeuLion Digital Platform was “built around” modular and integrated core functions that work together to successfully deliver live and on-demand digital video content, making the NeuLion Digital Platform readily implemented, upgradable, extendable and scalable.  We believe the NeuLion Digital Platform is the only proprietary, end-to-end solution in the market.

•
Seamless delivery of live content and real-time interactive viewer experiences.  The NeuLion Digital Platform supports the critical execution required to deliver live content to connected devices, together with a rich and interactive viewer experience that includes real-time statistics, on-demand instant replays and multiple camera angle options.

•
Broad device reach.  Our NeuLion Digital Platform solution enables content rights owners to deliver live and on-demand digital video content to connected devices, including PC and Mac, mobile and tablets, game consoles, smart TVs, and other streaming devices. Our DivX solution further enhances the NeuLion Digital Platform by enabling secure, high-quality streaming and playback of content, up to Ultra HD/4K, across virtually all content formats, for a wide range of connected devices.

•
Scalable to largest customers.  Our solution scales to deliver live and on-demand digital video content to large global audiences across multiple devices. Our customers have leveraged the NeuLion Digital Platform to deliver their most important events, such as the World Cup, the Olympics, the Super Bowl and the NBA finals, to viewers worldwide.

•
Highly extensible.  We make available application program interfaces (“APIs”) to our customers that enable them to integrate with third-party application providers.  Our APIs allow our customers to protect past investments made in third-party technologies and ease integration between the NeuLion Digital Platform and those third-party products.

•
Extensive monetization options.  The NeuLion Digital Platform provides monetization tools for content owners and rightsholders that include subscription services, pay-per-view content, and dynamically-delivered advertising for pre-, post- and mid-roll insertion.

•
High-quality resolution and enhanced viewing experience.  The NeuLion Digital Platform allows our customers to deliver enhanced interactive features, including instant replays, slow motion highlights, multi-game viewing, access to live statistics, and viewing from multiple camera angles.  Our encoding component enables our customers to provide better screen resolution, high-quality and faster adaptive bit rate streaming, reduced buffering, and quicker start time and video loading for their end users.

Key Customer Benefits

We provide the following key customer benefits:

•
Turnkey end-to-end solution.  The NeuLion Digital Platform offers all of the features and functionality necessary to publish and deliver secure, live and on-demand video to a broad range of connected devices. It allows our customers to focus on their business and rely on our solution to handle all aspects of their digital video management, delivery and monetization.

•
Time to market.  We enable our customers to get their products to market quickly and seamlessly.  Through our end-to-end platform and extensive experience, we speed up the time it takes to get from product concept and inception through development and ultimately to delivery of the end-user product to consumers in the marketplace.

•	Delivery to multiple devices. We specialize in multiple device delivery, enabling our customers’ audiences to watch live and on-demand digital video content on any connected device.

•
Enhanced viewer experience.  The NeuLion Digital Platform allows us to create immersive and customizable viewing experiences through advanced user control, instant replays, timeline event markers and multi-event streaming up to Ultra HD/4K, resulting in higher end-user engagement.

•
Increased monetization opportunities.  We help our customers grow and monetize their customer bases via the NeuLion Digital Platform through the creation of subscription packages, promotional plans, pay-per-view events and transactions including ticket and merchandise sales, all supported by a single platform.  In addition, we facilitate the display of pre-, post- and mid-roll video advertisements, banner ads and companion ads.

•
Superior customer and operational service.  Through the NeuLion Digital Platform, we provide 24-hour technical support for our customers through multiple operations centers and provide our customers with fan support service representatives to handle consumer inquiries. Additionally, we provide licensed technology, operational resources and experienced personnel to manage the complex workflows required to deliver live and on-demand digital video content to connected devices.

•
Easy 4K live streaming.  Our DivX CE SDK enables 4K live streaming of content, allowing original equipment manufacturer customers to quickly deploy devices that can support 4K video streaming, including live OTT video services powered by the NeuLion Digital Platform.  This technology integration gives consumers more access to content and makes streaming even easier.

•
Fast video processing.  MainConcept SDKs are premier solutions for software developers who require codec support in their own applications, service or local and cloud environment while leveraging MainConcept’s codec technology that supports multiple formats.  These solutions offer up to 60% faster video processing performance and lower project risk as compared to open source.

Customers

We have enterprise customers in three broad categories: content owners and rightsholders; CE manufacturers; and video integrators.  Relationships with our content owner and rightsholder customers, which include professional sports, college sports and TV Everywhere customers, generally involve entering into software license, distribution and service agreements to provide end-to-end solutions for the delivery of their content. We license our DivX technology to CE manufacturers to enable their devices with high-quality, secure consumer video experience. Video integrators, such as enterprise software providers, license our MainConcept technology to enable their software and hardware solutions with advanced video and audio content processing capabilities.

Customer Dependence

For the year ended December 31, 2015, the National Hockey League (“NHL”) and LG Electronics accounted for 23% of revenues:  12% and 11%, respectively.  For the years ended December 31, 2014 and 2013, the NHL accounted for 18% and 20% of revenues, respectively.  No other customers accounted for more than 10% of revenues in 2015, 2014 and 2013.

As at December 31, 2015, Samsung Companies and Toshiba Companies accounted for 33% of accounts receivable:  19% and 14%, respectively.  As at December 31, 2014, Rogers Media, the NHL and the National Basketball Association (“NBA”) accounted for 53% of accounts receivable:  28%, 13% and 12%, respectively.

On August 4, 2015, the NHL announced that it had reached an agreement to transition the development and operational services for its digital properties then provided by NeuLion to a third party in 2016.  On December 30, 2015, we entered into an amendment to our agreement with NHL Interactive CyberEnterprises, LLC, effective as of October 20, 2015, to provide transition services and support for the NHL’s digital properties, including NHL GameCenter LIVE™, for the 2015-16 NHL season as well as consulting services through the 2019-20 NHL season.

Products and Technology

The NeuLion Digital Platform provides content owners and rightsholders with an end-to-end solution that enables them to ingest, encode, manage, deliver, distribute, monetize and analyze the performance of their live and on-demand content. We provide our professional sports programming, TV Everywhere and other customers with a highly configurable suite of digital technologies that allows them to deliver their content with such features as instant replays, slow motion highlights, multi-game viewing, access to live statistics and viewing from multi-camera angles.  In addition to the delivery of live and on-demand content, we offer our college and conference customers solutions for web publishing, electronic ticketing, donor management, e-commerce and advertising.  We also provide advanced video processing and secure playback solutions to CE manufacturers and video software developers, and to consumers directly through our MainConcept and DivX product lines.

NeuLion Digital Platform

The following illustration summarizes the technological capabilities of the NeuLion Digital Platform:

•
Ingest. The NeuLion Digital Platform can ingest, or capture, live and on-demand content feeds from satellite links, private fiber, or over the public Internet. The technology ingests these feeds, which can come in multiple forms. The NeuLion Digital Platform and associated infrastructure is designed to support virtually any type of digital video content acquisition.

•
Encode.  The NeuLion Digital Platform encodes, or formats, the ingested content in a manner that permits connected devices to play the content in high-quality formats, up to Ultra HD/4K. The technology delivers live and on-demand content encoded in variable bit rates over the Internet to eliminate streaming buffering. Our encoders are able to process and prepare the content from a single source for delivery to different screen sizes and formats via our cloud-based data centers.  The transcoding process, that is, the process of converting the video content from one format to another, also allows for data to be embedded within the video streams, such as closed captioning, ad serving cues or live stats, that are retained throughout the encode/transcode process.

•
Edit. The NeuLion Live Tag Editor is a browser-based component of the NeuLion Digital Platform that is used to cut, clip and syndicate live and on-demand video content.  For our sports customers, this could include the cutting and clipping of in-game highlights, and the delivery of condensed games or highlight video packages, all in real time. Video assets created by the NeuLion Live Tag Editor are available immediately for consumer viewing on smartphones, tablets, PCs and other connected devices.

•
Manage. The NeuLion Content Management System (“CMS”) provides a central console for the complete management of content by the NeuLion Digital Platform.  This gives our customers tools to manage video content, business rules, subscribers and other service parameters.  The NeuLion CMS supports a wide variety of features, including real-time and batch-oriented publishing, flexible metadata management, search and recommendation tools, categorization and channel management, publishing workflow, geographic rules, and tools to monitor and manage subscriber purchases, active subscriptions, linked devices and purchase history.

•
Monetize. We provide complete content merchandising services and industry-approved authentication solutions to a wide range of content owners and rightsholders that support a variety of business revenue models proven to generate, maximize and grow digital revenues, including:

o
Subscription and pay-per-view management – our customers can create subscription packages, promotional plans, pay-per-view events, transaction SKUs and other marketing promotions designed to drive consumer purchases and renewals.  The NeuLion Digital Platform allows for flexible product definition and package management in multiple languages and supports foreign currencies for all content and page types across the entire pay flow process.

o	Advertising – we dynamically deliver advertising via pre, post and mid-roll ad insertion in live and on-demand content, as well as display and companion ads.

•
Protect.  We protect video content by controlling how content can be accessed while securing video streams to prevent unauthorized playback. Our video players and applications are hosted on secure servers and content is only made accessible after the user authentication and entitlement process is successfully completed. Session and location restrictions or group entitlements can be defined within the NeuLion CMS. In addition to stream security, we can employ our industry-approved digital rights management, or DRM, streaming solution to deliver a secure streaming service to a wide range of connected devices.

•
Monitor.  The NeuLion Quality of Service (“QOS”) monitoring tool is a browser-accessible console providing real time data and analytics in an easy to navigate dashboard and map interface on principal data sets, such as visitors’ geographic location, device information, current and maximum number of viewers and total view times. We also monitor and analyze video performance metrics such as average bit rate, average buffering time, geographic distribution, viewing time, startup time and delivery.

•
Deliver.  The NeuLion Digital Platform manages each step of the content delivery process from ingestion of the source feed through delivery of content to the Internet service provider and ultimately to the end user’s connected device. Our DivX video solution is licensed to CE customers and is embedded on the CE device to optimize and protect the playback of high-quality video.  The DivX video solution enhances the video experience across a variety of leading CE device manufacturers, providing:

o	Better screen resolution (up to 1080p and 4K);

o	Higher quality and faster adaptive bitrate streaming;

o	Reduced buffering; and

o	Faster start time and video loading.

MainConcept—Video Technology

Our MainConcept advanced media processing technologies provide our video integration customers with a library of industry-approved video compression-decompression programs, or codecs, used to implement their own encoding solutions.   These technologies provide advanced video/audio playback solutions that can be integrated into third party software applications delivering plug-ins for a wide variety of video/audio encoding, decoding and transcoding, while providing extensive audiovisual codec and format support for the video industry and third-party integrators.

DivX Solution

Our DivX solution includes a set of downloadable tools, including a video converter, codec and player, which enable the creation, streaming and playback of video in up to Ultra HD/4K resolutions.  These tools allow consumers to download video software to play, create and stream their favorite videos in multiple formats including DivX, MKV, HEVC, MP4 and others.

Sales and Marketing

Our sales team is responsible for acquiring new customers and growing our relationships with existing customers.  Our sales efforts are focused on three main geographic regions – North America; Europe; and Asia.  Our acquisition of DivX provided us with a global footprint and significantly increased our international sales force. We intend to continue to increase our sales force to allow us to pursue many of the available opportunities for growth within and outside of our existing geographic markets.

Our marketing activities are designed to build awareness of our solutions.  Our principal marketing programs include: participation in, and sponsorship of, trade shows and industry events; use of our website to provide information about us and our solutions; integrated digital marketing campaigns, including email, online advertising and webinars; and public relations, analyst relations and social media initiatives.

Competition

Despite the barriers to entry created by the sizable technology investment required to deliver and monetize live and on-demand interactive content to connected devices, the overall market for digital content publishing and delivery solutions is rapidly evolving and highly competitive.  Our competitors vary for each of our solutions and include companies that build, license and deploy digital video content management services such as MLB Advanced Media and Verizon Digital Media Services, point solution providers such as Brightcove, Kaltura and Adobe, and in-house technology teams.  We also see indirect competition from media technology companies, such as Hulu, YouTube, Netflix and sports/entertainment networks, who license or develop their own technologies internally and then license content rights from content producers for distribution and monetization on their platform.  Our prospective customers who are content owners and rightsholders may elect to license and deliver their content via these types of third-party platforms. We also face competition from companies providing products similar to those developed by DivX, including digital rights management services offered by Microsoft, Verimatrix and Google.

We believe the principal factors on which we compete in our market include, and our competitive advantages are, the following:

•	Reduced complexities for content owners and rightsholders;

•	Speed of time to market;

•	Ability to drive new revenue opportunities;

•	Provision of a combination of proprietary software, technology and operational services;

•	Creation of meaningful experiences that engage, retain, and grow customers;

•	Breadth and depth of product functionality;

•	Superior customer service;

•	Offer of solutions that address the entire media technology ecosystem;

•	Innovation and response to new market trends; and

•	Integration with third-party applications and technologies.

We believe we compete favorably on the basis of these factors due to our deep experience in the market, and our commitment to and investment in research and development as well as our ability to provide customers of any size a complete, integrated, turnkey solution with a comprehensive suite of interactive digital services.

Seasonality

The revenue associated with our sports customers is seasonal because demand for such programming corresponds to the seasons of the sports for which we stream digital video content.  As the majority of our sports contracts contain a variable revenue share or usage component, our revenues are the highest during the first and fourth quarters of the year due to most of our professional sports customers broadcasting the majority of their games during those quarters.  We expect that as we expand further into other streaming areas such as TV Everywhere and info international markets with more sports programming throughout the calendar year, the seasonal nature of our business will decrease.

Intellectual Property

Our ability to protect our intellectual property, including our technology, is an important factor in the success and continued growth of our business. We protect our intellectual property through trade secrets law, patents, copyrights, trademarks and contracts. Some of our technology relies upon third-party licensed intellectual property.

Through the DivX transaction, we acquired dozens of U.S. and foreign patents along with dozens more pending patent applications in both the U.S. and overseas. Prior to the acquisition, DivX’s strategy, which we expect to continue, was to file patent and trademark applications in the United States and any other country that represents an important potential commercial market.

In addition to the foregoing, we have established business procedures designed to maintain the confidentiality of our proprietary information, including the use of confidentiality agreements and assignment-of-inventions agreements with employees, independent contractors, consultants and companies with which we conduct business. We continue to seek new ways to enhance protections over our property information both in the U.S. and abroad.

Research and Development

Our ability to compete depends in large part on our continuous commitment to research and development, as well as on our ability to continue to innovate and enhance our suite of technologies and solutions.

Our research and development costs primarily consist of wages and benefits for research and development department personnel, who are primarily located in the U.S. and China.  Our research and development expenses were $24.9 million in the year ended December 31, 2015, $8.4 million in the year ended December 31, 2014 and $7.4 million in the year ended December 31, 2013.  DivX accounted for $15.5 million of research and development expenses for the year ended December 31, 2015.

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

Traditional over-the-air and cable television broadcasting businesses are generally subject to extensive government regulation and significant regulatory oversight in many of the countries from which our customer’s content originates and many of the countries into which we distribute our customers’ content to their viewers.  Regulations typically govern the issuance, amendment, renewal, transfer and ownership of and investment in over-the-air and cable television broadcasting licenses, cable franchise licenses, competition and cross ownership and sometimes also govern the timing and content of programming, the timing, content and amount of commercial advertising and the amount of foreign versus domestically produced programming.  In many jurisdictions, including the United States and Canada, there are also significant restrictions on the ability of foreign entities to own or control traditional over-the-air television broadcasting businesses; in Canada, such restrictions also preclude foreign entities from owning or controlling other types of broadcasting undertakings, including pay and specialty programming undertakings and broadcasting distribution undertakings (“BDUs”).  Our business would not be classified as either a programming undertaking or a BDU in Canada.  Further, we are not aware of any regulations in any of the jurisdictions in which our customers’ viewers reside that would require us to be licensed to distribute content over the public Internet.

United States

In the United States, entities that fall within the statutory definition of multichannel video programming distributor (“MVPD”) are subject to certain provisions of the Communications Act of 1934, as amended, and related Federal Communications Commission (“FCC”) regulations.  Those Communications Act provisions and FCC regulations grant certain privileges to qualifying entities, but also impose certain obligations.  The FCC does not presently regulate entities that provide video programming exclusively via the Internet as MVPDs.  On December 19, 2014, the FCC issued a Notice of Proposed Rulemaking, MB Docket No. 14-261, or MVPD NPRM, seeking comment on whether the definition of MVPD should be expanded.  The MVPD NPRM proposes to regulate services that make available for purchase, by subscribers or customers, multiple linear streams of video programming at prescheduled times, regardless of the technology used to distribute the programming.  If adopted as proposed, the new rule would apply to certain video distributors that use the Internet exclusively to deliver video programming to their customers.  We do not believe the rule as proposed would cover us as we do not have direct retail subscribers.  However, the proposed rule, if adopted, may impact our existing and future customers and the market for Internet protocol television (“IPTV”) generally by removing some barriers to entry and creating other barriers.  If any of our customers are classified as MVPDs, they may be required, among other things: to scramble any sexually explicit programming (currently, our customers do not distribute any such programming); provide “closed captions” for programs offered to viewers; comply with certain FCC advertising regulations (including advertising loudness rules, which may require report filing and investment in monitoring hardware and software); face possible exposure to state and local franchise registration or regulation; and comply with the FCC’s equal employment opportunity rules; and comply with all other rules applicable to MVPDs.  Some of these obligations may require us to modify or expand our services to assist our customers in complying with such MVPD regulations.

On February 26, 2015, the FCC adopted an order, commonly referred to as the Open Internet Order, which re-classified broadband services as common carrier services and strengthened net neutrality. The new rules, which went into effect on June 12, 2015, specifically prohibit broadband providers from blocking access to legal content, applications, services or non-harmful devices as well as impairing or degrading lawful Internet traffic on the basis of content, application, services or non-harmful devices, and would prohibit paid prioritization, e.g., the favoring of some lawful Internet traffic over other traffic in exchange for higher payments.  The new rules adopted by the FCC have been challenged in the United States Court of Appeals for the District of Columbia Circuit. Oral argument was held on December 4, 2015 and a decision is expected in the second or third quarter of 2016.  Further, some members of Congress have criticized the FCC’s new net neutrality rules and have advocated and introduced legislation reversing these new rules.  If the FCC’s new rules do not withstand legal challenge, if the new rules are not aggressively enforced by the FCC in response to complaints, or if a law is enacted which reverses or modifies the FCC’s Open Internet Order, it is possible that broadband service providers could impose restrictions on bandwidth and service delivery that may adversely impact our download speeds or our customers’ ability to deliver content over those facilities, or impose significant end user or other fees that could materially and adversely affect our business and opportunities for growth.

Canada

In Canada, the Canadian Radio-television and Telecommunications Commission (“CRTC”), an independent administrative tribunal, regulates and supervises broadcasting and telecommunications pursuant to the Broadcasting Act (Canada) (the “Broadcasting Act”) and the Telecommunications Act (Canada), respectively.  Our activities are affected primarily by these statutory provisions and CRTC regulations and policies made thereunder which govern Canadian programming undertakings and BDUs.  While we do not believe CRTC regulations and policies would cover our business, which is not classified as either a programming undertaking or a BDU, these regulations and policies may have a direct impact on the services provided by our customers to Canadian subscribers.  The CRTC’s statutory jurisdiction is strictly limited to that set out in its governing legislation.  For purposes of broadcasting, that jurisdiction is set out in the Broadcasting Act and the regulations made under the Broadcasting Act.  In exercising its jurisdiction over broadcasting, the CRTC is required to act in accordance with the objectives of the broadcasting policy and regulatory policy set out in the Broadcasting Act.  The primary focus of that policy is on the cultural enrichment of Canada through the broadcasting of programs which involve a significant amount of Canadian artistic creativity in their production, encourage Canadian expression and the use of Canadian talent, and which reflect Canada’s linguistic duality (English and French) and multicultural society.  In October 2009, the CRTC issued Broadcasting Order CRTC 2009-660, reaffirming its previous determination to exempt from licensing (and other requirements under the Broadcasting Act) all “new media broadcasting undertakings”, defined as an undertaking that “provides broadcasting services that are: a. delivered and accessed over the Internet; or b. delivered using point-to-point technology and received by way of mobile devices.”  Any undertaking operating pursuant to this exemption order (now known as the Digital Media Exemption Order or “DMEO”, which exempts “digital media broadcasting undertakings” (“DMBUs”)) is exempted from the requirement under the Broadcasting Act to obtain a license from the CRTC before carrying on a broadcasting undertaking.  The DMEO does not contain any conditions with respect to compliance with the Canadian ownership and control rules governing undertakings carrying on broadcasting in Canada.

The CRTC subsequently set out its regulatory framework for vertical integration in Broadcasting Regulatory Policy CRTC 2011-601 and implemented that framework through amendments to various regulations (Broadcasting Regulatory Policy CRTC 2012-407) and through amendments to the DMEO (Broadcasting Order CRTC 2012-409).  Pursuant to the vertical integration framework, the CRTC established a code of conduct for commercial arrangements and interactions between BDUs, programming undertakings and DMBUs.

Under the DMEO, a DMBU must comply with the criteria and conditions set out therein to continue to be exempt from the licensing requirement.  Among the key conditions is an anti-discrimination rule prohibiting granting any person an “undue preference” or subjecting any person to an “undue disadvantage” in connection with the provision of access to a DMBU’s platforms and customer base.  The scope of the undue preference rule in the DMEO has been considered by the CRTC in various regulatory proceedings.

Because the continued exemption of DMBUs from regulation is conditional on compliance with the undue preference prohibition, our customers may have to abandon or change business practices in Canada if the CRTC deems them to be “unduly preferential.”  If this content is obtainable from other providers on more attractive terms, our customers could lose these subscribers, which could negatively impact our results of operations.

The CRTC addressed certain aspects of the scope of this anti-discrimination rule as part of the Let’s Talk TV proceeding (see below).

In Broadcasting Order CRTC 2012-409, the CRTC amended the DMEO and other various regulations to implement the safeguards established under the vertical integration framework. The CRTC determined that the regulatory safeguards under the vertical integration framework (prohibitions on exclusivity of content, anti-competitive head starts and dispute resolution) would be applicable to the distribution of programming on all mobile and retail Internet platforms under the DMEO.  The CRTC prohibits the offering of programming on an exclusive or otherwise preferential basis in a manner that is dependent upon subscription to a particular mobile or retail Internet access service.  The CRTC also amended the DMEO to require a DMBU to make available programming not previously distributed in Canada, under the “no head start” rule.  The term “head start” refers to situations where a programming service is launched on a given entity’s distribution platform prior to the service having been made available for distribution to other entities on the same platform on commercially reasonable terms.  The no head start rule requires availability through alternate entities at the same time that a new pay or specialty programming service is launched. The CRTC has also adopted a rule that in the event of a dispute, programming must be supplied while the dispute is pending.  These requirements may have an impact on our operations and may cause us to make changes in the manner in which we deliver programming to our customers.

Our customers may rely on the DMEO to operate as DMBUs free from Canadian licensing and Canadian ownership and control requirements.  The CRTC’s exemption determination is subject to review periodically, or at such time as events dictate.  If the CRTC decides, upon review, to rescind or limit the scope of the DMEO, our customers could become subject to licensing or other regulatory requirements under the Broadcasting Act and regulations made thereunder, which could harm our ability to conduct business in Canada.

In view of rapid technological developments, the CRTC has, in several instances over the last decade, sought public input on developments in “new media” and over-the-top (“OTT”) programming.  OTT programming is programming that is delivered via the Internet and that can be accessed without a subscription to a BDU.  The CRTC considers that Internet access to programming independent of a facility or network dedicated to its delivery (via, for example, cable or satellite) is the defining feature of what have been termed OTT services.  The ongoing tensions in the Canadian broadcasting industry among various stakeholders has led to demands, on several occasions, for the CRTC to note the significant presence of foreign OTT services in Canada and to initiate a public consultation to investigate whether and how non-Canadian companies should support Canadian cultural programming.

In April 2012, the CRTC determined, following various inquiries and proceedings, that the evidence did not demonstrate “that the presence of OTT providers in Canada and greater consumption of OTT content is having a negative impact on the ability of the system to achieve the policy objectives of the Broadcasting Act or that there are structural impediments to a competitive response by licensed undertakings to the activities of OTT providers.”  The CRTC subsequently issued a written determination that OTT services “have not had an impact sufficient to warrant another fact-finding exercise at this time.”  However, the CRTC stated that it would continue to “closely monitor OTT services in the context of the evolving Canadian communications landscape.”

The foregoing determinations were reaffirmed by the CRTC in the Let’s Talk TV proceeding (Broadcasting Regulatory Policy CRTC 2015-86, discussed below). The CRTC stated that it would not review the DMEO at this time, reaffirming its view that licensing digital media broadcasting undertakings is generally not necessary to achieve the broadcasting policy objectives set out in the Broadcasting Act. The CRTC found that, for the time being, exemption of these services will enable continued growth and development of digital media industries in Canada, thereby contributing to the achievement of broadcasting policy objectives.

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

CRTC Hearing on the Future of Television – Let’s Talk TV

In response to the OIC, the CRTC commenced a proceeding in 2014 referred to as “Let’s Talk TV”, which undertook a major review of the regulatory and policy framework for the Canadian television broadcasting system, pursuant to a multi-stage written proceeding and oral public hearing held in September of 2014. Among the issues for which the CRTC called for comments include: the requirement to allow subscribers to select all discretionary services on a standalone (pick-and-pay) basis and build their own custom packages of discretionary programming services (while BDUs would be permitted to continue to offer pre-assembled packages); access provisions for non-vertically integrated programming services; redefining broadcasting revenues of licensees to include revenues from programming offered online or on other exempt platforms.

Following the completion of the Let’s Talk TV public process, beginning in March 2015, the CRTC issued several Broadcasting Regulatory Policies (“BRP”), including BRP 2015-86 and BRP 2015-96. The CRTC determined that, as of March 2016, all licensed BDUs will be required to offer all discretionary services as either pick-and-pay or in small, reasonably priced packages (including a build-your-own pack of up to 10 services or theme packages). By December 2016, all licensed BDUs will be required to offer both pick-and-pay and theme and small packages.

As part of the Let’s Talk TV policy, the CRTC also determined that a vigorous wholesale market for programming services is essential to fostering greater subscriber choice. It accordingly announced a further written proceeding to establish and implement a “Wholesale Code”. The stated goal for the Wholesale Code is “to govern certain aspects of the commercial arrangements between BDUs, programming undertakings and exempt digital media undertakings. It will ensure that subscribers have greater choice and flexibility in the programming services they receive, that programming services are diverse, available and discoverable on multiple platforms and that negotiations between programming services and BDUs are conducted in a fair manner.”

The Wholesale Code was finalized in BRP 2015-43863, which was made applicable to all licensed programming undertakings and BDUs as of January 22, 2016.  The Wholesale Code will be made applicable to all licensed undertakings by way of regulation. For all other parties, including exempt BDUs, exempt programming undertakings, and exempt DMBUs, the Wholesale Code will serve as a basis for guiding commercial interactions in the negotiation of agreements in the Canadian market. The CRTC also stated that it expects that non-Canadian programming undertakings that are distributed by BDUs in Canada will conduct their negotiations and enter into agreements in a manner that is consistent with the intent and spirit of the Wholesale Code if they wish to continue to have their programming services made available in Canada.

In particular, the Wholesale Code:  prohibits provisions in affiliation agreements which limit the ability of BDUs to offer their subscribers increased choice and flexibility; requires BDUs to offer independent services in at least one pre-assembled or theme package; ensures that programming services are able to more fully exploit their programming rights on all platforms; encourages BDUs to develop and implement innovative multiplatform strategies, including new provisions to help ensure the fair negotiation of terms and conditions for the distribution of programming services; and prohibits most favored nation clauses as well as commercially unreasonable practices, including unreasonable volume-based rate cards and penetration based rate cards.

The additional strictures introduced as part of the Wholesale Code may have an impact on the ability of our customers to obtain content on favorable or attractive terms, which could negatively impact our results of operations.

Internet Traffic Management Practice

Our operations are also affected by CRTC rules adopted under the Telecommunications Act (Canada) that prevent Internet access providers from discriminating against traffic transmitted to and from end users under the Internet Traffic Management Practice (“ITMP”) regulatory framework issued in Telecom Regulatory Policy CRTC 2009-657.  The ITMP framework regulates how Internet access providers handle traffic on the public Internet.  The ITMP framework: prohibits content-blocking outright or degradation of time-sensitive Internet traffic (unless prior approval is obtained from the CRTC, given only in exceptional circumstances); requires detailed prior public notice (followed by a 30-day notice period) before any retail traffic-shaping measures are implemented; and prohibits traffic-shaping that does not address a justifiable purpose in a manner that is narrowly tailored, minimizes harm, and could not have been reasonably avoided through network investment or economic approaches.  These limitations could have an impact on our customers that have Canadian subscribers.

United Kingdom

The United Kingdom Office of Communications (“Ofcom”) implemented regulations in 2009 and 2010 dealing with On-Demand Programme Services (“ODPS”).  It adopted a co-regulatory structure with The Authority for Television On Demand, ATVOD, having primary responsibility over content issues and the Advertising Standards Authority (“ASA”) regulating advertising on ODPS. However, from January 1, 2016, Ofcom has sole responsibility for regulating editorial content for ODPS.  The ASA will continue to act as co-regulator for advertising content on VOD services.

ATVOD has issued guidance on what on-demand services fall within its regulatory scope.  Ofcom has clarified that its regulations are meant to provide equal regulatory treatment of linear and on-demand video services. In reviews of ATVOD decisions, Ofcom has determined that an on-demand service is an ODPS subject to ATVOD regulation when “its principal purpose is the provision of programmes the form and content of which are comparable to the form and content of programmes normally included in television programme services.”  This position is consistent with the definition in section 368A of the Communications Act 2003, which is also incorporated in ATVOD’s Rules and Guidance. Fee-based programs that are the length of comparable linear television programs and which also appear on linear television are more likely to fall within the regulatory regime.  Service providers caught by this regulatory regime for ODPS have to register their service with ATVOD, pay a license fee and conform to the regulations.  Edition 3.0 of the applicable Rules and Guidance, published May 5, 2015, should be consulted for more details.  ATVOD has set the license fees to be paid until March 31, 2016.

Other European Union member states have implemented different regulatory structures to deal with ODPS under their jurisdiction.

Regulators continue to work to expand their jurisdiction over “TV-like” services, partly to ensure a level playing field over alternative “TV-like” services, but also to expand statutory protections to any service that is comparable in form and content to linear, broadcast television services.

These regulations all concern the content of ODPS and so they do not apply to our primary business directly, although they could affect the requirements of our customers in relation to our solutions.  We cannot be certain in the future whether Ofcom would determine that services like ours qualify for regulation.  In general, we do not exercise editorial discretion with respect to our customers’ content for which we provide our streaming and on-demand video services and are therefore not subject to regulation in the UK or other European Union member states for the purposes of the Audiovisual Media Services Directive (the “AVMS Directive”) (as implemented in the United Kingdom by the Audiovisual Media Services Regulations).  Our UK subsidiary, NeuLion, Limited, is responsible for editing content that it streams on its website “Cycling.TV” and is therefore subject to the AVMS Directive regulations that prohibit commercials prejudicial to viewer health and safety behavior, require the identification of sponsored programs as such and govern the use of product placements.  See “– European Union” for details of proposed regulations at a European Union level.

European Union

In 2010, the “Television Without Frontiers Directive” and its amending directives were codified in the form of the AVMS Directive, which came into force on May 5, 2010.  The AVMS Directive expanded the original directive to cover all non-linear VOD services, such as IPTV service providers and content, including subscription-based IPTV content that is distributed over the public Internet in European Union member states, and subjected these to certain regulatory requirements.

A streamed IPTV service could be subject to regulation as a broadcast service in certain situations.  Under the AVMS Directive, whether a broadcast or on-demand service, it will be regulated in the member state in which the service provider is established (for example, where it has its head office and editorial control is exercised), and may be subject to any stricter rules of the target country, particularly in instances of “unsuitable content.”  The AVMS Directive also requires broadcasters to reserve a majority of time for “European works”, and places European work support requirements on on-demand providers.  “European works,” as defined in the European Convention on Transfrontier Television of the Council of Europe, are works that are produced both in a European country (by both member states of the European Union and state parties to such Convention) and “within the framework of bilateral production treaties” between member states and non-member countries when the majority share of the production, cost and control of the production is provided by persons (and entities) that are citizens of a member state, and where the non-member state has not imposed discriminatory conditions.

Editorial transparency rules have been extended to VOD providers, as have rules protecting children from certain content and advertising.  Only the basic tier of regulations otherwise apply to VOD providers, with the more extensive regulations applying only to broadcasters.

On April 24, 2013, the European Commission issued a Green Paper seeking consultation on the current state of media delivery and regulation, and the convergence of delivery methods, with the Consultation closing on September 30, 2013.  The European Commission published its summary of comments in September 2014.  While no regulatory actions have been implemented at this time, on May 6, 2015 the European Commission published a communication on a digital single market strategy. In connection with that publication, the Commission has launched a consultation with stakeholders that closed on September 30, 2015, and will lead to a full review of digital single market strategy during the course of 2016.  The focus of the review will be on the scope of the AVMS Directive’s provisions, and an analysis of the role of platforms and online intermediaries to address issues such as (i) transparency, (ii) platforms’ usage of information, and (iii) relations between platforms and suppliers.  The outcome of this review is yet to be seen, but with expanded scope and jurisdiction, any resulting laws or regulations could have an impact on our customer’s requirements for our delivery of services to viewers in the European Union, and the costs of such delivery.

In relation to net neutrality, an agreement on the telecom single market package among the European Commission, European Parliament and the European Council was issued on June 30, 2015 included statements regarding the protection of the concept of net neutrality to ensure equal treatment of Internet traffic.  On October 27, 2015, the European Parliament voted in favor of a new regulation to enshrine net neutrality in the European Union.  While many were critical of the new regulation’s failure to close the perceived loopholes to net neutrality in the proposals, the idea of “fast lanes” being created for certain applications, such as Internet television, was rejected. Much of the focus of the debates was on mobile data roaming charges in Europe, and commentators believe that this focus led to a failure to address key issues in relation to net neutrality. The Body of European Regulators has nine months from October 2015 to issue guidelines to bodies such as Ofcom in the UK as to how the new regulation should be enforced, and enforcement under the new regulation is not expected until such guidelines are issued.

In addition, a new “General Data Protection Regulation” has been approved in the European Union and is expected to be in force by 2018.  The regulation is set to impose significant penalties for breaches (up to 4% of global turnover), and also applies to those who process data of European Union citizens whether or not they are established in the European Union.  The regulation may impact our business, since it imposes rules that protect our customers’ subscribers’ data that we process relating to European data subjects.  Although a self-certification program known as the EU-U.S. Safe Harbor Framework had been in place as a safe harbor for transferring personal data from the European Union to the U.S., that program was declared invalid by European Union courts in 2015 in light of U.S. surveillance revelations.  A replacement, known as the EU-U.S. Privacy Shield, to the self-certification program was agreed between the European Union and the U.S. in February 2016, which the European Union and U.S. regulators hope to have operational by summer 2016.  The EU-U.S. Privacy Shield contains principles which companies in the U.S. who subscribe to it must comply with, with regards to the processing of European Union derived personal data.  However, until the EU-U.S. Privacy Shield becomes operational, alternative safeguards to transfer data to the U.S. from the European Union must be found.

International Telecommunications Union

The International Telecommunications Union (“ITU”) is the United Nations agency for information and communication technologies.  It allocates global radio spectrum and satellite orbits, and develops the technical standards for the interconnection of networks and technologies.  Some members of the ITU have initiated a review of international treaties governing use and regulation of the Internet, including proposals that could lead to granting new regulatory and fee-based rights to individual countries, challenging the current open nature of the Internet.  If adopted, these directives could be used to restrict access to IPTV or subject it to additional fees. It is too soon to determine the direction of these efforts.

The ITU has also undertaken the drafting and adoption of global standards for IPTV.  In January 2008, the IPTV Focus Group (established by the ITU to coordinate the recommendations of various study groups reviewing IPTV standards, and promote the development of unified global IPTV standards) completed its recommendations regarding the IPTV Global Standards Initiative and transmitted its recommendations to the umbrella Global Standards Initiative (“IPTV-GSI”).  The purpose of the IPTV-GSI is to organize events for the development of IPTV standards that may be adopted by the ITU.  As part of the establishment of the IPTV-GSI, the Telecommunication Standardization Advisory Group (which is principally responsible for the development of telecommunications standards) confirmed the mandate for and expanded the membership of the IPTV-JCA (Joint Coordination Activities), which is charged with the continued development of global IPTV standards and coordination of various study groups.  The membership is being extended to include other standards organizations involved with the ITU’s Telecommunication Standardization Sector (ITU-T) in the IPTV work stemming from the results of the IPTV Focus Group.  An IPTV-GSI Technical and Strategic Review process has been set up which will operate at every IPTV-GSI event and will bring to the IPTV-JCA any issues requiring guidance or recommendations for action parent group for the development of draft recommendations.  While the work of these study groups and the IPTV-GSI focus primarily on technical and quality delivery and measurement standards, the adoption of standards could have an impact on our operations in various countries.

Other International Laws and Regulations

Any future or proposed regulatory initiatives regulating IPTV content in any of the jurisdictions in which our customers’ viewers reside may require us to modify or block content in particular jurisdictions in order to continue distributing content in those jurisdictions, or to minimize the potential negative impact of distribution on our operations. For example, in the UK in May 2015 a new Online Safety Bill was introduced which may, if it becomes law, require restrictions in relation to foreign pornographic content. This bill is currently subject to consideration for amendments by UK Parliament.

Available Information

Our website is www.neulion.com and we encourage investors and others to use it as a way of easily finding information about us. We promptly make available on this website, free of charge, the reports that we file or furnish with the SEC, corporate governance information (including our Code of Business Conduct and Ethics), and select press releases and social media postings.

Employees

As of February 29, 2016, we had 638 total employees, 504 of whom were full-time employees.  None of our employees is represented by a union or is party to a collective bargaining agreement, and we have not experienced any work stoppages.  We believe we have good relations with our employees.

Executive Officers

The following sets forth information regarding our executive officers.  The term of each officer is for one year or until a successor is elected.  Officers are normally elected annually.

Name and Age	Office	Term as Officer

Kanaan Jemili, 50	President and Chief Executive Officer	January 2015 - present

Nancy Li, 58	Executive Vice Chairman	January 2015 - present
	President and Chief Executive Officer	2008 - January 2015

Arthur J. McCarthy, 59	Chief Financial Officer	2008 - present

Horngwei (Michael) Her, 52	Co-Chief Technology Officer	January 2015 - present
	Executive Vice President, Research and Development	2008 - January 2015

Ronald Nunn, 63	Executive Vice President, Business Operations	2008 - present

Roy E. Reichbach, 53	General Counsel and Corporate Secretary	2008 - present

J. Christopher Wagner, 56	Executive Vice President, Marketplace Strategy	2008 - present

Kanaan Jemili has been our President and Chief Executive Officer since January 2015.  Dr. Jemili became Chief Executive Officer of DivX, LLC, a wholly owned subsidiary of DivX, in March 2014 upon its acquisition by Parallax Capital Partners, LLC and StepStone Group, LP from Rovi Corporation (“Rovi”).  From June 2012 until March 2014, he served as Rovi’s General Manager and Senior Vice President of Products.  From March 2011 through August 2012, Dr. Jemili was Senior Vice President of Product Development at Rovi.  From October 2010 through February 2011, Dr. Jemili was Senior Vice President of Products and Technology at Sonic Solutions, which was the parent company of DivX at that time.  From January 2006 until its acquisition by Rovi in March 2011, Dr. Jemili was employed in executive capacities with DivX, LLC.    Dr. Jemili holds a Master of Science degree in Electrical Engineering from l’Ecole Nationale d’Ingénieurs de Tunis (ENIT) and a Ph.D. degree in Electrical Engineering from the University of Dayton.

Nancy Li has been our Executive Vice Chairman since January 2015.  Ms. Li was our President and Chief Executive Officer from October 2008 through January 2015.  She founded NeuLion USA, Inc. (“NeuLion USA”), our wholly-owned subsidiary, and has been its Chief Executive Officer since its inception in December 2003.  From 2001 to 2003, Ms. Li established and ran iCan SP, a provider of end-to-end service management software for information technology operations and a wholly-owned subsidiary of CA Inc.  From 1990 to 2001, Ms. Li was Executive Vice President and Chief Technology Officer for Computer Associates, and prior to that held a variety of management positions in Computer Associates’ business from a development and engineering perspective.  Ms. Li holds a Bachelor of Science degree from New York University.  Ms. Li is married to Charles B. Wang, the chairman of our Board of Directors.

Arthur J. McCarthy has been our Chief Financial Officer since November 2008.  Mr. McCarthy is also an Alternate Governor of the New York Islanders Hockey Club, L.P. (“New York Islanders”) on the NHL Board of Governors.  From 1985 until November 2008, he was the Senior Vice President and Chief Financial Officer of the New York Islanders and was responsible for the financial affairs of the club and its affiliated companies.  From 1977 to 1985, Mr. McCarthy was a member of the Audit Practice of KPMG Peat Marwick, reaching the position of Senior Manager.  Mr. McCarthy is licensed in the State of New York as a Certified Public Accountant and holds a Bachelor of Science degree from Long Island University – C.W. Post College.

Horngwei (Michael) Her has been our Co-Chief Technology Officer since January 2015.  He was the Executive Vice President, Research and Development, of NeuLion from October 2008 through January 2015 and has been the Executive Vice President of Research and Development of NeuLion USA since January 2004.  From 2000 to 2003, Mr. Her ran the development team for iCan SP.  Prior to that, he served as Senior Vice President for Research & Development at Computer Associates.  He is also the co-inventor of several computer systems patents.  Mr. Her holds a college degree from Taipei Teaching College and a Master of Computer Science degree from the New York Institute of Technology.

Ronald Nunn has been our Executive Vice President, Business Operations since October 2008 and has been the Executive Vice President of Business Operations of NeuLion USA since January 2004.  From 2000 to 2003, Mr. Nunn was in charge of business operations at iCan SP.  Between 1987 and 2000, he held a number of senior management positions at Computer Associates.  From 1982 to 1987, Mr. Nunn directed certain research and development and operating projects with UCCEL (formerly University Computing Company).

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

J. Christopher Wagner has been our Executive Vice President, Marketplace Strategy since November 2010 and has been the Executive Vice President of Marketplace Strategy of NeuLion USA since February 2004.  Mr. Wagner was our Executive Vice President of Sales from October 2008 until November 2010.  From 2000 to 2003, he worked as the Chief Executive Officer and member of the Board of Directors of several private equity and venture capital firms, including Metiom Inc., MetaMatrix Inc., Exchange Applications Inc. and Digital Harbor Inc.  From 1984 to 2000, Mr. Wagner held several positions at Computer Associates, culminating in his becoming Executive Vice President and General Manager of Services, responsible for building that company’s Government Partner Program and Global Consulting Business.  Mr. Wagner holds a Bachelor of Science degree from the University of Delaware.

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

Risks Related to Our Business and Industry

We may have difficulty, and incur substantial costs, in scaling and adapting our existing solutions to accommodate technology advances, customer requirements or increased traffic.

Our future success depends on our ability to adapt to rapidly changing technologies, to adapt our services to evolving industry standards and to improve the performance and reliability of our services.  The delivery of digital content over a broadband network, the Internet and the video entertainment industries in general are characterized by rapid technological change, frequent product innovations, changes in customer requirements and expectations and evolving industry standards.  We cannot assure you that one or more of the technologies we use will not become obsolete or that our services will be in demand at the time they are offered.  If we are unable to keep pace with technological and industry changes, our business may be unsuccessful.

In the future, we may be required to make changes to the NeuLion Digital Platform or move to a completely new platform.  To the extent that demand for our services, content and other media offerings increases, we will need to expand our infrastructure, including the capacity of our hardware servers and the sophistication of our software.  If we are required to enhance or significantly modify the NeuLion Digital Platform, we may incur substantial costs and experience delays or interruptions in our service.  These delays or interruptions in our service may cause customers and their viewers to become dissatisfied and move to competing providers.  An unanticipated loss of traffic, increased costs, inefficiencies or failures to adapt to new technologies or user requirements and the associated adjustments to the NeuLion Digital Platform could harm our operating results and financial condition.

In addition, we may introduce new services and/or functionalities to increase our customers’ subscriber bases and long-term profitability.  These services are dependent on successful integration of new technologies into the NeuLion Digital Platform.

If we cannot continue to develop, market and offer new solutions or enhancements to existing solutions that meet customer requirements, our operating results could suffer.

The process of developing new solutions and enhancing existing solutions is complex, costly and uncertain. If we fail to anticipate customers’ changing needs and emerging technological trends, our market share and results of operations could suffer. We must make long-term investments, develop or obtain appropriate intellectual property and commit significant resources before knowing whether our predictions will accurately reflect customer demand for our solutions. If we are unable to extend our core technologies into new applications and products and to anticipate or respond to technological changes, the market’s acceptance of our solutions could decline and our results would suffer. Additionally, any delay in the development, production, marketing or offering of a new product or service or enhancement to an existing product or service could result in customer attrition or impede our ability to attract new customers, causing a decline in our revenues, earnings or stock price and weakening our competitive position. We maintain strategic relationships with third parties to support certain product functionality. If we are unsuccessful in establishing or maintaining our strategic relationships with these third parties, our ability to compete in the marketplace, to reach new customers and geographies or to grow our revenues would be impaired and our operating results would suffer.

We offer our products on a variety of connected devices. Consumer trends have shown a technological shift in user preference to connected devices, as well as increasing consumer demand for higher resolution of video digital content on such devices. To the extent that consumer purchases of these devices slow down or adoption of new technologies, such as Ultra HD/4-K, does not proceed as anticipated, our business could be harmed.

If we are unable to retain our existing customers, our revenue and results of operations may be adversely affected.

Our ability to retain our existing customers and grow depends in part on subscription license renewals. Our customers have no obligation to renew their contracts upon expiration, and we have experienced losses of customers that elected not to renew. In addition, even if these contracts are renewed, they may not be renewed on the same or on more profitable terms. We may not be able to accurately predict future trends in customer renewals, and our customers’ renewal rates have and may continue to decline or fluctuate because of several factors, including their satisfaction or dissatisfaction with our services, the cost of our services and the cost of services offered by our competitors, reductions in our customers’ spending levels or the introduction by competitors of attractive features and functionality. If our customer retention rate decreases, we may need to increase the rate at which we add new customers in order to maintain and grow our revenue, which may require us to incur significantly higher sales and marketing expenses than we currently anticipate, or our revenue may decline. If our customers do not renew their contracts for our services, renew on less favorable terms, or do not purchase additional functionality, our revenue may grow more slowly than expected or decline, and our profitability and gross margins may be harmed.

We face substantial competition for our service and product offerings.

The market for digital content publishing and delivery solutions is rapidly evolving and highly competitive. The competition we face varies for each of our solutions and includes companies that build, license and deploy digital video content management services such as MLB Advanced Media and Verizon Digital Media Services, point solution providers such as Adobe and Brightcove, and in-house technology teams.  We also see indirect competition from media technology companies, such as Hulu, YouTube, Netflix and sports/entertainment networks, who license or develop their own technologies internally and then license content rights from content producers for delivery and monetization on their platform.  Our prospective customers who are content rights owners may elect to license and deliver their content via these types of third-party platforms. We also face competition from companies providing products similar to those developed by DivX, including digital rights management services offered by Microsoft, Verimatrix and Google. Our competitors may have access to more advanced technologies and greater financial resources not available to us, which may enable these competitors to offer products of greater interest to consumers or at more competitive costs.  If we are not able to compete successfully in attracting new customers or lose existing customers to our competition, our results of operations could be harmed.

If content rights owners choose to sell their content to third parties that do not use or support the NeuLion Digital Platform, our business could be adversely affected.

Our growth strategy depends on retaining and increasing the number of customers utilizing the NeuLion Digital Platform.  If content rights owners decide to exclusively sell all or some of their content to a third party that does not license the NeuLion Digital Platform, our operating results could be adversely affected.

Demand for the content our customers offer to their end users may be insufficient for us to achieve and sustain profitability.

The attractiveness of our customers’ content offerings and ability to retain and grow the audiences for their programs is an important factor in their ability to sell subscriptions and advertising and depends, among other things, upon:

•	whether they offer, market and distribute high-quality programming consistent with subscribers’ preferences;
•	the marketing and pricing strategies that they employ relative to those of their competitors; and
•	subscribers’ willingness to pay pay-per-view or subscription fees to access our customers’ content.

Our customers’ content offerings may not attract or retain the anticipated number of subscribers and some content may offend or alienate subscribers that are outside of the target audience for that content.  Our results of operations depend in part upon our ability and that of our customers to increase audience bases while maintaining preferred pricing strategies, managing costs and controlling subscriber turnover rates.

Our concentrated customer base increases the potential adverse effect on us from the loss of one or more customers.

We have historically derived a significant portion of our revenue from a limited number of customers. The loss or a material decline in the fees earned from any significant customer could have a material adverse effect on us.  Although we do not anticipate that fees from a limited number of customers will continue to account for a significant percentage of our total revenue in the future, our customer concentration may cause our financial performance to fluctuate significantly from period to period based on demand for our customer’s product offerings and the corresponding usage.

We may need additional capital to fund continued growth, which may not be available on acceptable terms or at all, and could result in our business plan being limited and our business being harmed.

Our ability to increase revenue depends in part on our ability to continue growing the business and acquiring new customers, which may require significant that may not be available to us.  We may need additional financing due to future developments, changes in our business plan or failure of our current business plan to succeed, which could result from increased marketing, distribution or infrastructure costs.  Our actual funding requirements could vary materially from our current estimates.  If additional financing is needed, we may not be able to raise sufficient funds on favorable terms or at all.  If we issue common stock, or securities convertible into common stock, in the future, such issuance will result in the then-existing stockholders sustaining dilution to their relative proportion of our outstanding equity.  If we fail to obtain any necessary financing on a timely basis, then our ability to execute our current business plan may be limited, and our business, liquidity and financial condition could be harmed.

We may be unable to manage rapidly expanding operations.

We are continuing to grow and diversify our business both domestically and internationally.  As a result, we will need to expand and adapt our operational infrastructure.  To manage growth effectively, we must, among other things, continue to develop our global sales force, distribution infrastructure capability, customer service operations and information systems, maintain our relationships with our customers, and effectively enter new areas of programming markets and manage the demands of day-to-day operations in new areas while attempting to execute our business strategy and realize the projected growth and revenue targets developed by our management.  We must also continue to expand, train and manage our employee base, and our management must assume even greater levels of responsibility.  If we are unable to manage growth effectively, we may experience a decrease in customer growth and an increase in customer turnover, which could negatively impact our financial condition, profitability and cash flows.

We may not realize the anticipated benefits of Ultra HD/4K video.

The DivX acquisition has provided us with the opportunity to capitalize on the rapidly accelerating adoption of Ultra HD/4K video and the fast-growing online video market. Our ability to realize these opportunities may be adversely affected by a lower adoption rate than we anticipate for Ultra HD/4K TV sets, limiting our ability to deliver the 4K content to consumers, and our customer not producing 4K content, which can impact our revenues.

If we fail to adequately expand our direct sales force with qualified and productive persons, we may not be able to grow our business effectively.

We primarily sell our products and implementation services through our direct sales force. Our ability to add clients, to grow the subscriber base of our existing customers and to achieve revenue growth in the future will depend upon our ability to grow and develop our direct sales force and on their ability to productively sell our solutions. Identifying and recruiting qualified personnel and training them in the use of our software requires significant time, expense and attention. The amount of time it takes for our sales representatives to be fully trained and to become productive varies widely. In addition, if we hire sales representatives from competitors or other companies, their former employers may attempt to assert that these employees have breached their legal obligations, resulting in a diversion of our time and resources. If our sales organization does not perform as expected, our revenues and revenue growth could suffer. In addition, if we are unable to hire, develop and retain talented sales personnel, if our sales force becomes less efficient as it grows or if new sales representatives are unable to achieve desired productivity levels in a reasonable period of time, we may not be able to grow our customer base and revenues, and our sales and marketing expenses may increase.

Our operating results may fluctuate from quarter to quarter, which could make them difficult to predict.

Our quarterly operating results are tied to certain financial and operational metrics that have fluctuated in the past and may fluctuate significantly in the future. As a result, you should not rely upon our past quarterly operating results as indicators of future performance. Our operating results depend on numerous factors, many of which are outside of our control. In addition to the other risks described in this “Risk Factors” section, the following risks could cause our operating results to fluctuate:

•	our ability to retain existing customers and attract new customers;
•	the extent to which our customers expand their relationships with us;
•	the timing of live events which we stream, and the fluctuations in usage during such events;
•	the timing and amount of costs of new and existing marketing and advertising efforts;
•	the timing and amount of operating costs and capital expenditures relating to expansion of our business, operations and infrastructure;
•	the cost and timing of the development and introduction of new solutions by us or our competitors; and
•	system or service failures, security breaches or network downtime.

Our infrastructure could suffer failures or damage due to events that are beyond our control, which could harm our brand and operating results.

Our success as a business depends, in part, on our ability to provide consistently high-quality digital video content streams to our customers’ viewers through the NeuLion Digital Platform on a consistent basis.  Our infrastructure is susceptible to natural and man-made disasters such as hurricanes, earthquakes, floods, fires, power loss, sabotage, war and civil strife, as well as to interruptions from technology malfunctions, computer viruses and hacker attacks.  Other potential service interruptions may result from unanticipated demands on network infrastructure, increased traffic or problems in customer service.  Significant disruptions in our infrastructure would likely affect the quality and continuity of our service, could harm our goodwill and the NeuLion brand and ultimately could significantly and negatively impact the amount of revenue we earn from our service.  We may not carry sufficient business interruption insurance to compensate for losses that could occur as a result of an interruption in our services.

The costs of network access may rise, which could negatively impact our profitability.

We rely on Internet providers for our principal connections and network access to stream digital video content to our customers’ viewers.  As demand for digital content continues to increase, we cannot assure you that Internet providers will continue to price their network access services on reasonable terms.  As the delivery of digital content and large content files increases, providers of network access may change their business model and increase their prices significantly.  In order for our solutions to be successful, there must be a reasonable price model in place to allow for the continuous delivery of digital video content.  To the extent that Internet providers implement usage-based pricing, institute bandwidth caps, or otherwise try to monetize access to their networks by data providers, we could incur greater operating expenses.  If a content distribution network ceases to be available to us, we would be forced to build our own at substantial cost, which could materially and adversely impact our business model.

Our business depends on continued and unimpeded access to the Internet at non-discriminatory prices.  Internet access providers and Internet service providers may be able to block, limit, degrade or charge for access to certain of our solutions, or otherwise engage in discriminatory practices, which could lead to additional expenses and the loss of users.

Our solutions depend on the ability of our customers’ viewers to access the Internet, and certain of our customers’ products require significant bandwidth to work effectively.  Currently, this access is provided by companies that have significant and increasing market power in the broadband and Internet access marketplace, including incumbent telephone companies, cable companies and mobile communications companies.  Some of these providers may take measures that could degrade, disrupt or increase the cost of user access by restricting or prohibiting the use of their infrastructure to support or facilitate offerings, or by charging increased fees to provide offerings, while others, including some of the largest providers of broadband Internet access services, may not engaging in such behavior.  On February 26, 2015, the FCC released an order in General Docket No. 14-28, often called the Open Internet Order, which promulgated regulations that limit the ability of network providers to pursue such practices, and help insure non-discriminatory pricing, access and speed for our services.  The new rules went into effect on June 12, 2015. Numerous parties filed appeals with the United States Court of Appeals for the District of Columbia Circuit which challenge the Open Internet Order. Oral argument was held on December 4, 2015 and a decision is expected in the second or third quarter of 2016.

In the meantime, some members of Congress have advocated and introduced legislation that would overturn the FCC regulations. We cannot predict whether the judicial challenges will succeed or whether legislation will be enacted that overturns all or part of the Open Internet Order. Even if the FCC’s regulations withstand challenge and are not overturned by Congress, we cannot predict how the FCC will interpret and apply the regulations in specific cases, or whether regulated providers will adopt practices that are consistent with the Open Internet Order rules but are nonetheless adverse to our business. The inability or unwillingness of regulators to protect net neutrality or enforce the rules, as discussed under “Business–Regulation–United States”, could permit broadband service providers to impose restrictions on bandwidth and service delivery that may adversely impact download speeds or our ability to deliver content over those facilities, or impose significant fees upon us, end users or other fees that could impact the cost of our services to end users, or the costs of utilizing content delivery networks.  Actions by broadband Internet access providers may also result in limitations on access to our services, a loss of existing users, or increased costs to us or our customers, thereby impairing our ability to attract new customers, or limiting our opportunities and models for revenue and growth, impact our profitability or otherwise negatively affect our business.

In the European Union, consumers generally have a great deal of choice about their Internet service provider (“ISP”) and so the ISPs do not enjoy the same ability to take advantage of their market power as in the U.S.  See “Business–Regulation–European Union.”

Our business depends on the continued growth and maintenance of the Internet infrastructure.

The success and the availability of Internet-based products and services depends in part upon the continued growth and maintenance of the Internet infrastructure itself, including its protocols, architecture, network backbone, data capacity and security.  Spam, viruses, worms, spyware, denial of service or other attacks by hackers and other acts of malice may affect not only the Internet’s speed, reliability and availability but also its continued desirability as a vehicle for commerce, information and user engagement.  If the Internet proves unable to meet the new threats and increased demands placed upon it, our business plans, customer and advertiser relationships, site traffic and revenues could be harmed.

Regulations that govern video delivery over the Internet are evolving and may require us to change our operations to comply with regulations to which we or our customers become subject.

The FCC has proposed regulations on services that make available for purchase, by subscribers or customers, multiple linear streams of video programming at prescheduled times, regardless of the technology used to distribute the programming. If adopted as proposed, the new rule may impact our existing and future customers and the market for IPTV generally and impose a number of obligations on our customers that are classified as a MVPD. Some of these obligations may require us to modify or expand our services to assist our customers in complying with such MVPD regulations. We cannot predict whether the FCC will adopt the regulations as proposed and what impact changes to the proposed regulations may have on our business. If we are not able to provide the services necessary for us or our customers to comply with the regulations as adopted in a timely manner, or on competitive terms, we may lose customers. See “Business–Regulation–United States.”

Our customers may be required to abandon or change business practices in Canada if the regulator deems them to be unduly preferential.

The CRTC, an independent administrative tribunal, regulates and supervises broadcasting and telecommunications pursuant to the Broadcasting Act (Canada) and the Telecommunications Act (Canada), respectively. Among the key regulatory limitations governing licensed BDUs and programming undertakings as well as “digital media broadcasting undertakings,” or DMBUs, relates to compliance with the anti-discrimination rule prohibiting giving an “undue preference” to any person (or subjecting any person to an “undue disadvantage”). As a result of this regulatory prohibition, our customers may have to abandon or change business practices in Canada if the CRTC deems them to be “unduly preferential.”  If this content is obtainable from other providers on more attractive terms, our customers could lose these subscribers, which could negatively impact our results of operations.  The CRTC oversees the scope of the undue preference rule on an ongoing basis primarily through the complaints and dispute resolution process (and to the extent that it announces a policy proceeding to examine the regulatory framework from time to time).

Regulation of DMBUs or other amendments to the Digital Media Exemption Order may have an impact on our business.

Some of our customers may rely on the CRTC’s DMEO and the exemption it provides for Internet-based broadcasting from Canadian licensing and Canadian ownership and control requirements.  The exemption allows Internet-based broadcasting undertakings to attract and serve Canadian subscribers (notwithstanding that such undertaking may not be Canadian-owned and controlled), without being made subject to licensing conditions and other regulatory requirements established by the CRTC under the Act. The continued applicability of the DMEO is subject to periodic review by the CRTC, or at such time as events dictate. If the CRTC decided, upon review, to rescind or limit the scope of the DMEO, some of our customers could become ineligible to operate or otherwise subject to licensing or other regulatory requirements under the Broadcasting Act (Canada). Therefore, tensions between traditional business models that have been pervasive in the television industry and new media development may be resolved in a manner that is less favorable to our business.  This might particularly be the case if the CRTC decides to introduce regulation of DMBUs to require them to produce, acquire or exhibit domestic Canadian content programming in accordance with the existing CRTC regulatory framework governing licensed broadcasting undertakings (or otherwise require DMBUs to make direct financial contributions toward Canadian content), which could harm or impede our ability to conduct business in Canada.

Our business may be impaired by third-party intellectual property rights in the programming content of our customers.

We are exposed to liability risk in respect of the content that our customers distribute over the Internet, relating to infringement of third-party rights to the content and violation of the laws of various jurisdictions governing the type and/or nature of the content.  We rely in large part on our customers’ obligations under our agreements to ensure intellectual property rights compliance globally, including securing the primary rights to distribute programming and other content over the Internet, and to advise us of any potential or actual infringement so that we may take appropriate action if such content is not intellectual property rights-compliant or is otherwise obscene, defamatory or indecent. In the event that our customers are in breach of the rights related to specific programming and other content, they may be required to cease distributing or marketing the relevant content to prevent any infringement of related rights, and may be subject to claims of damages for infringement of such rights.  There can be no assurances that any indemnification provisions in our contracts would be adequate, or would otherwise protect us from any such liabilities or damages with respect to any particular claim.

We may be subject to other third-party intellectual property rights claims.

Companies in the Internet, technology and media industries often own large numbers of patents, copyrights, trademarks and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights.  As we face increasing competition, the possibility of intellectual property rights claims against us grows.  Our technologies may not be able to withstand third-party claims or rights against their use.  Intellectual property claims, whether having merit or otherwise, could be time-consuming and expensive to litigate or settle and could divert management resources and attention.  In addition, many of our agreements with our customers require us to indemnify these providers for third-party intellectual property infringement claims, which could increase our costs as a result of defending such claims and may require that we pay the customers’ losses if there were an adverse ruling in any such claim.

If litigation is successfully brought by a third party against us in respect of intellectual property, we may be required to cease distributing or marketing certain products or services, obtain licenses from the holders of the intellectual property at material cost, redesign affected products in such a way as to avoid infringing intellectual property rights or seek alternative licenses from other third parties that may offer inferior programming, any or all of which could hurt our business, financial condition and results of operations.  If those intellectual property rights are held by a competitor, we may be unable to obtain the intellectual property, which could also negatively impact our competitive position.  Any of these results could harm our business, financial condition and results of operations.

We rely on software and services licensed from other parties. The loss of software or services from third parties could increase our costs and limit the features available in our solutions.

Components of our DivX product offerings include various types of software and services licensed from unaffiliated parties. If any of the software or services we license from others or functional equivalents thereof were either no longer available to us or no longer offered on commercially reasonable terms, we would be required to either redesign our services and products to function with software or services available from other parties or develop these components ourselves. In either case, the transition to a new service provider or an internally-developed solution could result in increased costs and could result in delays in our product launches and the release of new service and product offerings. Furthermore, we might be forced to temporarily limit the features available in our current or future solutions. If we fail to maintain or renegotiate any of these software or service licenses, we could face significant delays and diversion of resources in attempting to license and integrate functional equivalents.

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

We use security measures intended to make theft of content and consumer data more difficult.  However, if we are required to upgrade or replace existing security technology, the cost of such security upgrades or replacements could negatively impact our financial condition, profitability and cash flows.  In addition, other illegal methods that compromise Internet transmissions may be developed in the future.  If we cannot control compromises of our service, then our customers’ subscriber turnover could increase, our revenue could decrease and our ability to contract with new customers could be impaired.

Failure to comply with federal, state and international laws and regulations relating to privacy and security of personal information, civil or regulatory liabilities relating to privacy and security of personal information of customers, potential customers, employees, and others, and privacy concerns could result in liability to us, damage our reputation and harm our business, and deter current and potential users from using our solutions.

We are required to comply with U.S. state, federal, and international laws governing the privacy, security, use, disclosure, and transfer of personal information.  In the ordinary course of business, we collect, use, disclose, and transfer data supplied by our customers’ subscribers, which may include personal information. If we fail to comply with applicable laws, regulations, guidance, standards or best practices, or become subject to claims or allegations that we have violated the same, we could be exposed to civil sanctions and criminal penalties, negative publicity and a loss of confidence in us by our customers, which could materially and adversely affect our business, financial condition and results of operations.

Increased regulation of data collection, use, disclosure, and transfer practices, including new laws (in the United States, the European Union, and other countries from which we collect data), self-regulation, or findings under existing laws, which limit our ability to collect, use, disclose, or transfer data, could increase our costs of compliance with such regulations, restrict our ability to provide our services and expand our operations, and have an adverse effect on our business.  We have incurred, and will continue to incur, expenses to comply with privacy and security standards and protocols for personal information imposed by law, regulation, self-regulatory bodies, industry standards and contractual obligations. Such laws, standards and regulations are evolving and subject to potentially differing interpretations, and federal and state legislative and regulatory bodies may expand current or enact new laws or regulations regarding privacy matters.  We are unable to predict what additional legislation, standards, or regulation in the area of privacy of personal information could be enacted or its effect on our operations and business.  These risks will increase to the extent we expand our operations internationally.  See “Business–Regulation–European Union.”

In addition, if we were to disclose data about our customers’ subscribers in a manner that was objectionable to the subscribers, inconsistent with the law, or viewed as contrary to our public-facing privacy policy, our reputation could be damaged, the number of subscribers could decline, and both our customers and we could face potential legal claims that could ultimately impact our operating results.  As our business evolves and grows, we may become subject to additional and/or more stringent legal obligations concerning the treatment of subscriber information.

Moreover, our use, disclosure, treatment and retention of data could lead to administrative actions and penalties and other civil liability exposure in the event of loss, acquisition or disclosure of such information illegally by a third party due to hacking, viruses, inadvertent action, or other misuse.

Finally, classification of IPTV as an MVPD could cause the imposition of new rules on our maintenance and use of customer data.  Failure to comply with these obligations could subject us to liability, and to the extent that we need to alter our business model or practices to adapt to these obligations, we could incur additional expenses or lost revenues.

Our reputation and relationships with customers would be harmed if their subscribers’ data, particularly billing data, were to be accessed by unauthorized persons.

We maintain personal data regarding our customers’ subscribers, including names and, in many cases, mailing addresses, and we take measures to protect against unauthorized access to subscriber data.  If, despite these measures, we experience any unauthorized access of subscriber data, customers may elect to not continue to work with us, we could face legal claims, and our business could be adversely affected.  Similarly, recent well-publicized cases of unauthorized access to consumer data could lead to general public loss of confidence in the use of the Internet for commerce transactions, which could adversely affect our business. The cost of remediating and responding to an incident of unauthorized access to subscriber data, particularly credit card or other billing data, could be substantial and may not be covered by insurance. Additionally, in Europe, the regulatory impact of a data breach and the fines imposed by regulators can be significant, and requirements to notify the regulators and data subjects of the breach may result in negative publicity.

We depend on key personnel, and the loss of their services or the inability to attract and retain them may negatively impact our business.

We are dependent on key members of our senior management.  In addition, innovation is important to our success, and we depend on the continued efforts of our executive officers and key employees, who have specialized technical knowledge regarding our distribution infrastructure and the NeuLion Digital Platform and significant business knowledge regarding the digital video industry.  The market for the services of qualified personnel is competitive, and we may not be able to attract and retain key employees.  If we lose the services of one or more of our executive officers or key employees, or fail to attract qualified replacement personnel, then our business and future prospects could be harmed.

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

We contract with various entities around the world, including in respect of the acquisition of rights to distribute digital video content, and have offices in a number of foreign countries.  As a result, we are exposed to foreign business, political and economic risks, including:

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

Our business may also be adversely affected by global economic conditions and other risks associated with operating internationally.

Our current and future development opportunities partly relate to geographical areas outside of North America.  There are a number of risks inherent in international business activities, including:

•	government policies concerning the import and export of goods and services;
•	government-imposed sanctions policies prohibiting commerce and transactions with certain persons, countries or regions;
•	potentially adverse tax consequences;
•	limits on repatriation of earnings;
•	the burdens of complying with a wide variety of foreign laws;
•	nationalization;
•	potential social, labor, political and economic instability; and
•
local laws and practices that favor local companies, including business practices that we are prohibited from engaging in by the Foreign Corrupt Practices Act and other anti-corruption laws and regulations.

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

Risks Associated with Our Capital Stock

Members of our Board of Directors and management team have the ability to substantially influence our direction and policies and their interests may be adverse to the interests of our other stockholders.

Charles B. Wang and Nancy Li, who are spouses and our Chairman and Executive Vice Chairman, respectively, beneficially own in the aggregate approximately 27% of our issued and outstanding capital stock. In addition, David Kronfeld and James R. Hale, two of our directors, beneficially own approximately 14% and 23%, respectively, of our issued and outstanding capital stock. By virtue of their holdings and membership on our Board of Directors, these individuals can substantially influence the election of directors, our management and our affairs and may make it difficult for us to consummate corporate transactions such as mergers, consolidations or the sale of all or substantially all of our assets that may be favorable from our standpoint or that of our other stockholders. In addition, this significant concentration of ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. This concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a change in control, including a merger, consolidation, or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change in control would benefit our other stockholders.

Our Chairman has ownership interests in entities with which we do business that may result in conflicts of interest that may not be resolved in a manner most favorable to us or that of our other stockholders.

Charles B. Wang, our Chairman, owns several entities with which we do business.  Such ownership interests may result in conflicts of interest that may not be resolved in a manner most favorable to us or that of our other stockholders.

The market price of our common stock may be volatile and may fluctuate in a way that is disproportionate to our operating performance.

Our stock price may experience substantial volatility as a result of a number of factors, including:

•	variations in our anticipated or actual operating results;
•	loss of a large customer or our inability to increase sales to existing customers or attract new customers;
•	announcement of new or enhanced solutions or products by us or our competitors;
•	litigation and other developments relating to our patents or other proprietary rights or those of our competitors;
•	variations in our competitors’ results of operations and changes in the competitive landscape generally;
•	changes and conditions in the digital video content market and related industries;
•	governmental regulation and legislation;
•	sales or potential sales of substantial amounts of our common stock;
•	change in securities analysts’ estimates of our performance, or our failure to meet analysts’ expectations; and
•
unusual events such as significant acquisitions, divestitures, litigation, general socio-economic, regulatory, political or market conditions and other factors, including factors unrelated to our operating performance.

Many of these factors are beyond our control. The stock markets in general, and the market for technology companies in particular, have historically experienced extreme price and volume fluctuations. These fluctuations often have been unrelated or disproportionate to the operating performance of these companies. These broad market and industry factors could reduce the market price of our common stock, regardless of our actual operating performance.

We have never paid and do not intend to pay cash dividends.  As a result, capital appreciation, if any, will be your sole source of gain.

We have never paid cash dividends on any of our capital stock and we currently intend to retain future earnings, if any, to fund the development and growth of our business.  Furthermore, the terms of any future debt agreements may preclude us from paying dividends.  As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

Provisions in our certificate of incorporation, our by-laws and Delaware law might discourage, delay or prevent a change in control of our company or changes in our management and, therefore, depress the trading price of our common stock.

Provisions of our certificate of incorporation, our by-laws and Delaware law may have the effect of deterring unsolicited takeovers or delaying or preventing a change in control of our company or changes in our management, including transactions in which our stockholders might otherwise receive a premium for their shares over then current market prices. In addition, these provisions may limit the ability of stockholders to approve transactions that they may deem to be in their best interests. These provisions include:

•	the inability of stockholders to call special meetings; and
•
the ability of our Board of Directors to designate the terms of and issue new series of preferred stock without stockholder approval, which could include the right to approve an acquisition or other change in our control or could be used to institute a rights plan, also known as a poison pill, that would work to dilute the stock ownership of a potential hostile acquirer, likely preventing acquisitions that have not been approved by our Board of Directors.

In addition, Section 203 of the Delaware General Corporation Law (“DGCL”), prohibits a publicly-held Delaware corporation from engaging in a business combination with an interested stockholder, generally a person which together with its affiliates owns, or within the last three years has owned, 15% of our voting stock, for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner.

The existence of the forgoing provisions and anti-takeover measures could limit the price that investors might be willing to pay in the future for shares of our common stock. They could also deter potential acquirers of our company, thereby reducing the likelihood that you could receive a premium for your common stock in an acquisition.

Item 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

Our principal executive offices are located in Plainview, New York.  We lease the following properties:

Description	Location	Expiration of Lease	Use of Property
Lease	Plainview, New York	December 2016	Business office
Lease	Sanford, Florida	Month-to-month	Business office
Lease	New York, New York	October 2016	Business office
Lease	Toronto, Ontario, Canada	June 2017	Business office
Lease	Toronto, Ontario, Canada	February 2018	Business office
Lease	Burnaby, British Columbia, Canada	March 2019	Business office
Lease	London, England	December 2020	Business office
Lease	Beijing, China	July 2016	Business office
Lease	Shanghai, China	June 2016	Business office
Lease	Toronto, Ontario, Canada	January 2017	Colocation/equipment
Lease	Slough, England	January 2017	Colocation/equipment
Lease	Palo Alto, California	January 2017	Colocation/equipment
Lease	Savage, Maryland	August 2016	Colocation/equipment
Lease	Bellevue, Nebraska	June 2016	Colocation/equipment
Lease	North Bergen, New Jersey	January 2017	Colocation/equipment
Lease	Hauppauge, New York	August 2016	Colocation/equipment
Lease	New York, New York	January 2017	Colocation/equipment
Lease	Dallas, Texas	January 2017	Colocation/equipment
Lease	San Diego, California	September 2019	Business office
Lease	Tomsk, Russia	December 2016	Business office
Lease	Aachen, Germany	March 2019	Business office
Lease	Seoul, Korea	June 2016	Business office
Lease	Tokyo, Japan	June 2016	Business office
Lease	Osaka, Japan	July 2016 (renewable every 6 months)	Business office
Lease	Shenzhen, China	June 2018	Business office
Lease	Taipei, Taiwan	October 2017	Business office

ITEM 3.	Legal Proceedings

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

Fiscal Year	High	Low

2015
First Quarter	$1.47	$0.99
Second Quarter	$1.72	$1.03
Third Quarter	$1.69	$0.56
Fourth Quarter	$0.87	$0.53

Fiscal Year	High	Low

2014
First Quarter	$1.11	$0.52
Second Quarter	$1.34	$0.84
Third Quarter	$1.23	$0.92
Fourth Quarter	$1.32	$0.85

Stockholders

As of February 29, 2016, there were 264 holders of record of our common stock.

Dividends

We have paid no dividends on our common stock since our inception.  At the present time, we intend to retain earnings, if any, to finance the expansion of our business.  The payment of dividends in the future will depend on our earnings and financial condition and on such other factors as the Board of Directors may consider appropriate.

The DGCL sets out when a company is restricted from declaring or paying dividends.  Under Section 170 of the DGCL, a company may not declare or pay a dividend out of net profits if the capital of the company is less than the aggregate amount of the capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets until the deficiency in the amount of such capital has been repaired.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2015 with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders

Amended and Restated NeuLion, Inc. 2012 Omnibus Securities and Incentive Plan (1)	25,927,095	$0.55	23,072,905

Fourth Amended and Restated Stock Option Plan (2)	4,863,300	0.31	N/A

Amended and Restated Directors’ Compensation Plan (3)	0	N/A	2,253,092

Employee Share Purchase Plan (4)	N/A	N/A	N/A

Equity compensation plans not approved by security holders
None	N/A	N/A	N/A
Total	30,790,395	$0.51	25,325,997

(1)           The maximum number of shares of common stock issuable upon exercise of securities granted pursuant to the Amended and Restated NeuLion, Inc. 2012 Omnibus Securities and Incentive Plan (the “2012 Plan”) is 50,000,000.
(2)           The maximum number of shares of common stock issuable upon exercise of options granted pursuant to the Fourth Amended and Restated Stock Option Plan (the “Stock Option Plan”) is equal to the greater of (i) 4,000,000 shares of common stock and (ii) 12.5% of the number of issued and outstanding shares of common stock from time to time.  As a result, any increase in the issued and outstanding shares will result in an increase in the number of shares of common stock available for issuance under the Stock Option Plan, and any exercises of options will make new grants available under the Stock Option Plan.  No new option awards will be made under the Stock Option Plan, however, outstanding awards under the Stock Option Plan will remain in effect pursuant to their terms.  All awards of options are currently made under the 2012 Plan.
(3)           Shares of common stock are issued directly under the Amended and Restated Directors’ Compensation Plan (“Directors’ Compensation Plan”) without exercise of any option, warrant or right.
(4)           We have not issued shares under the Employee Share Purchase Plan since its approval by our stockholders.

On May 9, 2012 (the “Issuance Date”), we executed a warrant certificate in favor of Raine Advisors LLC, a consultant, for the issuance of up to 3,789,482 warrants to purchase up to such number of shares of common stock of the Company at an exercise price of $0.2201 per share (a weighted-average exercise price of $0.2201 per share).  On the Issuance Date, 1,894,741 warrants automatically vested.  The remaining 1,894,741 warrants shall vest on such date that occurs prior to the expiration date, which shall be 10 years from the Issuance Date, upon Raine’s satisfaction of certain conditions set forth in the warrant certificate.  All of such warrants were outstanding as of December 31, 2015.

Recent Sales of Unregistered Securities

Information regarding other securities sold by us but not registered under the Securities Act of 1933, as amended (the “Securities Act”), during the fiscal year ended December 31, 2015 has been previously included in our Quarterly Reports on Form 10-Q for the periods ended March 31, 2015, June 30, 2015 and September 30, 2015 and in our Current Reports on Form 8-K filed with the SEC on February 2, 2015 and November 19, 2015.  Information regarding securities sold by us but not registered under the Securities Act subsequent to the quarter ended September 30, 2015 through December 31, 2015 that were not reported on a Current Report on Form 8-K filed with the SEC during that period is as follows:

1.           On November 4, 2015, the Board authorized the grant to various Company employees of 59,250 stock options to purchase an aggregate of 59,250 of the Company’s common stock, at an exercise price of $0.59 per share, under the 2012 Plan.  The options vest annually in equal increments of 25% on each anniversary of the effective date of grant, which was November 9, 2015; the first increment vests on November 9, 2016.  The options expire on November 9, 2025.  The Company offered and sold the options in reliance on the exemption from registration afforded by Section 4(2) under the Securities Act.

2.           On December 16, 2015, we issued shares of common stock without registration under the Securities Act to non-management directors, in payment pursuant to our Directors’ Compensation Plan of their semi-annual directors’ fees for the six-month period ended December 31, 2015, in the following aggregate amounts:

Gabriel A. Battista	15,533
Robert E. Bostrom	15,533
John A. Coelho	31,066
James R. Hale	36,891
Shirley Strum Kenny	29,124
David Kronfeld	34,949
Charles B. Wang	36,891
Total	199,987

The aggregate value of the 199,987 shares of common stock issued to Dr. Kenny and Messrs. Battista, Bostrom, Coelho, Hale, Kronfeld and Wang was $103,000 on the date of issuance.  We issued these shares of common stock pursuant to the exemption from registration set forth in Section 4(2) of the Securities Act and Regulation D promulgated thereunder.  This issuance qualified for exemption from registration under the Securities Act because (i) each of the directors was an accredited investor at the time of the issuance, (ii) we did not engage in any general solicitation or advertising in connection with the issuance, and (iii) each of the directors received restricted securities.

3.           One employee residing in the United States exercised an aggregate of 12,500 stock options for total cash proceeds of $3,812.50 and received 12,500 shares of the Company’s common stock.  The Company offered and sold the common stock and stock options in reliance on the exemption from registration afforded by Section 4(2) under the Securities Act.

4.           Two employees residing outside the United States exercised an aggregate of 31,500 stock options on a “net basis” and received 6,810 shares of the Company’s common stock.  The Company offered and sold the common stock and stock options in reliance on the exemption from registration afforded by Section 4(2) under the Securities Act.  Exercising on a “net basis” means the holder receives shares of common stock equal to the in-the-money value of his or her options.  The “in-the-money value” is calculated as the five-day volume-weighted average stock price prior to the date of exercise (i.e., the “fair market value”) minus the exercise price, with the resultant difference being multiplied by the number of options exercised and the resultant product being divided by the fair market value.

Repurchases of Equity Securities During the Fourth Quarter of the Fiscal Year Ended December 31, 2015

None.

Additional Information

On March 2, 2016, the Board cancelled the grant of 30,000 shares of restricted stock and 164,000 stock options to purchase an aggregate of 164,000 shares of the Company’s common stock.

ITEM 6.	Selected Financial Data

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes thereto in Item 8 of Part II, “Financial Statements and Supplementary Data,” and the information contained in Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Historical results are not necessarily indicative of future results.

	NeuLion, Inc.
	Year ended December 31,
	2015 (1)	2014	2013	2012 (2)	2011
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue	$94,043	$55,520	$47,107	$38,983	$39,666

Costs and expenses
Cost of revenue, exclusive of depreciation and amortization	17,775	13,897	13,279	13,695	16,376
Selling, general and administrative, including stock-based compensation	45,672	27,073	24,290	23,541	25,613
Research and development	24,912	8,381	7,423	6,673	6,201
Depreciation and amortization	7,544	2,621	3,755	4,407	5,367
	95,903	51,972	48,747	48,316	53,557
Operating income (loss)	(1,860)	3,548	(1,640)	(9,333)	(13,891)
Other income (expense)	(71)	290	(361)	(133)	(183)
Net and comprehensive income (loss) before income taxes	(1,931)	3,838	(2,001)	(9,466)	(14,074)
Income tax benefit (expense)	27,847	(271)	(277)	(613)	(299)
Net and comprehensive income (loss)	$25,916	$3,567	$(2,278)	$(10,079)	$(14,373)

Net income (loss) per common share:
Basic	$0.11	$0.01	$(0.01)	$(0.07)	$(0.10)
Diluted	$0.11	$0.01	$(0.01)	$(0.07)	$(0.10)
Weighted average common shares outstanding:
Basic	233,489,798	174,645,803	166,663,448	146,899,685	139,610,112
Diluted	245,346,681	214,711,362	166,663,448	146,899,685	139,610,112

Other Financial Data:
Non-GAAP Revenue (3)	$109,351	$55,520	$47,107	$38,983	$39,666
Adjusted EBITDA (3)	24,716	8,413	3,532	(3,298)	(6,877)
Capital expenditures (excluding acquisitions)	1,428	1,850	1,301	1,107	1,876
Cash flow provided by (used in):
Operating activities	18,359	7,239	9,481	(4,787)	(3,556)
Investing activities	8,290	(1,850)	(1,301)	(1,107)	(1,876)
Financing activities	866	865	356	4,745	4,850

Consolidated Balance Sheet Data
Cash and cash equivalents	$53,413	$25,898	$19,644	$11,108	$12,347
Current assets	70,415	36,287	27,159	18,153	18,872
Current liabilities	31,824	29,212	27,214	20,628	21,550
Working capital	38,591	7,075	(55)	(2,475)	(2,678)
Total assets	144,150	51,938	43,576	37,104	41,330
Total liabilities	36,092	31,884	29,392	23,032	23,331
Redeemable preferred stock	-	14,955	14,925	14,895	14,865
Stockholders' equity (deficit)	$108,058	$5,099	$(740)	$(822)	$3,134

(1) On January 30, 2015, we completed the acquisition of DivX for consideration of 61,731,172 shares of common stock valued at approximately $59.0 million (after giving effect to the conversion of the convertible note issued at closing after receiving stockholder approval for such conversion).  On the date of acquisition, DivX had $9.7 million of cash and cash equivalents.

(2) On April 1, 2012, the Company amended its agreement with KyLin TV, such that, in addition to the services previously provided, KyLin TV was appointed the exclusive distributor of the Company’s business-to-consumer ("B2C") IPTV interests. As exclusive distributor, KyLin TV obtained, advertised and marketed all of the Company’s B2C content, in accordance with the terms of the amendment. Accordingly, KyLin TV recorded the gross revenues from the Company’s B2C content as well as the associated license fees, whereas the Company recorded revenues in accordance with the revised fee schedule in the amendment.

(3) We report non-GAAP Revenue and Adjusted EBITDA because they are key measures used by management to evaluate our results and make strategic decisions about the Company, including potential acquisitions. Non-GAAP Revenue represents GAAP revenue before purchase price accounting adjustments as a result of an acquisition. Adjusted EBITDA represents net income (loss) before interest, income taxes, depreciation and amortization, stock-based compensation, acquisition-related expenses, listing-related expenses, purchase accounting adjustments, gain on revaluation of convertible note derivative, loss on disolution of majority-owned subsidiary, investment income/expense and foreign exchange gain/loss. This measure does not have any standardized meaning prescribed by U.S. GAAP and therefore is unlikely to be comparable to the calculation of similar measures used by other companies, and should not be viewed as an alternative to measures of financial performance or changes in cash flows calculated in accordance with U.S. GAAP.

The following tables sets forth reconciliations of GAAP revenue to Non-GAAP revenue and consolidated net income (loss) to Adjusted EBITDA for each period included herein:

Reconciliation of GAAP Total Revenue to non-GAAP Total Revenue:
GAAP Total Revenue	$94,043	$55,520	$47,107	$38,983	$39,666
Revenue excluded due to purchase accounting	15,308	-	-	-	-
Non-GAAP Total Revenue	$109,351	$55,520	$47,107	$38,983	$39,666

Reconciliation of Net Income (Loss) to Adjusted EBITDA:
Consolidated net income (loss)	$25,916	$3,567	$(2,278)	$(10,079)	$(14,373)
Purchase price accounting adjustments - revenue	15,308	-	-	-	-
Depreciation and amortization	7,544	2,621	3,755	4,407	5,367
Stock-based compensation	2,702	1,438	1,417	1,627	1,648
Loss on dissolution of majority-owned subsidiary	-	-	-	-	227
Acquisition-related expenses	359	806	-	-	-
Listing-related expenses	663	-	-	-	-
Discount on convertible note	-	-	233	78	0
Interest on convertible note, including amortization of debt discount	123	-	-	-	-
Loss (gain) on revaluation of convertible note derivative	(507)	-	-	-	-
Income tax (benefit) expense	(27,847)	271	277	613	299
Investment income and foreign exchange gain (loss)	455	(290)	128	56	(45)
Adjusted EBITDA	$24,716	$8,413	$3,532	$(3,298)	$(6,877)

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read this discussion together with the consolidated financial statements and other consolidated financial information included in this Annual Report on Form 10-K .

This management’s discussion and analysis (“MD&A”) of the financial condition and results of operations of the Company should be read in conjunction with our audited consolidated financial statements and accompanying notes for the years ended December 31, 2015 and 2014, which have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”).  All dollar amounts are in U.S. dollars (“US$” or “$”) unless stated otherwise.  As at February 29, 2016, the Bank of Canada noon rate for conversion of United States dollars to Canadian dollars (“CDN$”) was US$1 to CDN$1.3523.

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

Overview

We are a leading provider of enterprise digital video solutions with the mission to deliver and enable the highest quality live and on-demand digital video content experiences anywhere and on any device.  Our flagship solution, the NeuLion Digital Platform, is a proprietary, cloud-based, fully integrated, turnkey solution that enables the delivery and monetization of digital video content.

Enterprises throughout the entire digital video ecosystem use our solutions to better grow, engage and monetize their customer bases. The NeuLion Digital Platform offers content owners and rightsholders a highly-configurable and scalable suite of digital technologies, together with services for back-end content preparation, management, secure delivery and monetization, in an end-to-end solution that addresses the complexities associated with successfully streaming and marketing their content.  Our comprehensive solution suite also includes our DivX video solution that allows consumer electronics (“CE”) manufacturers to provide a secure, high-quality video experience and premium screen resolution, up to Ultra HD/4K, across virtually all content formats, for a wide range of connected devices.

We primarily generate revenue by offering the NeuLion Digital Platform on a subscription license basis. Our revenue is generated from fees determined by the number of channels through which we deliver our customers’ content, the number of events we stream and the number of connected devices we enable, as well as from variable fees determined by the volume of digital video content we deliver and/or the end user revenue generated by our customers.  We also generate revenue from licensing our DivX video solution to CE manufacturers, video solution developers and others.

We believe that the proliferation of Internet-connected devices, the increasing amount of digital video content, the growth in video consumption, particularly sports, on mobile devices and the demand for continually improving and personalizing viewing experiences will be the principal drivers of our growth.  As enterprises continue to struggle with the complexities of managing growing libraries of digital content, creating compelling branded user experiences and delivering those experiences across a wide range of connected devices in high-quality resolutions, our comprehensive suite of products and focus on innovation will allow us to increase revenues from existing customers and expand our customer base in North America and internationally.

We were incorporated as Jump TV Inc. on January 14, 2000 under the Canada Business Corporations Act. In October 2008, Jump TV Inc. completed a merger with the company now known as NeuLion USA, Inc. pursuant to which it became our wholly-owned subsidiary.  The merger was accounted for as a reverse takeover.  In July 2009, our Registration Statement on Form 10 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), was declared effective by the SEC and we changed our corporate name to NeuLion, Inc.  We have traded on the TSX since August 9, 2006.  On November 30, 2010, we were domesticated under Delaware law. On January 30, 2015, we consummated the acquisition of DivX Corporation (“DivX”), which creates, distributes, and licenses digital video technologies for PCs, smart TVs, and mobile devices.  MainConcept, its subsidiary, provides high-quality video compression-decompression, or codec, software libraries and products to consumer electronics manufacturers, broadcasters, video solution developers and others.

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

We anticipate the revenue excluded due to purchase accounting going-forward as follows:

Q1 2016	$878

	3 months ended December 31,			12 months ended December 31,
	2015	2014	% change	2015	2014	% change
1. Revenue - Pro Forma (amounts in millions)	$27.8	$23.3	19%	$96.3	$81.8	18%

Revenue (GAAP) as reported	$27.8	$16.5		$94.1	$55.5
Revenue (GAAP) DivX (prior to acquisition)		$6.8		$2.2	$26.3

We principally use pro forma revenue, in combination with non-GAAP revenue and platform revenue, as described below, to monitor the period-over-period performance of the business. Pro forma revenue reflects the combined revenue of our historical business and our acquired DivX business, adjusted as a result of purchase accounting.  Our pro forma revenue increased 19% and 18% for the three months and year ended December 31, 2015, respectively.

	3 months ended December 31,			12 months ended December 31,
	2015	2014	% change	2015	2014	% change
2. Pro Forma Revenue - non-GAAP (amounts in millions)	$31.4	$29.8	5%	$112.8	$110.4	2%

Revenue (GAAP) as reported	$27.8	$16.5		$94.1	$55.5
Revenue (GAAP) DivX (prior to acquisition)		$6.8		$2.2	$26.3
Revenue due to purchase accounting adjustment	$3.6	$6.5		$16.5	$28.6

We principally use pro forma non-GAAP revenue, in combination with pro forma revenue and platform revenue, as described above and below, to monitor the period-over-period performance of the business.  Pro forma non-GAAP revenue measures the revenue of our historical business and our acquired DivX business on a combined basis without adjustment for purchase accounting.  We expect the purchase accounting adjustments to revenue to end in the first quarter of 2016.  Our pro forma non-GAAP revenue increased 5% and 2% for the three months and year ended December 31, 2015, respectively.  The growth in pro forma non-GAAP revenue is lower than our organic revenue growth due to a decline in revenues in our DivX and MainConcept revenue streams.  Refer to reconciliation of non-GAAP Revenue to GAAP Revenue, below, for full details.

	3 months ended December 31,			12 months ended December 31,
	2015	2014	% change	2015	2014	% change
3. Revenue - NeuLion Digital Platform (amounts in millions)	$19.8	$16.5	20%	$66.1	$55.5	19%

We monitor our revenue from our NeuLion Digital Platform because we expect it to grow faster than our revenue from our other solutions as we add new customers and increase the variable revenue we realize from existing customers.  As a result, we expect our platform revenue to continue to grow in absolute dollars and as a percentage of revenue.  Our platform revenue grew 20% and 19% for the three months and year ended December 31, 2015, respectively.  Our platform revenue is seasonal, related to the timing and size of events that our customers deliver through our solution.  The fourth quarter has historically been our highest revenue quarter, but this seasonality may change as we add new customers and events.

	3 months ended December 31,			12 months ended December 31,
	2015		2014	2015	2014
4. Pro Forma Cost of Revenue as a % of Pro Forma non-GAAP Revenue	17%	(1)	18%	16%	19%

(1)	Figures for the three months ended December 31, 2015 are actual results.

Cost of revenue consists principally of bandwidth costs paid in connection with our delivery of digital video content and to a lesser extent license fees paid to certain customers for whom we recognize revenue on a gross basis.  We use cost of revenue as a percent of revenue, together with adjusted EBITDA, to measure the operating performance of our business.  We have been able to reduce our cost of revenue as a percent of revenue as we have increased the digital video content we deliver on the NeuLion Digital Platform and as a result of the acquisition of DivX.  Our cost per unit of bandwidth decreases as we deliver more digital video content.  Our cost of revenue as a percentage of revenue going forward will depend primarily on our revenue mix.

	3 months ended December 31,				12 months ended December 31,
	2015		2014	% change	2015	2014	% change
5. Pro Forma Adjusted EBITDA (amounts in millions)	$8.8	(1)	$5.5	60%	$24.8	$17.4	43%

(1)	Figures for the three months ended December 31, 2015 are actual results.

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

	Year ended December 31,
	2015	2014	2013
6. Petabytes Streamed	307	227	154

We measure the amount of digital video content we stream in petabytes. We monitor petabytes streamed to measure the performance of both our variable revenues as well as our operating leverage in terms of cost of revenue from the NeuLion Digital Platform.  As we stream more petabytes, our variable revenues increase while our cost of revenue as a percentage of revenue decreases.

Reconciliation of GAAP Revenue to Pro Forma non-GAAP Revenue (in thousands):

	Organic		DivX		Consolidated
Three months ended December 31,	2015	2014	2015	2014 (1)	2015	2014

GAAP Revenue	$19,774	$16,464	$8,010	$-	$27,784	$16,464

Pro forma adjustment	-	-	-	6,834	-	6,834

Pro Forma GAAP Revenue	$19,774	$16,464	$8,010	$6,834	$27,784	$23,298

Revenue excluded due to purchase accounting	-	-	3,572	6,492	3,572	6,492

Pro Forma Non-GAAP Revenue	$19,774	$16,464	$11,582	$13,326	$31,356	$29,790

	Organic		DivX		Consolidated
Year ended December 31,	2015	2014	2015	2014 (1)	2015	2014

GAAP Revenue	$66,088	$55,520	$27,955	$-	$94,043	$55,520

Pro forma adjustment	-	-	2,239	26,231	2,239	26,231

Pro Forma GAAP Revenue	$66,088	$55,520	$30,194	$26,231	$96,282	$81,751

Revenue excluded due to purchase accounting	-	-	16,509	28,628	16,509	28,628

Pro Forma Non-GAAP Revenue	$66,088	$55,520	$46,703	$54,859	$112,791	$110,379

(1) DivX revenue for 2014 is presented for comparative purposes as the acquisiton of DivX was completed on January 30, 2015.

Reconciliation of GAAP Net Income (Loss) to Pro Forma Adjusted EBITDA (in thousands):

	Organic		DivX		Consolidated
Three months ended December 31,	2015	2014	2015	2014	2015	2014

Consolidated Net Income (Loss) on a GAAP basis	$28,946	$1,621	$3,820	$-	$32,766	$1,621

Pro forma adjustment	-	-	-	(4,370)	-	(4,370)

Consolidated Net Income (Loss) on a Pro Forma GAAP basis	$28,946	$1,621	$3,820	$(4,370)	$32,766	$(2,749)

Revenue excluded due to purchase accounting	-	-	3,572	6,492	3,572	6,492
Depreciation and amortization	343	546	1,567	1,579	1,910	2,125
Stock-based compensation	859	349	-	26	859	375
Acquisition-related expenses	-	806	-	894	-	1,700
Listing-related expenses	663	-	-	-	663	-
Income tax (benefit) expense	(25,453)	106	(5,723)	(2,163)	(31,176)	(2,057)
Investment income (expense) and foreign exchange loss	138	72	28	(461)	166	(389)

Pro Forma Adjusted EBITDA	$5,496	$3,500	$3,264	$1,997	$8,760	$5,497

	Organic		DivX		Consolidated
Year ended December 31,	2015	2014	2015	2014	2015	2014

Consolidated Net Income (Loss) on a GAAP basis	$33,872	$3,567	$(7,956)	$-	$25,916	$3,567

Pro forma adjustment	-	-	(2,225)	(25,445)	(2,225)	(25,445)

Consolidated Net Income (Loss) on a Pro Forma GAAP basis	$33,872	$3,567	$(10,181)	$(25,445)	$23,691	$(21,878)

Revenue excluded due to purchase accounting	-	-	16,509	28,628	16,509	28,628
Depreciation and amortization	1,731	2,621	6,346	5,930	8,077	8,551
Stock-based compensation	2,702	1,438	-	26	2,702	1,464
Acquisition-related expenses	341	806	18	2,081	359	2,887
Listing-related expenses	663	-	-	-	663	-
Gain on revaluation of convertible note derivative	(507)	-	-	-	(507)	-
Income tax (benefit) expense	(25,382)	271	(1,852)	(1,811)	(27,234)	(1,540)
Investment income (expense) and foreign exchange loss	580	(290)	(64)	(453)	516	(743)

Pro Forma Adjusted EBITDA	$14,000	$8,413	$10,776	$8,956	$24,776	$17,369

We report non-GAAP Revenue and Adjusted EBITDA because they are key measures used by management to evaluate our results and make strategic decisions about the Company, including potential acquisitions. Non-GAAP Revenue represents GAAP revenue before purchase price accounting adjustments as a result of an acquisition. Adjusted EBITDA represents net income (loss) before interest, income taxes, depreciation and amortization, stock-based compensation, acquisition-related expenses, listing-related expenses, purchase accounting adjustments, gain on revaluation of convertible note derivative, investment income/expense and foreign exchange gain/loss. This measure does not have any standardized meaning prescribed by U.S. GAAP and therefore is unlikely to be comparable to the calculation of similar measures used by other companies, and should not be viewed as an alternative to measures of financial performance or changes in cash flows calculated in accordance with U.S. GAAP.

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

Our platform revenue is seasonal and is based significantly on the timing and size of events that our customers deliver through our solution.  The fourth quarter has historically been our highest revenue quarter, but this seasonality may change as we add new customers and events.

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

Selling, general and administrative expenses, including stock-based compensation

Selling, general and administrative expenses, including stock-based compensation, or SG&A expenses, include wages and benefits, stock-based compensation, acquisition-related expenses, professional fees, marketing costs, travel expenses, rent, office supplies, corporate IT services, credit card processing fees and other general operating expenses. Approximately 65% of SG&A consists of wages and benefits for our employees.

We expect SG&A expenses to increase in absolute dollars as we add personnel, increase our spending on sales and marketing and grow our business; however, we expect SG&A expenses to decline as a percent of revenue over time.

Research and development

Research and development expenses primarily consist of wages and benefits for research and development personnel. Approximately 85% of our research and development expenses consists of wages and benefits for our employees. We expect research and development expenses to increase in absolute dollars as we continue to add personnel to enhance and grow our solutions; however, we expect research and development expenses to decline as a percent of revenue over time.

Key Trends and Factors That May Impact Our Performance

We believe that there are many factors that will continue to affect our ability to sustain and increase both revenue and profitability and impact the nature and amount of our expenditures, including:

•
Market acceptance of our services.  We compete in markets where the value of certain aspects of our services is still in the process of market acceptance.  We believe that our future growth depends in part on the continued and increasing acceptance and realization of the value of our service offerings.

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended December 31, 2015 to Three Months Ended December 31, 2014 (unaudited)

Our consolidated financial statements for the three months ended December 31, 2015 and 2014 have been prepared in accordance with U.S. GAAP. A comparison of our results of operations for those periods is as follows (amounts in thousands):

	3 months ended December 31,
	2015			2014
	NeuLion	DivX	Total	NeuLion
Revenue	$19,774	$8,010	$27,784	$16,464

Costs and expenses
Cost of revenue, exclusive of depreciation and
amortization shown separately below	4,660	711	5,371	4,036
Selling, general and administrative, including
stock-based compensation	9,066	4,152	13,218	7,966
Research and development	2,074	3,454	5,528	2,117
Depreciation and amortization	343	1,567	1,910	546
	16,143	9,884	26,027	14,665
Operating income (loss)	3,631	(1,874)	1,757	1,799
Other expense	(138)	(28)	(166)	(72)
Net and comprehensive income (loss) before income taxes	3,493	(1,902)	1,591	1,727
Income tax benefit (expense)	25,453	5,723	31,176	(106)
Net and comprehensive income	$28,946	$3,821	$32,767	$1,621

Revenue

Revenue increased to $27.8 million for the three months ended December 31, 2015 from $16.5 million for the three months ended December 31, 2014.  The $11.3 million improvement was primarily the result of the acquisition of DivX, which accounted for $8.0 million of revenue during the quarter.  The organic improvement of $3.3 million, or 20%, was primarily the result of an increase in revenue from fixed license fees of $2.9 million.

Costs of Revenue

Cost of revenue increased to $5.4 million for the three months ended December 31, 2015 from $4.0 million for the three months ended December 31, 2014.  Cost of revenue as a percentage of revenue improved from 25% for the three months ended December 31, 2014 to 19% for the three months ended December 31, 2015. The 6 percentage point improvement (as a percentage of revenue) primarily resulted from the acquisition of DivX and improved broadcast operating costs.

Selling, general and administrative expenses, including stock-based compensation

Selling, general and administrative expenses, including stock-based compensation, increased by $5.2 million, or 65%, from $8.0 million for the three months ended December 31, 2014, to $13.2 million for the three months ended December 31, 2015.  Selling, general and administrative expenses, including stock-based compensation, but excluding expenses associated with the acquisition of DivX, were $9.1 million, an increase of 14%.  The individual variances are as follows:

• Wages and benefits increased from $4.6 million for the three months ended December 31, 2014 to $8.4 million for the three months ended December 31, 2015. DivX accounted for $2.9 million of wages and benefits.  The remaining $0.9 million increase was primarily a result of salary increases and bonuses.

• Stock-based compensation increased from $0.4 million for the three months ended December 31, 2014 to $0.9 million for the three months ended December 31, 2015.  The $0.5 million increase was the result of stock option and restricted stock grants.

• Professional fees increased from $0.6 million for the three months ended December 31, 2014 to $1.0 million for the three months ended December 31, 2015.  The $0.4 million increase was primarily the result of the transaction expenses relating to the acquisition of DivX.

• Marketing expenses were $0.2 million for both the three months ended December 31, 2014 and 2015.

• Listing-related expenses increased from $0 for the three months ended December 31, 2014 to $0.7 million for the three months ended December 31, 2015.  The $0.7 million increase was primarily the result of legal and accounting fees incurred to commence the process of listing our common stock in the U.S.

• Acquisition-related expenses decreased from $0.8 million for the three months ended December 31, 2014 to $0 for the three months ended December 31, 2015.  The $0.8 million decrease was the result of legal and accounting fees associated with the acquisition of DivX that were incurred in the quarter ended December 31, 2014, which were not incurred in the quarter ended December 31, 2015.

• Other SG&A expenses increased from $1.4 million for the three months ended December 31, 2014 to $2.0 million for the three months ended December 31, 2015.  DivX accounted for $0.8 million of Other SG&A expenses.  Other SG&A expenses include travel expenses, rent, office supplies, corporate IT services, credit card processing fees and other general operating expenses.

Research and development

Research and development costs increased from $2.1 million for the three months ended December 31, 2014 to $5.5 million for the three months ended December 31, 2015.  DivX accounted for $3.5 million of research and development costs.

Depreciation and amortization

Depreciation and amortization increased from $0.5 million for the three months ended December 31, 2014 to $1.9 million for the three months ended December 31, 2015.  The $1.4 million increase was due to amortization of intangible assets as a result of the acquisition of DivX.

Income taxes

During the fourth quarter of 2015, we concluded that it was more likely than not that we would be able to realize the benefit of our federal deferred tax assets in the future. We based this conclusion on historical and projected operating performance, as well as our expectation that operations will generate sufficient taxable income in future periods to realize the tax benefits associated with the deferred tax assets. As a result, we reduced the valuation allowance on a portion of our net deferred tax assets at December 31, 2015, which resulted in a $31.2 million benefit to our tax provision in 2015.  In 2014, our tax expense of $0.1 million relates to changes in federal and state deferred income tax expense.

Comparison of Year Ended December 31, 2015 to Year Ended December 31, 2014

Our consolidated financial statements for the year ended December 31, 2015 have been prepared in accordance with U.S. GAAP. A comparison of our results of operations for those periods is as follows (in thousands):

	Year ended December 31,
	2015			2014
	NeuLion	DivX	Total	NeuLion
		(1)
Revenue	$66,088	$27,955	$94,043	$55,520

Costs and expenses
Cost of revenue, exclusive of depreciation and
amortization shown separately below	14,997	2,778	17,775	13,897
Selling, general and administrative, including
stock-based compensation	31,432	14,240	45,672	27,073
Research and development	9,365	15,547	24,912	8,381
Depreciation and amortization	1,731	5,813	7,544	2,621
	57,525	38,378	95,903	51,972
Operating income (loss)	8,563	(10,423)	(1,860)	3,548
Other income (expense)	(73)	2	(71)	290
Net and comprehensive income (loss) before income taxes	8,490	(10,421)	(1,931)	3,838
Income tax benefit (expense)	25,382	2,465	27,847	(271)
Net and comprehensive income (loss)	$33,872	$(7,956)	$25,916	$3,567

(1) Results for DivX are for the period from February 1, 2015 to December 31, 2015.

Revenue

Revenue increased to $94.1 million for the year ended December 31, 2015 from $55.5 million for the year ended December 31, 2014.  The $38.6 million improvement was primarily the result of the acquisition of DivX, which accounted for $28.0 million of revenue during the year.  The organic improvement of $10.6 million, or 19%, was primarily the result of an increase in revenue from fixed license fees of $5.3 million and variable usage fees of $4.6 million.

Costs of Revenue

Cost of revenue increased to $17.8 million for the year ended December 31, 2015 from $13.9 million for the year ended December 31, 2014.  Cost of revenue as a percentage of revenue improved from 25% for the year ended December 31, 2014 to 19% for the year ended December 31, 2015. The 6 percentage point improvement (as a percentage of revenue) primarily resulted from the acquisition of DivX and improved broadcast operating costs.

Selling, general and administrative expenses, including stock-based compensation

Selling, general and administrative expenses, including stock-based compensation, increased by $18.6 million, or 69%, from $27.1 million for the year ended December 31, 2014 to $45.7 million for the year ended December 31, 2015.  Selling, general and administrative expenses, including stock-based compensation, excluding expenses associated with the acquisition of DivX were $31.4 million, an increase of 16%.  The individual variances are as follows:

• Wages and benefits increased from $18.5 million for the year ended December 31, 2014 to $29.3 million for the year ended December 31, 2015. DivX accounted for $8.9 million of wages and benefits.  The remaining $1.9 million increase was primarily a result of salary increases and bonuses.

• Stock-based compensation increased from $1.4 million for the year ended December 31, 2014 to $2.7 million for the year ended December 31, 2015.  The $1.3 million increase was the result of stock option and restricted stock grants.

• Professional fees increased from $1.6 million for the year ended December 31, 2014 to $3.5 million for the year ended December 31, 2015.  The $1.9 million increase was primarily the result of transaction expenses relating to the acquisition of DivX.

• Marketing expenses increased from $0.4 million for the year ended December 31, 2014 to $1.3 million for the year ended December 31, 2015.  The $0.9 million increase was primarily the result of the acquisition of DivX.

• Acquisition-related expenses decreased from $0.8 million for the year ended December 31, 2014 to $0.3 million for the year ended December 31, 2015.  The $0.5 million decrease was the result of a greater portion of the transaction expenses relating to the acquisition of DivX being incurred in 2014 than in 2015.

• Listing-related expenses increased from $0 for the year ended December 31, 2014 to $0.7 million for the year ended December 31, 2015.  The $0.7 million increase was primarily the result of legal and accounting fees incurred to commence the process of listing our common stock in the U.S.

• Other SG&A expenses increased from $4.4 million for the year ended December 31, 2014 to $7.9 million for the year ended December 31, 2015.  DivX accounted for $2.9 million of Other SG&A expenses.  Other SG&A expenses include travel expenses, rent, office supplies, corporate IT services, marketing, credit card processing fees and other general operating expenses.

Research and development

Research and development costs increased from $8.4 million for the year ended December 31, 2014 to $24.9 million for the year ended December 31, 2015.  DivX accounted for $15.5 million of research and development costs.  The remaining $1.0 million increase was primarily a result of salary increases and bonuses.

Depreciation and amortization

Depreciation and amortization increased from $2.6 million for the year ended December 31, 2014 to $7.5 million for the year ended December 31, 2015.  The $4.9 million increase was due to the amortization of intangibles as a result of the acquisition of DivX.

Income taxes

During the fourth quarter of 2015, we concluded that it was more likely than not that we would be able to realize the benefit of our federal deferred tax assets in the future. We based this conclusion on historical and projected operating performance, as well as our expectation that operations will generate sufficient taxable income in future periods to realize the tax benefits associated with the deferred tax assets. As a result, we reduced the valuation allowance on a portion of our net deferred tax assets at December 31, 2015, which resulted in a $27.8 million benefit to our tax provision in 2015.  In 2014, our tax expense of $0.3 million relates to changes in federal and state deferred income tax expense.

Comparison of Year Ended December 31, 2014 to Year Ended December 31, 2013

Our consolidated financial statements for the year ended December 31, 2014 have been prepared in accordance with U.S. GAAP. A comparison of our results of operations for those periods is as follows (in thousands):

	Year ended December 31,
	2014	2013

Revenue	$55,520	$47,107

Costs and expenses
Cost of revenue, exclusive of depreciation and
amortization shown separately below	13,897	13,279
Selling, general and administrative, including
stock-based compensation	27,073	24,290
Research and development	8,381	7,423
Depreciation and amortization	2,621	3,755
	51,972	48,747
Operating income (loss)	3,548	(1,640)
Other income (expense)	290	(362)
Net and comprehensive income (loss) before income taxes	3,838	(2,002)
Income taxes	(271)	(276)
Net and comprehensive income (loss)	$3,567	$(2,278)

Revenue

Revenue increased to $55.5 million for the year ended December 31, 2015 from $47.1 million for the year ended December 31, 2014.  The $8.4 million improvement was primarily the result of an increase in revenue from fixed license fees of $4.3 million, variable usage fees of $1.5 million, set-up fees of $1.1 million and variable subscription fees of $1.0 million.

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

QUARTERLY TRENDS

Our overall operating results fluctuate from quarter to quarter as a result of a variety of factors, some of which are outside of our control. Our historical results should not be considered a reliable indicator of our future results of operations.

On January 30, 2015, we completed the acquisition of DivX.

Our platform revenue is seasonal based significantly on the timing and size of events that our customers deliver through our solution.  The fourth quarter has historically been our highest revenue quarter, but this seasonality may change as we add new customers and events.

SG&A expenses are the highest in the fourth quarter, primarily as a result of additional employees needed to support the additional business activity during that quarter. We expect SG&A expenses to increase in absolute dollars as we add personnel, increase our spending on sales and marketing and growing our business; however we expect SG&A expenses to decline as a percent of revenue over time.

Research and development expenses have been fairly stable for most quarters presented. We expect research and development expenses to increase in absolute dollars as we continue to add personnel to enhance and grow our solutions; however, we expect research and development expenses to decline as a percent of revenue over time.

LIQUIDITY AND CAPITAL RESOURCES

Our cash position was $53.4 million at December 31, 2015.  During the year ended December 31, 2015, we generated $18.4 million from operating activities, which included cash of $10.3 million from changes in operating assets and liabilities. Additionally, cash provided by financing activities included $0.9 million from the exercise of stock options and broker units and cash provided by investing activities included $9.7 million from the acquisition of DivX, offset by $1.4 million used to purchase fixed assets.

As of December 31, 2015, our principal sources of liquidity included cash and cash equivalents of $53.4 million and trade accounts receivable of $13.0 million, offset by $10.0 million in accounts payable and $10.2 million in accrued liabilities.  We continue to closely monitor our cash balances to ensure that we have sufficient cash on hand to meet our operating needs. Management believes that we have sufficient liquidity to meet our working capital and capital expenditure requirements for at least the next twelve months.

At December 31, 2015, approximately 39% of our cash and cash equivalents were held in accounts with a U.S. bank that received a AA- rating from Standard and Poor’s and an AA1 rating from Moody’s and 26% of our cash and cash equivalents were held in accounts with a U.S. bank that received a BBB+ rating from Standard and Poor’s and an Baa1 rating from Moody’s. The Company believes that these U.S. financial institutions are secure notwithstanding the current global economy and that we will be able to access the balance of our bank deposits. Our investment policy is to invest in low-risk short-term investments which are primarily term deposits. We have not had a history of any defaults on these term deposits, nor do we expect any in the future given the short-term maturity of these investments.

Working Capital Requirements

Our net working capital at December 31, 2015 was $38.6 million, an improvement of $31.6 million from the December 31, 2014 net working capital of $7.0 million. Our working capital ratios at December 31, 2015 and December 31, 2014 were 2.2 and 1.2, respectively. Included in current liabilities at December 31, 2015 and December 31, 2014 are approximately $11.6 million and $9.6 million, respectively, of liabilities (deferred revenue) that we do not anticipate settling in cash.

The change in working capital was primarily due to increases in current assets of $34.1 million and current liabilities of $2.6 million.

Current assets at December 31, 2015 were $70.4 million, an increase of $34.1 million from the December 31, 2014 balance of $36.3 million.  The change was primarily due to increases of $27.5 million in cash and cash equivalents and $4.9 million in accounts receivable.

Current liabilities at December 31, 2015 were $31.8 million, an increase of $2.6 million from the December 31, 2014 balance of $29.2 million. The increase was primarily due to increases of $5.0 million in accrued liabilities and $2.0 million in deferred revenue offset by a decrease in accounts payable of $4.4 million.

Off Balance Sheet Arrangements

The Company did not have any off balance sheet arrangements as of December 31, 2015.

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

Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss to future earnings, values or future cash flows that may result from changes in the price of a financial instrument. The value of a financial instrument might change as a result of changes in interest rates, exchange rates, commodity prices, equity prices and other market changes. We do not use derivative financial instruments for speculative, hedging or trading purposes, although in the future we might enter into exchange rate hedging arrangements to manage the risks described below.

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

Contractual Obligations and Commitments

We have multiple leases for facilities and equipment.  As of December 31, 2015, we had no outstanding capital leases.  Future minimum annual payments over the next five years (exclusive of taxes, insurance and maintenance costs) under these commitments as of December 31, 2015 are as follows (inclusive of DivX):

	Operating Leases			Minimum
	Gross	Recovery	Net	Guarantees	Total
2016	$2,512	$(719)	$1,793	$3,192	$4,985
2017	1,711	(391)	1,320	1,256	2,576
2018	1,144	-	1,144	239	1,383
2019	915	-	915	-	915
2020	103	-	103	-	103
	$6,385	$(1,110)	$5,275	$4,687	$9,962

We periodically enter into contracts with customers in which we guarantee our customer a minimum amount of revenue share for services we provide under the contract.  The minimum guarantees shown above primarily relate to (i) these minimum fixed revenue guarantees that we have committed to our customers over the next 3 years and (ii) minimum fixed bandwidth fee commitments with certain vendors over the next 12 to 18 months.  As at December 31, 2015, we believe that the future commitments are probable.  We recorded $0.8 million for each of the years ended December 31, 2015 and 2014, related to these minimum guarantee agreements.

We have subleased a portion of one of our Toronto offices, which is expected to generate a total recovery of $1.1 million over the next two years.

Rent expense for the years ended December 31, 2015 and 2014 was $2.0 million and $1.2 million, respectively, which includes rent paid to Renaissance, a related party, in the amount of $0.4 million in both years.  Rent expense under operating leases for DivX was $1.1 million for the year ended December 31, 2015.

During the ordinary course of our business activities, we may be contingently liable for litigation and a party to claims.  Management believes that adequate provisions have been made where required.  Although the extent of potential costs and losses, if any, is uncertain, management believes that the ultimate resolution of such contingencies will not have an adverse effect on our consolidated financial position or results of operations.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in conformity with GAAP, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements as well as the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. On an ongoing basis, management reviews its estimates to ensure they appropriately reflect changes in our business and new information as it becomes available. If historical results and other factors used by management to make these estimates do not reasonably predict future actual results, our consolidated financial position and results of operations could be materially impacted.

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

(c)
Subscription revenue consists of recurring revenue based on the number of subscribers. The subscriber revenue is typically generated on a monthly, quarterly or annual basis and can be a fixed fee per user, a variable fee per user or a variable fee based on a percentage of the subscription price.  We defer the appropriate portion of cash received for the services that have not yet been rendered and recognize the revenue over the term of the subscription, which is generally between 30 days and one year. Pay-per-view revenues are deferred and recognized in the period when the content is viewed. Subscription revenues are recorded on either a gross or net basis depending on the transaction arrangement with the customer. Where subscription revenues are recorded on a gross basis, the total amount of the subscription is deferred and recognized over the subscription term. Where subscription revenues are recorded on a net basis, only our share of revenue from the subscription is deferred and recognized over the term of the subscription.  Under U.S. GAAP guidance related to reporting revenue gross as a principal versus net as an agent, the indicators used to determine whether an entity is a principal or an agent to a transaction are subject to judgment. When our assessment of the indicators leads us to conclude that we are the principal in the subscription transaction, revenue is recorded on a gross basis, the total amount of the subscription is deferred and recognized over the subscription term and the share of revenue to our customer is deferred and recognized as a cost of revenue over the term of the subscription. When our assessment of the indicators leads us to conclude that we are the agent in the subscription transaction, only our share of revenue from the subscription is deferred and recognized over the term of the subscription.

(d)	Usage fees are charged to customers for bandwidth and storage. Usage fees are billed on a monthly or quarterly basis and are recognized as the service is being provided.

(e)
Licensing revenue is primarily derived from royalties paid to us by licensees of our intellectual property rights. Revenue in such transactions is recognized during the period in which such customers report to us the number of royalty-eligible units that they have shipped. Revenue from guaranteed minimum-royalty licenses is recognizable upon delivery of the technology license when we have no further obligations. In certain guaranteed minimum-royalty licenses, we enter into extended payment programs with customers. Revenue related to such extended payment programs is recognized at the earlier of when cash is received or when periodic payments become due to us. If we receive non-refundable advance payments from licensees that are allocable to a future contract period or could be creditable against other obligations of the licensee to it, the recognition of the related revenue is deferred until such future period or creditable obligation lapses. Royalties and other license fees are recorded net of reserves for estimated losses, and are recognized when all revenue recognition criteria have been met. We make judgments as to whether collectability can be reasonably assured based on the licensee’s recent payment history unless significant and persuasive evidence exists that the customer is creditworthy. In the absence of a favorable collection history or significant and persuasive evidence that the customer is creditworthy, we recognizes revenue upon receipt of cash, provided that all other revenue recognition criteria have been met.

We actively police and enforce our intellectual property, and pursue third parties who have under-reported the amount of royalties owed under a license agreement or who utilize its intellectual property without a license. As a result of these activities, from time to time, the Company may recognize royalty revenues that relate to infringements or under-reporting that occurred in prior periods. These royalty recoveries may cause revenues to be higher than expected during a particular reporting period and may not occur in subsequent periods. Differences between amounts initially recognized and amounts subsequently audited or reported as an adjustment to those amounts due from licensees, will be recognized in the period such adjustment is determined or contracted, as appropriate.

Licensing revenue is recognized gross of withholding taxes that are remitted by our licensees directly to their local tax authorities. For the years ended December 31, 2015, 2014 and 2013, withholding taxes were $3.8 million, $0 and $0, respectively.

(f)
eCommerce revenues are earned through providing customers with ticketing and retail merchandising web solutions.  eCommerce revenues are recorded on a net basis when the service has been provided.  We record as revenue the portion of the fees we are entitled to as opposed to the amount billed for tickets or retail merchandise sold.

(g)
Advertising revenues are earned through the insertion of advertising impressions on websites and in streaming video at a cost per thousand impressions.  Advertising revenue is recognized based on the number of impressions displayed, or served, during the period.  Deferred revenue for advertising represents the timing difference between collection of advertising revenue and when the advertisements are served, which is typically between thirty and ninety days.   Advertising revenues are recorded on a gross basis, whereby the total amount billed to the advertiser is recorded as revenue and the share of revenue to our customer is recorded as a cost of revenue.

(h)	Support revenues are earned for providing customer support to our customers’ end users. Support fees are recognized evenly over the service period.

(i)
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

Goodwill

Goodwill is not amortized but is subject to an annual impairment test at the reporting unit level and between annual tests if changes in circumstances indicate a potential impairment. We perform this annual goodwill impairment test as of October 1 of each calendar year. Goodwill impairment is assessed based on a comparison of the fair value of each reporting unit to the underlying carrying value of the reporting unit's net assets, including goodwill. If the carrying value of the reporting unit exceeds its fair value, we perform the second step of the goodwill impairment test to determine the amount of the impairment loss. The second step of the impairment test involves comparing the implied fair value of the reporting unit's goodwill with its carrying amount to measure the amount of impairment loss, if any. Our impairment test is based on its single operating segment and reporting unit structure. For the years ended December 31, 2015, 2014 and 2013, there was no impairment loss.

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

We operate in a number of countries worldwide.  Our income tax liability is therefore a consolidation of our tax liabilities in various locations.  Our tax rate is affected by the profitability of our operations in various locations, the tax rates and taxation systems of the countries in which we operate, our tax policies and the impact of certain tax planning strategies which have been implemented.

To determine our worldwide tax liability, we make estimates of possible tax liabilities.  Tax filings, positions and strategies are subject to review under local or international tax audit and the outcomes of such reviews are uncertain.  In addition, these audits generally take place years after the period in which the tax provision in question was determined and it may take a substantial amount of time before the final outcome of any audit is known.  Future tax audits could result in income tax liabilities that differ materially from the amounts recorded in our financial statements.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  During the fourth quarter of 2015, we concluded that it was more likely than not that we would be able to realize the benefit of our federal and some state-related tax assets in the future. We based this conclusion on historical and projected operating performance, as well as our expectation that operations will generate sufficient taxable income in future periods to realize the tax benefits associated with the deferred tax assets. As a result, we reduced the valuation allowance on a portion of our net deferred tax assets at December 31, 2015.  The Company will continue to assess the need for a valuation allowance on the deferred tax asset by evaluating both positive and negative evidence that may exist.  Any adjustment to the net deferred tax asset valuation allowance would be recorded in the income statement for the period that the adjustment is determined to be required.

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

In April 2015, the FASB issued an Accounting Standards Update which requires that debt issuance costs be presented in the balance sheet as a direct reduction to the carrying amount of the associated debt liability, consistent with debt discounts. Currently debt issuance costs are recognized as an asset. The ASU is effective for us in the first quarter of 2016 and is required to be applied retrospectively. Early adoption is permitted. We do not expect the adoption of this standard to have a material impact on its results of operations, financial position, and cash flows.

In September 2015, the Financial Accounting Standards Board issued Accounting Standards Update 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”), which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined.  ASU 2015-16 is effective for periods beginning after December 15, 2015, including interim periods within those fiscal years. The new guidance must be applied prospectively to adjustments to provisional amounts that occur after the effective date of the ASU, with early adoption permitted. We are currently evaluating the effect that the new guidance will have on its financial statements and related disclosures.

In November 2015, the FASB issued ASU 2015-17, "Income Taxes" (ASU 2015-17), which requires that deferred tax liabilities and assets be classified as non-current in a classified statement of financial position. The amendments in this Update apply to all entities that present a classified statement of financial position.  The current requirement that deferred tax liabilities and assets of a tax- paying component of an entity be offset and presented as a single amount is not affected by the amendments.  For public business entities, the amendments are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods.  Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period.  The amendments may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented.  If an entity applies the guidance prospectively, the entity should disclose in the first interim and first annual period of change, the nature of and reason for the change in accounting principle and a statement that prior periods were not retrospectively adjusted.  If an entity applies the guidance retrospectively, the entity should disclose in the first interim and first annual period of change the nature of and reason for the change in accounting principle and quantitative information about the effects of the accounting change on prior periods.  We have decided to adopt this guidance on a prospective basis effective October 1, 2015.

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2016-02, Leases, which is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018 with early adoption permitted.  Under Accounting Standards Update 2016-02, lessees will be required to recognize for all leases at the commencement date a lease liability, which is a lessee’s obligation to make lease payments arising from a lease measured on a discounted basis, and a right-to-use asset, which is an asset that represents the lessee’s right to use or control the use of a specified asset for the lease term.  We are currently evaluating the effect that the new guidance will have on its financial statements and related disclosures.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

           We are exposed to market risk for the effect of foreign currency fluctuations, interest rate changes, and credit risk with respect to our customers. Information relating to quantitative and qualitative disclosures about market risk is set forth below and in Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Foreign exchange risk

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

For the year ended December 31, 2015, a 10% weaker U.S. dollar against the currencies of all foreign countries in which we had operations during the quarter would have increased our revenue by $1.0 million and decreased our pre-tax operating profit by $1.0 million. For the year ended December 31, 2014, a 10% weaker U.S. dollar against the currencies of all foreign countries in which we had operations during the quarter would have increased our revenue by $0.6 million and decreased our pre-tax operating profit by $0.2 million. A 10% stronger U.S. dollar would have resulted in proportionate decreases to our revenue and increases to our pre-tax operating profit for the years ended December 31, 2014 and 2015.

On average across our mix of international businesses, foreign currencies at December 31, 2015 were weaker against the U.S. dollar than the average foreign exchange rates that prevailed across the full year 2015. As a result, if foreign exchange rates had remained unchanged throughout 2015, the foreign exchange translation would have reduced growth as reported in U.S. dollars. As foreign exchange rates change daily, there can be no assurance that foreign exchange rates will remain constant throughout 2016, and rates could go either higher or lower.

Interest rate risk

We are exposed to interest rate risk on our invested cash and cash equivalents. The interest rates on these instruments are based on bank rates and therefore are subject to change with the market. We do not use derivative financial instruments to reduce our interest rate risk.

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

Financial statements are attached hereto beginning with page F-1.  The following tables set forth selected unaudited quarterly statements of operations data for the last eight quarters. The financial information presented for the interim periods has been prepared on the same basis as the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K  and, in the opinion of management, includes all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the results of operations for such periods. This data should be read in conjunction with the audited consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. These quarterly operating results are not necessarily indicative of our operating results to be expected for any future period.

(in thousands, except per share data)

	Three months ended,
	Q1 2014	Q2 2014	Q3 2014	Q4 2014	Q1 2015	Q2 2015	Q3 2015	Q4 2015

Revenue	$13,470	$13,409	$12,177	$16,464	$21,675	$22,684	$21,901	$27,784

Costs and expenses
Cost of revenue, exclusive of depreciation and amortization shown separately below	3,511	3,536	2,813	4,037	4,326	4,215	3,863	5,371
Selling, general and administrative, including stock-based compensation	6,354	6,424	6,330	7,965	9,906	11,390	11,151	13,225
Research and development	1,973	2,187	2,104	2,117	5,316	7,480	6,588	5,528
Depreciation and amortization	686	710	680	545	1,527	2,061	2,045	1,911
	12,524	12,857	11,927	14,664	21,075	25,146	23,647	26,035
Operating income (loss)	946	552	250	1,800	600	(2,462)	(1,746)	1,748
Other income (expense)	378	14	(29)	(73)	(223)	443	(133)	(158)
Net and comprehensive income (loss) before income taxes	1,324	566	221	1,727	377	(2,019)	(1,879)	1,590
Income tax benefit (expense)	(255)	62	28	(106)	(886)	(1,203)	(1,241)	31,176
Net and comprehensive income (loss)	$1,069	$628	$249	$1,621	$(509)	$(3,222)	$(3,120)	$32,767

Net income (loss) per weighted average number of shares of common stock outstanding:

Basic	$0.01	$0.00	$0.00	$0.01	$0.00	$(0.01)	$(0.01)	$0.13

Diluted	$0.01	$0.00	$0.00	$0.01	$0.00	$(0.01)	$(0.01)	$0.12

ITEM 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

Disclosure Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act.  This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to the company’s management as appropriate to allow timely decisions regarding required disclosure.

Our Chief Executive Officer and Chief Financial Officer, with the assistance of other members of our management, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2015.  Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) were effective as of December 31, 2015.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate “internal control over financial reporting” (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)).  Management evaluates the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission Internal Control - Integrated Framework (2013).  Our Chief Executive Officer and Chief Financial Officer, with the assistance of other members of our management, assessed the effectiveness of our internal control over financial reporting as of December 31, 2015.  In making its assessment of changes in internal controls over financial reporting as of December 31, 2015, they excluded the DivX Corporation operation because these operations were acquired in a business combination on January 30, 2015.  The operations represent approximately $62 million of our total assets at December 31, 2015 and approximately $28 million of our total revenues and approximately $8 million of our net loss for the year ended December 31, 2015.  Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that our internal control over financial reporting was effective as of December 31, 2015.

Our independent registered public accounting firm, EisnerAmper LLP, has audited the Company’s consolidated financial statements and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015.  Their reports appear on pages F-2 and F-3 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended December 31, 2015, no change in our internal control over financial reporting has been identified that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Controls

Our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives as specified above. Management does not expect, however, that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and fraud.  Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The information required by this item regarding executive officers is incorporated herein by reference to the section titled “Executive Officers” in Item 1 of this Annual Report on Form 10-K.  The other information required by this item is incorporated herein by reference to the section titled “PROPOSAL 1 – Election of Directors” of the proxy statement for our Annual Meeting of Stockholders scheduled to be held on or about June 2, 2016.  Definitive proxy materials will be filed with the SEC pursuant to Regulation 14A no later than April 29, 2016.

ITEM 11.	Executive Compensation

The information required by this item is incorporated herein by reference to the section titled “STATEMENT OF EXECUTIVE COMPENSATION” of the proxy statement for our Annual Meeting of Stockholders scheduled to be held on or about June 2, 2016.  Definitive proxy materials will be filed with the SEC pursuant to Regulation 14A no later than April 29, 2016.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item related to securities authorized for issuance under our equity compensation plans is incorporated herein by reference to the section titled “Equity Compensation Plan Information” under Item 5 of this Annual Report on Form 10-K.

The information required by this item related to security ownership of certain beneficial owners is incorporated herein by reference to the section titled “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” of the proxy statement for our Annual Meeting of Stockholders scheduled to be held on or about June 2, 2016.  Definitive proxy materials will be filed with the SEC pursuant to Regulation 14A no later than April 29, 2016.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the sections titled “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT – Certain Relationships and Related Transactions” and “CORPORATE GOVERNANCE MATTERS – Independence of Directors” of the proxy statement for our Annual Meeting of Stockholders scheduled to be held on or about June 2, 2016.  Definitive proxy materials will be filed with the SEC pursuant to Regulation 14A no later than April 29, 2016.

ITEM 14.	Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to the section titled “PROPOSAL 2 – RATIFICATION OF THE APPOINTMENT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS – Services and Fees of Independent Registered Public Accountants” of the proxy statement for our Annual Meeting of Stockholders scheduled to be held on or about June 2, 2016.  Definitive proxy materials will be filed with the SEC pursuant to Regulation 14A no later than April 29, 2016.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules

(a)	(1)	Financial Statements
		Consolidated Balance Sheets
		Consolidated Statements of Operations and Comprehensive Income (Loss)
		Consolidated Statements of Stockholders’ Equity
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
Fourth Amended and Restated Stock Option Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 12, 2013)

10.2 #
Amended and Restated Directors’ Compensation Plan, as amended (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 5, 2012)

10.3 #	Employee Share Purchase Plan (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form 10, filed April 9, 2009)

10.4
Contract for Services, dated as of June 1, 2008, between KyLin TV, Inc. and NeuLion, Inc. (portions of this exhibit have been omitted pursuant to a request for confidential treatment on file with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed August 3, 2012)

10.5
License Agreement, dated as of June 1, 2006, between NeuLion, Inc. and ABS-CBN Global Limited (portions of this exhibit have been omitted pursuant to a request for confidential treatment on file with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.22 to Amendment No. 3 to the Company’s Registration Statement on Form 10, filed June 23, 2009)

10.6
Digital Media and Technology Agreement, effective as of October 1, 2010, between NHL Interactive CyberEnterprises, LLC and NeuLion, Inc. (portions of this exhibit have been omitted pursuant to a request for confidential treatment on file with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.1  to the Company’s Current Report on Form 8-K, filed July 21, 2011)

10.7
Amendment 3 to Digital Media and Technology Agreement, effective as of October 20, 2015, by NHL Interactive CyberEnterprises, LLC and NeuLion, Inc. (portions of this exhibit have been omitted pursuant to a request for confidential treatment on file with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.1  to the Company’s Current Report on Form 8-K, filed January 4, 2016)

10.8#	Amended and Restated NeuLion, Inc. 2012 Omnibus Securities and Incentive Plan (incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A filed April 27, 2015)

10.9
Amendment 1 to Contract for Services dated as of July 13, 2012, by and between NeuLion, Inc. and KyLin TV, Inc. (portions of this exhibit have been omitted pursuant to a request for confidential treatment on file with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed October 10, 2012)

10.10
Conversion and Settlement Agreement, dated as of November 19, 2015, by and between NeuLion, Inc., JK&B Capital V, L.P., JK&B Capital V Special Opportunity Fund, L.P. and The Gabriel A. Battista Revocable Trust Under a Trust Declaration dated August 22, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed November 19, 2015)

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

NEULION, INC.

March 3, 2016	By:	/s/ Kanaan Jemili
		Name:	Kanaan Jemili
		Title:	Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Charles B. Wang	Chairman of the Board and Director	March 3, 2016
Charles B. Wang

/s/ Nancy Li	Executive Vice Chairman and Director	March 3, 2016
Nancy Li

/s/ Kanaan Jemili	Chief Executive Officer	March 3, 2016
Kanaan Jemili	(Principal Executive Officer)

/s/ Arthur J. McCarthy	Chief Financial Officer	March 3, 2016
Arthur J. McCarthy	(Principal Financial and Accounting Officer)

/s/ Roy E. Reichbach	General Counsel, Corporate Secretary	March 3, 2016
Roy E. Reichbach	and Director

/s/ Gabriel A. Battista	Director	March 3, 2016
Gabriel A. Battista

/s/ Robert E. Bostrom	Director	March 3, 2016
Robert E. Bostrom

/s/ John A. Coelho	Director	March 3, 2016
John A. Coelho

/s/ James R. Hale	Director	March 3, 2016
James R. Hale

/s/ Shirley Strum Kenny	Director	March 3, 2016
Shirley Strum Kenny

	Director	March _, 2016
David Kronfeld

NeuLion, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
NeuLion, Inc.

We have audited the accompanying consolidated balance sheets of NeuLion, Inc. (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015.  The financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NeuLion, Inc. as of December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), NeuLion, Inc.'s internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 2, 2016 expressed an unqualified opinion thereon.

/s/ EisnerAmper LLP

New York, New York
March 2, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
NeuLion, Inc.

We have audited NeuLion, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

As indicated in Management’s Annual Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at DivX Corporation, which was acquired January 30, 2015 and whose financial statements constitute approximately $62 million of total assets, $28 million of total revenues and $8 million of net loss of the consolidated financial statement amounts as of and for the year ended December 31, 2015. Accordingly, our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of DivX Corporation.

In our opinion, NeuLion, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control - Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of NeuLion, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated March 2, 2016 expressed an unqualified opinion thereon.

/s/ EisnerAmper LLP

New York, New York
March 2, 2016

NEULION, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(Expressed in U.S. dollars)

	As of December 31,
	2015	2014

ASSETS
Current
Cash and cash equivalents	$53,413	$25,898
Accounts receivable, net	12,967	8,056
Other receivables	604	603
Inventory	199	304
Prepaid expenses and deposits	2,928	1,315
Due from related parties	304	111
Total current assets	70,415	36,287
Property, plant and equipment, net	6,585	3,830
Intangible assets, net	23,627	406
Goodwill	11,496	11,327
Deferred tax assets	30,614	-
Other assets	1,413	88
Total assets	$144,150	$51,938

LIABILITIES AND EQUITY
Current
Accounts payable	$10,006	$14,362
Accrued liabilities	10,230	5,248
Due to related parties	18	-
Deferred revenue	11,570	9,602
Total current liabilities	31,824	29,212
Long-term deferred revenue	1,067	1,019
Deferred rent liabilities	1,649	-
Deferred tax liabilities	1,425	1,451
Other long-term liabilities	127	202
Total liabilities	36,092	31,884

Redeemable preferred stock, net (par value: $0.01; authorized: 50,000,000; issued and outstanding:
2015: 0 and 2014: 28,089,083)
Class 3 Preference Shares (par value: $0.01; authorized, issued and outstanding: 2015: 0 and 2014: 17,176,818	-	10,000
Class 4 Preference Shares (par value: $0.01; authorized, issued and outstanding: 2015: 0 and 2014: 10,912,265	-	4,955
Total redeemable preferred stock	-	14,955

Stockholders' equity
Common stock (par value: $0.01; shares authorized: 300,000,000; shares issued and outstanding:
2015: 280,903,667 and 2014: 178,210,006)	2,809	1,782
Additional paid-in capital	167,705	87,631
Promissory notes receivable	(209)	(209)
Accumulated deficit	(62,247)	(84,105)
Total stockholders’ equity	108,058	5,099
Total liabilities and stockholders’ equity	$144,150	$51,938

See accompanying notes

NEULION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
(in thousands, except share and per share data)
(Expressed in U.S. dollars)

	Year ended December 31,
	2015	2014	2013

Revenue	$94,043	$55,520	$47,107

Costs and expenses
Cost of revenue, exclusive of depreciation and amortization shown separately below	17,775	13,897	13,279
Selling, general and administrative, including stock-based compensation	45,672	27,073	24,290
Research and development	24,912	8,381	7,423
Depreciation and amortization	7,544	2,621	3,755
	95,903	51,972	48,747
Operating income (loss)	(1,860)	3,548	(1,640)

Other income (expense)
Loss on foreign exchange	(818)	(138)	(125)
Investment income, net	363	428	(2)
Interest on convertible note, including amortization of debt discount	(123)	-	(234)
Gain on conversion of convertible note and revaluation of related derivative, net	507	-	-
	(71)	290	(361)
Net and comprehensive income (loss) before income taxes	(1,931)	3,838	(2,001)
Income tax benefit (expense)	27,847	(271)	(277)
Net and comprehensive income (loss)	$25,916	$3,567	$(2,278)

Net income (loss) per weighted average number of shares
of common stock outstanding - basic	$0.11	$0.01	$(0.01)

Weighted average number of shares
of common stock outstanding - basic	233,489,798	174,645,803	166,663,448

Net income (loss) per weighted average number of shares
of common stock outstanding - diluted	$0.11	$0.01	$(0.01)

Weighted average number of shares
of common stock outstanding - diluted	245,346,681	214,711,362	166,663,448

See accompanying note

NEULION, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share data)
(Expressed in U.S. dollars)

	Common stock		Additional	Promissory	Accumulated	Total
	Shares	Amount	paid-in capital	notes	deficit	equity
Balance, December 31, 2012	164,207,147	$1,642	$83,138	$(209)	$(85,394)	$(823)

Accretion of issuance costs
on Class 4 Preference Shares	-	-	(30)	-	-	(30)
Conversion of convertible note	2,841,600	28	540	-	-	568
Exercise of broker warrants	8,000	1	2	-	-	3
Exercise of subscriber warrants	1,044,427	10	(11)	-	-	(1)
Exercise of stock options	929,920	9	345	-	-	354
Stock-based compensation:
Issuance of common stock
under Directors’
Compensation Plan	295,244	3	140	-	-	143
Issuance of unrestricted stock
under 2012 Omnibus Securities
and Incentive Plan	1,000,000	10	444	-	-	454
Stock options, warrants
and other compensation	-	-	870	-	-	870
Net loss	-	-	-	-	(2,278)	(2,278)
Balance, December 31, 2013	170,326,338	1,703	85,438	(209)	(87,672)	(740)

Accretion of issuance costs
on Class 4 Preference Shares	-	-	(30)	-	-	(30)
Exercise of broker warrants	627,063	6	125	-	-	131
Exercise of subscriber warrants	5,241,544	52	(52)	-	-	-
Exercise of stock options	1,858,835	19	714	-	-	733
Stock-based compensation:
Stock options	-	-	1,259	-	-	1,259
Directors compensation	156,226	2	177	-	-	179
Net income	-	-	-	-	3,567	3,567
Balance, December 31, 2014	178,210,006	1,782	87,631	(209)	(84,105)	5,099

Acquisition of DivX Corporation	61,731,172	617	57,904	-	-	58,521
Accretion of issuance costs
on Class 4 Preference Shares	-	-	(46)	-	-	(46)
Conversion of Preference Shares	28,089,083	281	14,719	-	-	15,000
Dividend on Preference Shares	8,176,210	82	3,976	-	(4,058)	-
Exercise of broker units	88,064	1	18	-	-	19
Exercise of broker warrants	228,749	2	(2)	-	-	-
Exercise of subscriber warrants	1,694,768	17	(17)	-	-	-
Exercise of stock options	2,395,040	24	823	-	-	847
Stock-based compensation:
Stock options	-	-	1,519	-	-	1,519
Restricted stock	-	-	985	-	-	985
Directors compensation	290,575	3	195	-	-	198
Net income	-	-	-	-	25,916	25,916
Balance, December 31, 2015	280,903,667	$2,809	$167,705	$(209)	$(62,247)	$108,058

See accompanying notes

NEULION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Expressed in U.S. dollars)

	Year ended December 31,
	2015	2014	2013
OPERATING ACTIVITIES

Net income (loss)	$25,916	$3,567	$(2,278)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	7,544	2,621	3,755
Stock-based compensation	2,702	1,438	1,417
Amortization of debt discount	123	-	234
Gain on revaluation of convertible note derivative	(507)	-	-
Income tax (benefit) expense	(32,402)	271	269

Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	18,851	(2,767)	(1,095)
Income tax receivable	4,318	-	-
Other receivables	246	(238)	(16)
Inventory	105	177	(64)
Prepaid expenses, deposits and other assets	(1,262)	(185)	129
Due from related parties	(193)	133	656
Accounts payable	(5,191)	1,360	3,189
Accrued liabilities	(587)	(91)	635
Deferred revenue	(984)	1,038	2,733
Deferred rent liability	(263)	-	-
Long-term liabilities	(75)	(68)	(87)
Due to related parties	18	(17)	4
Cash provided by operating activities	18,359	7,239	9,481

INVESTING ACTIVITIES
Cash acquired from acquisition of DivX Corporation	9,718	-	-
Purchase of property, plant and equipment	(1,428)	(1,850)	(1,301)
Cash provided by (used in) investing activities	8,290	(1,850)	(1,301)

FINANCING ACTIVITIES
Proceeds from exercise of stock options	847	733	354
Proceeds from exercise of broker units	19	132	2
Cash provided by financing activities	866	865	356

Net increase in cash and cash equivalents, during the year	27,515	6,254	8,536
Cash and cash equivalents, beginning of year	25,898	19,644	11,108
Cash and cash equivalents, end of year	$53,413	$25,898	$19,644

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$3,961	$-	$-

Supplemental disclosure of non-cash activities:
Par value of shares of common stock issued upon exercise of cashless warrants	$19	$52	$10

Accretion of issuance costs on Class 4 Preference Shares	$46	$30	$30

Issuance of shares of common stock upon acquisition of DivX Corporation	$58,521	$-	$-

Issuance of shares of common stock upon conversion of Preference Shares	$15,000	$-	$-

Issuance of shares of common stock upon declaration of dividend on Preference Shares	$4,058	$-	$-

See accompanying notes

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
December 31, 2015 and 2014
(in thousands, except share and per share data)

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

2. Basis of Presentation and Significant Accounting Policies

The accompanying consolidated financial statements reflect the accounts of the Company and all of its wholly-owned and majority-owned subsidiaries and have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”).  As at December 31, 2015, the Company had an 11.8% equity interest in KyLin TV (2014 – 11.8%).  This investment is accounted for using the equity method of accounting.  All significant intercompany balances and transactions have been eliminated.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.  Significant estimates made by management include the determination of the useful lives of long-lived assets, impairment of intangible assets and goodwill, assumptions used in stock-based compensation and the allowance for doubtful accounts.  On an ongoing basis, management reviews its estimates to ensure they appropriately reflect changes in the Company's business and new information as it becomes available. If historical experience and other factors used by management to make these estimates do not reasonably reflect future actual results, the Company's consolidated financial position and results of operations could be materially impacted.

Revenue recognition

The Company recognizes revenue when four revenue recognition criteria have been met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller’s price to the buyer is fixed or determinable; and collectability is reasonably assured. Revenue from multiple-element arrangements is allocated among separate elements based on their estimated sales prices, provided the elements have value on a stand-alone basis, there is objective and reliable evidence of sales price, the arrangement does not include a general right of return relative to the delivered item and delivery or performance of the undelivered item(s) is considered probable and substantially in the Company’s control.  The maximum revenue recognized on a delivered element is limited to the amount that is not contingent upon the delivery of additional items.

The Company earns revenue as follows:

(a)
Setup fees are charged to customers for design, setup and implementation services.  Setup fees are deferred at the beginning of the service period and recognized over the term of the arrangement, which is generally three to five years.

(b)
Annual and/or monthly fees are charged to customers for ongoing hosting, support and maintenance.  Annual and/or monthly fees are deferred at the beginning of the service period and recognized evenly over the service period.

(c)
Subscription revenue consists of recurring revenue based on the number of subscribers. The subscriber revenue is typically generated on a monthly, quarterly or annual basis and can be a fixed fee per user, a variable fee per user or a variable fee based on a percentage of the subscription price. The Company defers the appropriate portion of cash received for the services that have not yet been rendered and recognizes the revenue over the term of the subscription, which is generally between 30 days and one year. Pay-per-view revenues are deferred and recognized in the period when the content is viewed. Subscription revenues are recorded on either a gross or net basis depending on the transaction arrangement with the customer. Where subscription revenues are recorded on a gross basis, the total amount of the subscription is deferred and recognized over the subscription term and the share of revenue owing to our customer is deferred and recognized as a cost of revenue over the term of the subscription. Where subscription revenues are recorded on a net basis, only the Company’s share of revenue from the subscription is deferred and recognized over the term of the subscription.  Under U.S. GAAP guidance related to reporting revenue gross as a principal versus net as an agent, the indicators used to determine whether an entity is a principal or an agent to a transaction are subject to judgment. When our assessment of the indicators leads us to conclude that we are the principal in the subscription transaction, revenue is recorded on a gross basis, the total amount of the subscription is deferred and recognized over the subscription term. When our assessment of the indicators leads us to conclude that we are the agent in the subscription transaction, only the Company’s share of revenue from the subscription is deferred and recognized over the term of the subscription.

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
December 31, 2015 and 2014
(in thousands, except share and per share data)

(d)	Usage fees are charged to customers for bandwidth and storage. Usage fees are billed on a monthly or quarterly basis and are recognized as the service is being provided.

(e)
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

The Company actively polices and enforces its intellectual property, and pursues third parties who have under-reported the amount of royalties owed under a license agreement or who utilize its intellectual property without a license. As a result of these activities, from time to time, the Company may recognize royalty revenues that relate to infringements or under-reporting that occurred in prior periods. These royalty recoveries may cause revenues to be higher than expected during a particular reporting period and may not occur in subsequent periods. Differences between amounts initially recognized and amounts subsequently audited or reported as an adjustment to those amounts due from licensees, will be recognized in the period such adjustment is determined or contracted, as appropriate.

Licensing revenue is recognized gross of withholding taxes that are remitted by the Company's licensees directly to their local tax authorities. For the years ended December 31, 2015, 2014 and 2013 withholding taxes were $3,754, $0 and $0 respectively.

(f)
eCommerce revenues are earned through providing customers with ticketing and retail merchandising web solutions.  eCommerce revenues are recorded on a net basis when the service has been provided.  The Company records as revenue the portion of the fees to which it is entitled as opposed to the amount billed for tickets or retail merchandise sold.

(g)
Advertising revenues are earned through the insertion of advertising impressions on websites and in streaming video at a cost per thousand impressions.  Advertising revenue is recognized based on the number of impressions displayed (“served”) during the period.  Deferred revenue for advertising represents the timing difference between collection of advertising revenue and when the advertisements are served, which is typically between 30 and 90 days.   Advertising revenues are recorded on a gross basis, whereby the total amount billed to the advertiser is recorded as revenue and the share of revenue to our customer is recorded as a cost of revenue.

(h)	Support revenues are earned for providing customer support to our customers’ end users. Support fees are recognized evenly over the service period.

(i)
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
December 31, 2015 and 2014
(in thousands, except share and per share data)

Cash and cash equivalents

Cash and cash equivalents consist of cash and short-term investments, such as money market funds, that have original maturities of less than three months.

Accounts receivable

Accounts receivable are carried at original invoice amount.  The Company maintains a provision for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectability of specific customer accounts: customer credit-worthiness; past transaction history with the customer; current economic industry trends; and changes in customer payment terms. If the financial conditions of the Company's customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required.  As of December 31, 2015 and 2014, the allowance for doubtful accounts was $688 and $221, respectively.

Inventory

Inventory consists of set-top boxes, which are finished goods.  Inventories are recorded at the lower of cost and net realizable value. Cost is accounted for on a first-in, first-out basis. The Company evaluates its ending inventories for estimated excess quantities and obsolescence. This evaluation includes analyses of sales levels and projections of future demand within specific time horizons. Inventories in excess of future demand are reserved. In addition, the Company assesses the impact of changing technology and market conditions on its inventory-on-hand and writes off inventories that are considered obsolete.

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

The Company reviews the carrying value of property, plant and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. If these future undiscounted cash flows are less than the carrying value of the asset, then the carrying amount of the asset is written down to its fair value, based on the related estimated discounted future cash flows. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property, plant and equipment are used and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, no impairment was recorded for the years ended December 31, 2015, 2014 and 2013.

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

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
December 31, 2015 and 2014
(in thousands, except share and per share data)

Customer relationships	5-7 years
Developed technology	5 years
Trademarks	7 years

The Company reviews the carrying value of its definite lived intangible assets for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. If these future undiscounted cash flows are less than the carrying value of the asset, then the carrying amount of the asset is written down to its fair value, based on the related estimated discounted future cash flows. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the intangible assets are used and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, no impairment was recorded for the years ended December 31, 2015, 2014 and 2013.

Goodwill

Goodwill represents the excess, at the date of acquisition, of the cost of an acquired business over the fair value of the identifiable assets acquired and liabilities assumed. Goodwill is not amortized but is subject to an annual impairment test at the reporting unit level and between annual tests if changes in circumstances indicate a potential impairment.  The Company performs an annual goodwill impairment test as of October 1 of each calendar year.  Goodwill impairment is assessed based on a comparison of the fair value of each reporting unit to the underlying carrying value of the reporting unit’s net assets, including goodwill. If the carrying value of the reporting unit exceeds its fair value, the Company performs the second step of the goodwill impairment test to determine the amount of the impairment loss. The second step of the impairment test involves comparing the implied fair value of the reporting unit's goodwill with its carrying amount to measure the amount of impairment loss, if any. The Company’s impairment test is based on its single operating segment and reporting unit structure.  For the years ended December 31, 2015, 2014 and 2013, there was no impairment loss.

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
December 31, 2015 and 2014
(in thousands, except share and per share data)

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  During the fourth quarter of 2015, the Company concluded that it was more likely than not that it would be able to realize the benefit of its federal and some state-related deferred tax assets in the future. The Company based this conclusion on historical and projected operating performance, as well as its expectation that operations will generate sufficient taxable income in future periods to realize the tax benefits associated with the deferred tax assets. As a result, the Company reduced the valuation allowance on a portion of its net deferred tax assets at December 31, 2015.  The Company will continue to assess the need for a valuation allowance on the deferred tax assets by evaluating both positive and negative evidence that may exist.  Any adjustment to the net deferred tax asset valuation allowance would be recorded in the income statement for the period that the adjustment is determined to be required.

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

Advertising

Advertising costs are expensed as incurred and totaled $1,303, $430 and $325 for the years ended December 31, 2015, 2014 and 2013, respectively, and are included in selling, general and administrative expenses on the consolidated statements of operations and comprehensive loss.

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
December 31, 2015 and 2014
(in thousands, except share and per share data)

Restricted stock awards give the holder the right to one share of common stock for each vested share of restricted stock.  Stock-based compensation expense is recorded based on the market value of the common stock on the grant date and recognized over the vesting period of these awards.

Deferred rent

Rent expense on non-cancellable leases containing known future scheduled rent increases is recorded on a straight-line basis over the terms of the respective leases. The difference between rent expense and rent paid is accounted for as deferred rent. Landlord construction allowances and other such lease incentives are recorded as deferred rent and are amortized on a straight-line basis as reductions to rent expense.

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance on revenue recognition. This guidance provided that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance also required more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. This guidance was to be effective for interim and annual reporting periods beginning after December 15, 2016 and was required to be applied retrospectively or modified retrospectively. Early adoption was not permitted.  On July 9, 2015, the FASB agreed to delay the effective date by one year. In accordance with the agreed upon delay, the new standard is effective for the Company beginning in the first quarter of 2018. Early adoption is now permitted, but not before the original effective date of the standard. The new standard is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application.  The Company is currently evaluating the impact of this guidance on its operations and therefore have not yet determined the impact the adoption of this guidance will have on its financial position, results of operations or cash flows.

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

In November 2015, the FASB issued ASU 2015-17, “Income Taxes” (ASU 2015-17), which requires that deferred tax liabilities and assets be classified as non-current in a classified statement of financial position. The amendments in this Update apply to all entities that present a classified statement of financial position.  The current requirement that deferred tax liabilities and assets of a tax- paying component of an entity be offset and presented as a single amount is not affected by the amendments.  For public business entities, the amendments are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods.  Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period.  The amendments may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented.  If an entity applies the guidance prospectively, the entity should disclose in the first interim and first annual period of change, the nature of and reason for the change in accounting principle and a statement that prior periods were not retrospectively adjusted.  If an entity applies the guidance retrospectively, the entity should disclose in the first interim and first annual period of change the nature of and reason for the change in accounting principle and quantitative information about the effects of the accounting change on prior periods.  The Company has decided to adopt this guidance on a prospective basis effective October 1, 2015.

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2016-02, Leases, which is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018 with early adoption permitted. Under Accounting Standards Update 2016-02, lessees will be required to recognize for all leases at the commencement date a lease liability, which is a lessee’s obligation to make lease payments arising from a lease measured on a discounted basis, and a right-to-use asset, which is an asset that represents the lessee’s right to use or control the use of a specified asset for the lease term. The Company is currently evaluating the effect that the new guidance will have on its financial statements and related disclosures.

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
December 31, 2015 and 2014
(in thousands, except share and per share data)

3. Business Combination

On January 30, 2015, the Company completed the acquisition of 100% of the outstanding securities of DivX Corporation (“DivX”) for total consideration of $59,018.  The Company also assumed an earn-out liability based on the achievement of certain revenue milestones over the three-year period following March 31, 2014. On January 30, 2015, management valued the earn-out liability at zero due to the historical performance and forecast of DivX.  On closing, the Company issued 35,890,216 shares of common stock of the Company valued at $31,905 on the issuance date and a $27,000 two-year convertible promissory note (the “Note”).  At the Company’s Annual Meeting of Stockholders on June 4, 2015, the Company’s stockholders approved the conversion of the Note. Upon such approval, the Note principal of $27,000 automatically converted into 25,840,956 shares of common stock.

The acquisition was accounted for using the purchase method of accounting in accordance with Accounting Standards Codification 805 — Business Combinations.  Accordingly, the results of operations of DivX have been included in the accompanying consolidated financial statements since the date of the acquisition. The purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed based upon the respective estimates of fair value as of the date of the acquisition and are based on assumptions that the Company’s management believes are reasonable given the information currently available.

The process for estimating the fair values of identifiable intangible assets and certain tangible assets requires the use of significant estimates and assumptions, including estimating future cash flows and developing appropriate discount rates.

The Company incurred approximately $360, $806 and $0, of acquisition-related expenses during the years ended December 31, 2015, 2014 and 2013, respectively that are included in selling, general and administrative expenses, in the consolidated statements of operations and comprehensive income.

The total purchase price for DivX has been allocated as follows:

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

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
December 31, 2015 and 2014
(in thousands, except share and per share data)

The following are the identifiable intangible assets acquired and their respective useful lives, as determined based on valuations:

		Useful Life
	Amount	(years)
Developed technology	$14,400	5
Customer relationships	9,400	5
Trademarks	4,700	7
	$28,500

The fair value of the intangible assets has been estimated using the income approach in which the after-tax cash flows are discounted to present value. The cash flows are based on estimates used to price the transaction, and the discount rates applied were benchmarked with reference to the implied rate of return from the transaction model as well as the weighted-average cost of capital.

The estimated amortization expense for each of the five succeeding years is as follows:

2016	$5,431
2017	5,431
2018	5,431
2019	5,431
Thereafter	1,798
$23,522

Contracts Receivable

The purchase price allocation includes estimated contracts receivable of $16,668, which are attributable to an adjustment to record the fair value of assumed contractual payments due to DivX for which no additional obligation exists in order to receive such payments.  These contractual payments are for fixed multi-year site licenses and guaranteed minimum-royalty licenses.

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

The fair value of the remaining payments due under the applicable contracts is estimated by calculating the discounted cash flows associated with such future billings. Although the Company has not recognized revenue as it collects the corresponding site license payments under these pre-acquisition contracts, the Company has recognized interest income at the discount rate of the contract receivable.  Interest income recognized during the year ended December 31, 2015 was $343.

Pro Forma Financial Information

The unaudited financial information in the table below summarizes the combined results of operations of the Company and DivX, on a pro forma basis, as though the Company had acquired DivX on January 1, 2015 and 2014.  The pro forma information for all periods presented also includes the effects of business combination accounting resulting from the acquisition, including amortization charges from acquired intangibles assets.

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
December 31, 2015 and 2014
(in thousands, except share and per share data)

	Year ended December 31,
	2015	2014
Total revenue	$96,282	$81,751
Net income (loss)	$23,691	$(21,878)
Income (loss) per share – basic and diluted	$0.10	$(0.10)

4. Property, Plant and Equipment

The details of property, plant and equipment and the related accumulated depreciation are set forth below:

	As of December 31, 2015
		Accumulated	Net book
	Cost	depreciation	value

Computer hardware	$15,036	$11,317	$3,719
Computer software	4,721	4,513	208
Vehicles	61	36	25
Furniture and fixtures	839	430	409
Leasehold improvements	2,827	603	2,224
	$23,484	$16,899	$6,585

	As of December 31, 2014
		Accumulated	Net book
	Cost	depreciation	value

Computer hardware	$13,528	$9,885	$3,643
Computer software	4,450	4,428	22
Vehicles	58	58	0
Furniture and fixtures	384	270	114
Leasehold improvements	171	120	51
	$18,591	$14,761	$3,830

Depreciation expense for the years ended December 31, 2015, 2014 and 2013 was $2,265, $1,378 and $1,390, respectively.

5. Goodwill and Intangible Assets

The net carrying amount of goodwill is set forth below:

Balance – December 31, 2013 and 2014	$11,327
Acquisition of DivX	169
Balance – December 31, 2015	$11,496

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
December 31, 2015 and 2014
(in thousands, except share and per share data)

The details of intangible assets and the related accumulated amortization are set forth below:

	As of December 31, 2015
		Accumulated	Net book
	Cost	amortization	value

Customer relationships	$20,903	$13,121	$7,782
Developed technology	16,000	4,240	11,760
Trademarks	4,995	910	4,085
	$41,898	$18,271	$23,627

	As of December 31, 2014
		Accumulated	Net book
	Cost	amortization	value

Customer relationships	$11,503	$11,337	$166
Developed technology	1,600	1,360	240
Trademarks	295	295	0
	$13,398	$12,992	$406

Amortization expense for the years ended December 31, 2015, 2014 and 2013 was $5,279, $1,244 and $2,365, respectively.  The weighted-average life remaining on these intangible assets is 4.4 years.

Based on the amount of intangible assets subject to amortization, the Company's estimated amortization expense over the next five years and thereafter is as follows:

2016	$5,492
2017	5,477
2018	5,431
2019	5,431
2020	1,068
Thereafter	728
$23,627

6. Economic Dependence and Concentration of Credit Risk

For the year ended December 31, 2015, the National Hockey League (“NHL”) and LG Electronics accounted for 23% of revenues: 12% and 11%, respectively.  For the years ended December 31, 2014 and 2013, the NHL accounted for 18% and 20% of revenues, respectively.  No other customers accounted for more than 10% of revenues in 2015, 2014 and 2013.

As at December 31, 2015, Samsung Companies and Toshiba Companies accounted for 33% of accounts receivable:  19% and 14%, respectively.  As at December 31, 2014, Rogers Media, the NHL and the National Basketball Association (“NBA”) accounted for 53% of accounts receivable:  28%, 13% and 12%, respectively.

As at December 31, 2015, the Ultimate Fighting Championship (“UFC”) and the NBA accounted for 51% of accounts payable: 37% and 14%, respectively.  As at December 31, 2014, the NHL and the UFC accounted for 59% of accounts payable: 49% and 10%, respectively.

As at December 31, 2015, approximately 39% of the Company’s cash and cash equivalents were held in accounts with U.S. banks that received a AA- rating from Standard and Poor’s and an AA1 rating from Moody’s and 26% of the Company’s cash and cash equivalents were held in accounts with a U.S. bank that received a BBB+ rating from Standard and Poor’s and an Baa1 rating from Moody’s.  At December 31, 2014, approximately 83% of the Company’s cash and cash equivalents were held in accounts with a U.S. bank that received a BBB+ rating from Standard and Poor’s and an A3 rating from Moody’s.

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
December 31, 2015 and 2014
(in thousands, except share and per share data)

7. Related Party Transactions

The Company has entered into certain transactions and agreements in the normal course of operations with related parties.  Significant related party transactions are as follows:

KyLinTV

KyLin TV is an IPTV company that is controlled by the Chairman of the Board of Directors of the Company.  On June 1, 2008, the Company entered into an agreement with KyLin TV to build and deliver the setup and back office operations for KyLin TV’s IPTV service.  Effective April 1, 2012, the Company amended its agreement with KyLin TV, such that, in addition to the services previously provided, KyLin TV was appointed the exclusive distributor of the Company’s business to consumer (“B2C”) IPTV interests.  As exclusive distributor, KyLin TV obtains, advertises and markets all of the Company’s B2C content, in accordance with the terms of the amendment.  Accordingly, KyLin TV records the gross revenues from the Company’s B2C content as well as the associated license fees, whereas the Company records revenues in accordance with the revised fee schedule in the amendment.  The Company also provides and charges KyLin TV for administrative and general corporate support.  For each of the periods presented, the amounts charged for these services provided by the Company for the years ended December 31, 2015, 2014 and 2013 were $118, $123 and $254, respectively, and were recorded as a recovery in selling, general and administrative expense.  Additionally, the Company purchased set-top boxes from KyLin TV.  For each of the periods presented, the amounts paid for this equipment for the years ended December 31, 2015, 2014 and 2013 were $0, $46 and $170, respectively.

New York Islanders Hockey Club, L.P. (“New York Islanders”)

The Company provides IT-related professional services and administrative services to the New York Islanders, a professional hockey club that is majority-owned by the Chairman of the Board of Directors of the Company.

Renaissance Property Associates, LLC (“Renaissance”)

The Company provides IT-related professional services to Renaissance, a real estate management company owned by the Chairman of the Board of Directors of the Company.  In June 2009, the Company signed a sublease agreement with Renaissance for office space in Plainview, New York.  The sublease agreement expires in December 2016.  Rent expense paid by the Company to Renaissance of $430, inclusive of taxes and utilities, is included in selling, general and administrative expense for each of the years ended December 31, 2015, 2014 and 2013.

Smile Train, Inc. (“Smile Train”)

The Company provides IT-related professional services to Smile Train, a public charity whose founder and significant benefactor is the Chairman of the Board of Directors of the Company.

The Company recognized revenue from related parties as follows:
	Year ended December 31,
	2015	2014	2013

New York Islanders	$292	$311	$311
Renaissance	120	120	120
Smile Train	96	90	96
KyLinTV	553	847	1,706
	$1,061	$1,368	$2,233

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
December 31, 2015 and 2014
(in thousands, except share and per share data)

The amounts due from (to) related parties are as follows:

	As of December 31,
	2015	2014

New York Islanders	$(18)	$3
Renaissance	-	1
KyLin TV	304	107
	$286	$111

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

The Company’s proportionate share of the equity loss from KyLin TV has been accounted for as a charge on the Company's consolidated statements of operations and comprehensive loss.   Due to KyLin TV’s accumulated losses, the investment was reduced to zero as at December 31, 2008.  No further charges will be recorded as the Company has no obligation to fund the losses of KyLin TV.  If KyLin TV becomes profitable in the future, the Company will resume applying the equity method only after its share of that net income equals the Company’s share of net losses not recognized during the period the equity method was suspended.  From 2008 through 2015, the Company’s share of cumulative losses in KyLin TV that have not been recognized as of December 31, 2015 was $4,360.

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

For the years ended December 31, 2015, 2014 and 2013, the Company made aggregate matching contributions of $912, $485 and $436, respectively.

9. Convertible Note

On January 30, 2015, the Company completed the acquisition of 100% of the outstanding securities of DivX for total consideration of $59,018.  On closing, the Company issued 35,890,216 shares of common stock of the Company valued at $31,905 on the issuance date and a $27,000 two-year convertible promissory Note.  Upon receiving shareholder approval on June 4, 2015, the Note automatically converted into 25,840,956 shares of the Company’s common stock.  The Company recorded a gain of $610 for the year ended December 31, 2015 related to the conversion of the Note.

Accounting for the Note

If certain criteria are met, companies must bifurcate certain embedded features from their host instruments and account for them as free-standing derivative instruments.  The Company evaluated the noteholder’s right to receive a cash payment for any positive intrinsic value in the Company’s stock at the maturity date of the Note and determined that the embedded cash settlement option should be bifurcated.  The Company determined that the fair value of the derivative liability on the acquisition date was $713 and on June 4, 2015 (prior to conversion) was $816, and accordingly recorded a net gain of $507 for the year ended December 31, 2015, on the consolidated statements of operations and comprehensive income (loss) to reflect the change in fair value of the derivative liability immediately prior to conversion and the conversion of the convertible note.  The Company’s determination of the fair value of the derivative liability was based on a 90% probability that the Note would be converted by June 30, 2015.  If that probability was reduced, the fair value of derivative liability would be higher.  The Company recorded $123 of interest expense on the amortization of the debt discount for the year ended December 31, 2015.  Additionally, the Company analyzed the conversion feature and determined that the effective conversion price was higher than the market price at the date of issuance; therefore no beneficial conversion feature was recorded.

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
December 31, 2015 and 2014
(in thousands, except share and per share data)

10.  Redeemable Preferred Stock

On November 19, 2015, the Company executed a Conversion and Settlement Agreement (the “Agreement”) with the holders of its Class 3 and Class 4 Preference Shares (collectively, the “Preference Shares”), whereby these holders agreed to convert their Preference Shares for shares of common stock of the Company on a 1-to-1 basis and for aggregate consideration totaling $4,058.  The consideration of $4,058 was paid in the form of 8,176,210 shares of common stock of the Company (the “Additional Shares”), with the number of shares received calculated based on the five-day volume weighted average price of the Company’s common stock immediately prior to conversion.

The holders of the 17,176,818 issued and outstanding Class 3 Preference Shares received in the aggregate an equal number of shares of the Company’s common stock as well as 5,737,691 Additional Shares as payment for accumulated dividends.  The holders of the 10,912,265 issued and outstanding Class 4 Preference Shares received in the aggregate an equal number of shares of the Company’s common stock as well as 2,438,519 Additional Shares as payment for accumulated dividends.  The Company issued a total of 36,265,293 shares of its common stock.

The holders of the Class 3 Preference Shares were JK&B Capital V Special Opportunities Fund, L.P. (“JK&B Special Opp.”) and JK&B Capital V, L.P. (“JK&B Capital”), both of which are controlled by Company director David Kronfeld, and The Gabriel A. Battista Revocable Trust Under a Trust Declaration dated August 22, 2006, which is controlled by Company director Gabriel A. Battista.  The holders of the Class 4 Preference Shares were JK&B Special Opp. and JK&B Capital. Charles B. Wang, the Chairman of the Board of the Company, has a pecuniary interest of 85% in, but does not exercise control over, JK&B Special Opp. Mr. Wang is married to Nancy Li, the Executive Vice President and a director of the Company.

As a result of the transaction, the Company currently has no Preference Shares issued and outstanding.

11. Stock Option and Stock-Based Compensation Plans

The total stock-based compensation expense included in the Company’s consolidated statement of operations for the years ended December 31, 2015, 2014 and 2013 was $2,702, $1,438 and $1,417, respectively.

(i) 2012 Omnibus Securities and Incentive Plan (the “New Plan”)

The New Plan applies to all grants of distribution equivalent rights, incentive stock options, non-qualified stock options, performance share awards, performance unit awards, restricted stock awards, restricted stock unit awards, stock appreciation rights, tandem stock appreciation rights and unrestricted stock awards (“equity securities”) to directors, officers, employees and consultants of the Company or any entity controlled by the Company.  The exercise price for any new security granted under the New Plan is determined by the closing price of the Company’s common stock on the trading day prior to the grant date.  If the security is granted on a pre-determined basis, the exercise price is determined using the five-day volume weighted average price of the Company's common stock on the Toronto Stock Exchange immediately prior to the date of grant.  In all cases the exercise price may not be less than fair market value.  Securities are exercisable during a period established at the time of their grant provided that such period will expire no later than five years after the date of grant, subject to early termination of the option in the event the holder of the option dies or ceases to be a director, officer or employee of the Company or ceases to provide ongoing management or consulting services to the Company or entity controlled by the Company.  The maximum number of shares of common stock issuable upon exercise of securities granted pursuant to the New Plan is 50,000,000 shares of common stock.

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
December 31, 2015 and 2014
(in thousands, except share and per share data)

[a]  Stock Options

A summary of stock option activity under the New Plan is as follows:

	#	Weighted average
	of options	exercise price
Outstanding, December 31, 2012	415,000	$0.25
Granted	14,253,000	0.44
Forfeited	(475,000)	0.27
Outstanding, December 31, 2013	14,193,000	0.44
Granted	3,979,500	0.95
Exercised	(193,255)	0.43
Forfeited	(714,750)	0.47
Outstanding, December 31, 2014	17,264,495	0.56
Granted	5,283,750	1.01
Exercised	(310,000)	0.51
Forfeited	(749,150)	0.92
Outstanding, December 31, 2015	21,489,095	$0.66

The following table summarizes information regarding stock options granted under the New Plan as at December 31, 2015:

		Weighted average		Aggregate
Exercise	Number	remaining	Number	intrinsic
price	outstanding	contractual life	exercisable	value

$0.39	385,495	7.2	192,748	$57,622
$0.44	11,503,750	7.6	5,751,875	1,144,335
$0.48	900,000	2.6	450,000	53,527
$0.49	60,000	7.5	30,000	2,969
$0.59	57,750	9.9	-	-
$0.94	6,286,500	9.4	822,125	-
$1.02	350,000	9.4	-	-
$1.03	400,000	3.4	100,000	-
$1.16	1,545,600	9.5	-	-
	21,489,095	8.0	7,346,748	$1,258,453

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of fiscal 2015 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2015.  The amount changes based on the fair market value of the Company’s common stock.

For the years ended December 31, 2015, 2014 and 2013, $1,334, $838 and $268, respectively, were recorded for total stock-based compensation expense related to stock options under the New Plan.

The Company estimates the fair value of stock options granted using a Black-Scholes-Merton option pricing model.

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
December 31, 2015 and 2014
(in thousands, except share and per share data)

The assumptions used in determining the fair value of stock options granted are as follows:

	Year ended December 31,
	2015	2014	2013

Weighted average
Exercise price of stock options granted	$1.01	$0.95	$0.44
Fair value of stock options granted	$0.85	$0.64	$0.34
Expected volatility	98%	87%	87%
Risk-free interest rate	1.40%	2.16%	2.23%
Expected life (years)	7	7	7
Dividend yield	0%	0%	0%

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

As at December 31, 2015, there was $8,599 of total unrecognized compensation cost related to non-vested stock options under the New Plan, which is expected to be recognized over a weighted-average period of three years.

[b] Restricted Stock

On May 7, 2015, the Company granted 3,300,000 shares of restricted common stock to various member of Company management.  The shares vest annually in equal increments of 25% on each anniversary of the effective date of grant, which was May 18, 2015; the first increment vests on May 18, 2016.  The total fair value of these shares, in the amount of $3,129, will be recognized evenly over the vesting period.

On August 24, 2015, the Company granted 1,200,000 shares of restricted common stock to various members of Company management and employees.  The shares vested in their entirety on January 19, 2016.  The total fair value of these shares, in the amount of $606, will be recognized evenly over the vesting period.

For the years ended December 31, 2015, 2014 and 2013, $985, $0 and $0, respectively, were recorded for total stock-based compensation expense related to restricted stock.

(ii) Fourth Amended and Restated Stock Option Plan (the “Old Plan”)

The Old Plan applied to all grants of options to directors, officers, employees and consultants of the Company or any entity controlled by the Company.  The exercise price for any option granted under the Old Plan was determined by the closing price of the Company’s common stock on the trading day prior to the grant date.  If the option was granted on a pre-determined basis, the exercise price was determined using the five-day volume weighted average price of the Company's common stock on the Toronto Stock Exchange immediately prior to the date of grant.  In all cases the exercise price was not less than fair market value.  Options were exercisable during a period established at the time of their grant provided that such period will expire no later than five years after the date of grant, subject to early termination of the option in the event the holder of the option dies or ceases to be a director, officer or employee of the Company or ceases to provide ongoing management or consulting services to the Company or entity controlled by the Company.  The maximum number of shares of common stock issuable upon the exercise of options granted pursuant to the Old Plan was equal to the greater of (i) 4,000,000 shares of common stock and (ii) 12.5% of the number of issued and outstanding shares of common stock.  Since the adoption of the New Plan, no options have been or will be issued under the Old Plan.

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
December 31, 2015 and 2014
(in thousands, except share and per share data)

A summary of stock option activity under the Old Plan is as follows:

	#	Weighted average
	of options	exercise price
Outstanding, December 31, 2012	16,502,500	$0.44
Exercised	(2,598,771)	0.47
Expired	(3,050,000)	0.56
Forfeited	(779,229)	0.34
Outstanding, December 31, 2013	10,074,500	0.40
Exercised	(2,026,262)	0.51
Forfeited	(156,063)	0.10
Outstanding, December 31, 2014	7,892,175	0.38
Exercised	(2,981,875)	0.49
Forfeited	(47,000)	0.56
Outstanding, December 31, 2015	4,863,300	$0.31

The following table summarizes information regarding stock options granted under the Old Plan as at December 31, 2015:

		Weighted average		Aggregate
Exercise	Number	remaining	Number	intrinsic
price	outstanding	contractual life	exercisable	value

$0.18	2,236,250	1.4	1,677,188	$803,876
$0.29	25,000	0.6	25,000	6,237
$0.36	247,000	0.4	247,000	44,330
$0.43	2,355,050	0.4	2,355,050	257,819
	4,863,300	0.9	4,304,238	$1,112,262

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of fiscal 2015 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2015.  The amount changes based on the fair market value of the Company’s common stock.

For the years ended December 31, 2015, 2014 and 2013, $185, $421 and $601, respectively, were recorded for total stock-based compensation expense related to options issued under the Old Plan.

The Company estimates the fair value of options granted using a Black-Scholes-Merton option pricing model.

No options were granted under the Old Plan during the years ended December 31, 2015, 2014 and 2013.

As at December 31, 2015, there was $42 of total unrecognized compensation cost related to these non-vested options.

(iii) Warrants

On May 9, 2012, the Company granted 1,894,741 warrants to a merchant bank that were fully vested upon the merchant bank signing an engagement letter with the Company for various consulting services.  The fair value of these warrants, in the amount of $373,264, were included in selling, general and administrative, including stock-based compensation, on the Company’s consolidated statement of operations and comprehensive loss in 2012.  Additionally, the Company granted 1,894,741 warrants to the merchant bank that are exercisable if the merchant bank achieves certain performance targets.  In accordance with ASC Topic 505-50, “Equity-Based Payments to Non-Employees,” the Company has not recorded any expense for the years ended December 31, 2015 and 2014 as the performance targets have not been met.  These warrants expire on May 9, 2022.

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
December 31, 2015 and 2014
(in thousands, except share and per share data)

On September 25, 2012, the Company completed a private placement for aggregate gross proceeds of approximately $4.6 million.  The Company sold an aggregate of 22,782,674 units, with each unit consisting of one share of common stock and one-half of one subscriber warrant, with each full warrant entitling the holder thereof to purchase one share of common stock at US$0.30 for 30 months following closing.   The agent for a portion of the subscriptions received from the Company a cash commission equal to CDN$299,251 (8% of the gross proceeds of the offering, excluding proceeds arising from the units purchased by the Chairman and the then Vice Chairman) and 748,127 broker warrants (4% of the number of the units issued in the offering).  Each broker warrant is exercisable for one broker unit at an exercise price of US$0.21 per warrant at any time prior to the 30-month anniversary of the closing date of the offering.  Each broker unit consists of one share of common stock and one-half of a warrant, and each full warrant entitles the holder thereof to purchase one share of common stock at US$0.30 for 30 months following the closing date of the Offering.  During the year ended December 31, 2015 all remaining subscriber warrants and broker warrants were either exercised or forfeited.  No warrants remained outstanding at December 31, 2015.

The total stock-based compensation expense related to warrants during the years ended December 31, 2015, 2014 and 2013 was $0.

A summary of the warrant activity is as follows:

	#	Weighted average
	of warrants	exercise price
Outstanding, December 31, 2012	19,383,269	$0.37
Exercised	(2,486,000)	0.30
Expired	(4,945,000)	0.63
Outstanding, December 31, 2013	11,952,269	$0.28
Exercised	(6,993,063)	0.29
Outstanding, December 31, 2014	4,959,206	$0.27
Exercised	(2,967,465)	0.30
Forfeited	(67,000)	0.51
Outstanding, December 31, 2015	1,924,741	$0.25

The fair value of warrants was determined using the Black-Scholes-Merton option pricing model.

The following table summarizes the warrant information as at December 31, 2015:

		Weighted average		Aggregate
Exercise	Number	remaining	Number	intrinsic
price	outstanding	contractual life	exercisable	value

$0.22	1,894,741	6.4	1,894,741	$605,133
$2.20	30,000	1.8	30,000	-
	1,924,741	6.3	1,924,741	$605,133

No warrants were granted during the years ended December 31, 2015 and 2014.

(iv) Directors’ Compensation Plan (“Directors’ Plan”)

Non-management directors of the Company receive a minimum of 50%, and may elect to receive a greater portion, of their fees in common stock.  The number of shares of common stock to be issued to non-management directors is determined by dividing the dollar value of the fees by the closing price of the common stock on the relevant payment date.  The maximum number of shares of common stock available to be issued by the Company under the Directors’ Plan is 5,000,000.

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
December 31, 2015 and 2014
(in thousands, except share and per share data)

During the year ended December 31, 2015, the Company issued 290,575 shares of common stock with a fair value of $198 as payment of fees and retainers due to non-management directors.   During the year ended December 31, 2014, the Company issued 156,226 shares of common stock with a fair value of $179 as payment of fees and retainers due to non-management directors.  During the year ended December 31, 2013, the Company issued 295,244 shares of common stock with a fair value of $142,500 as payment of fees and retainers due to non-management directors.

12. Promissory Notes Receivable

On October 17, 2008, prior to its merger with NeuLion, Inc., NeuLion USA, Inc. loaned employees an aggregate of $209,250 through promissory notes to exercise stock options.  The promissory notes bear interest at 3.16% per annum and were repayable on October 17, 2013.  The Company extended the repayment of the promissory notes from October 17, 2013 to October 17, 2017.

13. Earnings Per Share

Basic earnings per share is computed by dividing net income (loss) for the year by the weighted average number of shares of common stock outstanding for the period.  Diluted earnings per share is computed by dividing net income (loss) for the year by the weighted average number of shares of common stock outstanding adjusted for the dilutive effect of preferred stock, restricted stock, stock options and warrants.

The following table presents the calculation of basic and diluted earnings per share for the years ended December 31, 2015, 2014 and 2013.

	Year ended
	December 31,
	2015	2014	2013
Net income (loss)	$25,916	$3,567	$(2,278)

Weighted average shares of common stock outstanding
used in calculating basic EPS	233,489,798	174,645,803	166,663,448
Effect of dilutive preferred stock, restricted stock,
stock options and warrants	11,856,883	40,065,559	-
Weighted average shares of common stock outstanding
used in calculating diluted EPS	245,346,681	214,711,362	166,663,448

Basic EPS	$0.11	$0.01	$(0.01)

Diluted EPS	$0.11	$0.01	$(0.01)

The following table summarizes the securities convertible into common stock that were outstanding as at December 31, 2015, 2014 and 2013 were included in the computation of diluted income per share.

	Year ended
	December 31,
	2015	2014	2013

Class 3 Preference Shares	-	17,176,818	17,176,818
Class 4 Preference Shares	-	10,912,265	10,912,265
Options – 2012 Omnibus Securities and Incentive Plan	21,489,095	17,264,495	14,193,000
Restricted Stock – 2012 Omnibus Securities and Incentive Plan	4,438,000	-	-
Options – Fourth Amended and Restated Stock Option Plan	4,863,300	7,892,175	10,074,500
Warrants	1,924,741	4,959,206	11,952,269

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
December 31, 2015 and 2014
(in thousands, except share and per share data)

14. Supplemental Cash Flow Information

For each of the years presented, the Company did not pay any cash interest expense.

15. Commitments and Contingencies

Commitments

The Company has multiple leases for facilities and equipment.  As of December 31, 2015, the Company had no outstanding capital leases.  Future minimum annual payments over the next five years (exclusive of taxes, insurance and maintenance costs) under these commitments as of December 31, 2015 are as follows:

	Operating Leases			Minimum
	Gross	Recovery	Net	Guarantees	Total
2016	$2,512	$(719)	$1,793	$3,192	$4,985
2017	1,711	(391)	1,320	1,256	2,576
2018	1,144	-	1,144	239	1,383
2019	915	-	915	-	915
2020	103	-	103	-	103
	$6,385	$(1,110)	$5,275	$4,687	$9,962

The Company periodically enters into contracts with customers in which the Company guarantees the customer a minimum amount of revenue share for services the Company provides under the contract.  The minimum guarantees shown above primarily relate to (i) these minimum fixed revenue guarantees the Company has committed over the next 5 years and (ii) minimum fixed bandwidth fees commitments with certain vendors over the next 12 to 18 months.  As at December 31, 2015, the Company believes that the future commitments are probable.

The Company has subleased a portion of its Toronto office, which is expected to generate a total recovery of $1.1 million over the next two years.

Contingencies

During the ordinary course of its business activities, the Company may be contingently liable for litigation and a party to claims.  Management believes that adequate provisions have been made where required for such contingencies.  Although the extent of potential costs and losses, if any, is uncertain, management believes that the ultimate resolution of such contingencies will not have an adverse effect on the consolidated financial position or results of operations of the Company.

16. Segmented Information

The Company’s assets and operations are located primarily in the United States. The Company operates in one segment. Our chief operating decision-maker reviews our operating results on an aggregate basis and manages our operations as a single operating segment.  Total revenue from customers, based on the location of the customers, was as follows:

	Year ended December 31,
	2015		2014		2013

North America	$64,146	68%	$51,418	93%	$44,375	94%
Asia	20,100	21%	436	0%	896	2%
Europe	6,249	7%	2,568	5%	1,535	3%
Australia	3,548	4%	1,098	2%	301	1%
	$94,043	100%	$55,520	100%	$47,107	100%

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
December 31, 2015 and 2014
(in thousands, except share and per share data)

As at December 31, 2015 and 2014, property and equipment at locations outside the U.S. was not material.

17. Income Taxes

The domestic and international components of income (loss) before provision for income taxes are presented as follows:

	Year ended
	December 31,
	2015	2014	2013

Domestic	$(2,475)	$4,405	$(1,541)
Foreign	544	(567)	(460)
Total income (loss) before income taxes	$(1,931)	$3,838	$(2,001)

Income tax expense (benefit) consists of the following:

	Year ended
	December 31,
	2015	2014	2013
Current:
Federal	$-	$-	$-
State	67	-	-
Foreign	4,457	-	-
Total current	$4,523	$-	$-
Deferred:
Federal	(32,534)	254	254
State	468	17	23
Foreign	(305)	-	-
Total deferred	(32,371)	271	277
Income tax expense (benefit)	$(27,847)	$271	$277

The Company is subject to income and other taxes in a variety of jurisdictions, including the United States, Canada, and various state jurisdictions.  A reconciliation of income taxes computed at the United States statutory rate to the Company's effective income tax rate is shown below.

	Year ended
	December 31,
	2015	2014	2013
Combined basic federal rate	35%	35%	35%
Income tax benefit based on statutory income tax rate	$(676)	$1,343	$(700)
Increase in income taxes resulting from:
Non-deductible expenses and state taxes	496	(49)	203
Change in valuation allowance	(27,667)	(1,023)	774
Income tax (benefit) expense	$(27,847)	$271	$277

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
December 31, 2015 and 2014
(in thousands, except share and per share data)

Deferred income taxes result principally from temporary differences in the recognition of loss carry-forwards and expense items for financial and income tax reporting purposes.  Significant components of the Company’s deferred tax assets as of December 31, 2015 and 2014 were as follows:

	As of,
	December 31,
	2015	2014
Current deferred tax assets
Accrued expenses and deferred revenue	$-	$1,795
Valuation allowance	-	(1,758)
Total current deferred tax asset	$-	$37

Non-current deferred tax assets
Accrued expenses and deferred revenue	$3,430	$-
Intangible assets and goodwill	-	4,528
Stock options	385	536
Net operating losses	28,543	38,717
Credits	8,097	-
Other	1,466	-
Valuation allowance	(6,330)	(43,677)
Total non-current deferred tax assets	$35,591	$104

Non-current deferred tax liabilties
Property, plant and equipment	$(2,078)	$(81)
Intangible assets and goodwill	(4,312)	(1,452)
Foreign earnings	(11)	(60)
Total non-current deferred tax liabilities	$(6,401)	$(1,593)

Total net deferred tax asset (liability)	$29,189	$(1,452)

As at December 31, 2015, the Company had federal and state net operating loss carryforwards of approximately $71,525 and $32,782, respectively.  The federal and state net operating losses do not include approximately $17,625 and $13,112, respectively, related to tax goodwill amortization that will not be realized for financial reporting purposes until the Company is able to take a tax benefit for those deductions. The federal and state net operating losses begin to expire in 2024 and 2016, respectively.  As at December 31, 2015, the Company had federal and state research and development credit carryforwards of approximately $210 and $86, respectively.  The federal research and development credit begins to expire in 2033. The state research and development credit carries forward indefinitely. As at December 31, 2015, the Company had a foreign tax credit carryforward of approximately $7,897.  The Company had foreign net operating loss carryforwards of approximately $10,397. Our ability to utilize our federal tax attribute carryforwards have been limited by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), which imposes an annual limit on the ability of a corporation that undergoes an ''ownership change'' to use its tax attribute carryforwards to reduce its liability.  An ownership change is generally defined as a greater than 50% increase in equity ownership by 5% shareholders in any three-year period.  Along with the release of $27,667 of valuation allowance included in deferred tax expense, the current and non-current valuation allowance also decreased by $11,438 during the year ended December 31, 2015 by the permanent removal of net operating losses that were impacted by a 382 limitation and other adjustments to federal and state net operating losses amounts.

As at December 31, 2015, based on the weight of available evidence, including profitability in recent periods and the availability of expected future taxable income, the Company concluded that it is more likely than not that the benefits of Federal and some state-related deferred income tax assets will be realized. Accordingly, the Company reduced the valuation allowances on its domestic gross deferred income tax assets. The Company continues to maintain a valuation allowance to offset foreign and certain state deferred tax assets, as realization of such assets do not meet the more-likely-than-not threshold. The net change in the total valuation allowance was a decrease of $39,105 and an increase of $129 as of December 31, 2015 and December 31, 2014, respectively.

The Company accounts for income taxes in accordance with ASC Topic 740, “Income Taxes Recognition.”  The Company does not believe there are any material uncertain tax provisions under ASC 740.  The Company is subject to federal and state income tax, as well as income tax in various foreign jurisdictions in which the Company operates. The Company’s federal and state tax returns remain open and subject to potential government audit for the years 2012, 2013 and 2014. However, to the extent allowed by law the tax authorities may have the right to examine prior periods where net operating losses or tax credits were generated and carried forward, and make adjustments up to the amount of the net operating losses or credit carryforward amount.