Form 10-Q
period 2016-03-31
NEULION, INC.
filed 2016-05-04
CIK 1387713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

As of April 29, 2016, there were 282,246,151 shares of the registrant’s common stock, $0.01 par value, outstanding.

NEULION, INC.

PART I.  FINANCIAL INFORMATION

Item 1.                  Condensed Consolidated Financial Statements

NEULION, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(Expressed in U.S. dollars)

	March 31,	December 31,
	2016	2015
	(unaudited)

ASSETS
Current
Cash and cash equivalents	$61,516	$53,413
Accounts receivable, net of allowance of doubtful accounts of $550 and $688	11,363	12,967
Other receivables	849	604
Inventory	181	199
Prepaid expenses and deposits	2,878	2,928
Due from related parties	306	304
Total current assets	77,093	70,415
Property, plant and equipment, net	6,868	6,585
Intangible assets, net	22,254	23,627
Goodwill	11,496	11,496
Deferred tax assets	29,946	30,614
Other assets	1,195	1,413
Total assets	$148,852	$144,150

LIABILITIES AND EQUITY
Current
Accounts payable	$9,558	$10,006
Accrued liabilities	10,345	10,230
Due to related parties	2	18
Deferred revenue	13,676	11,570
Total current liabilities	33,581	31,824
Long-term deferred revenue	1,572	1,067
Deferred rent liabilities	1,554	1,649
Deferred tax liabilities	1,093	1,425
Other long-term liabilities	114	127
Total liabilities	37,914	36,092

Stockholders' equity
Common stock (par value: $0.01; shares authorized: 300,000,000; shares issued and outstanding:
2016: 282,243,652 and 2015: 280,903,667)	2,822	2,809
Additional paid-in capital	168,490	167,705
Promissory notes receivable	(209)	(209)
Accumulated deficit	(60,165)	(62,247)
Total stockholders’ equity	110,938	108,058
Total liabilities and stockholders’ equity	$148,852	$144,150

See accompanying notes

NEULION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands, except share and per share data)
(Expressed in U.S. dollars)

	Three months ended March 31,
	2016	2015

Revenue	$26,293	$21,675

Costs and expenses
Cost of revenue, exclusive of depreciation and amortization shown separately below	4,654	4,326
Selling, general and administrative, including stock-based compensation	11,905	9,914
Research and development	4,354	5,316
Depreciation and amortization	1,974	1,527
	22,887	21,083
Operating income	3,406	592

Other income (expense)
Gain (loss) on foreign exchange	294	(191)
Investment income, net	33	95
Interest on convertible note, including amortization of debt discount	-	(326)
Gain on conversion of convertible note and revaluation of related derivative, net	-	207
	327	(215)
Net and comprehensive income before income taxes	3,733	377
Income tax expense	(1,651)	(886)
Net and comprehensive income (loss)	$2,082	$(509)

Net income (loss) per weighted average number of shares
of common stock outstanding - basic	$0.01	$0.00

Weighted average number of shares
of common stock outstanding - basic	281,827,663	202,910,903

Net income (loss) per weighted average number of shares
of common stock outstanding - diluted	$0.01	$0.00

Weighted average number of shares
of common stock outstanding - diluted	294,537,707	202,910,903

See accompanying notes

NEULION, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(unaudited)
(in thousands, except share data)
(Expressed in U.S. dollars)

	Common stock		Additional	Promissory	Accumulated	Total
	Shares	Amount	paid-in capital	notes	deficit	equity
Balance, December 31, 2015	280,903,667	$2,809	$167,705	$(209)	$(62,247)	$108,058

Exercise of stock options	201,985	2	42	-	-	44
Stock-based compensation:
Stock options	-	-	373	-	-	373
Restricted stock	1,138,000	11	322	-	-	333
Directors' compensation	-	-	48	-	-	48
Net income	-	-	-	-	2,082	2,082
Balance, March 31, 2016	282,243,652	$2,822	$168,490	$(209)	$(60,165)	$110,938

See accompanying notes

NEULION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)
(Expressed in U.S. dollars)

	Three months ended March 31,
	2016	2015
OPERATING ACTIVITIES

Net income (loss)	$2,082	$(509)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	1,974	1,527
Stock-based compensation	754	327
Amortization of debt discount	-	60
Gain on revaluation of convertible note derivative	-	(207)
Income tax expense	750	795

Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	1,604	548
Income tax receivable	-	3,597
Other receivables	(352)	(230)
Inventory	18	36
Prepaid expenses, deposits and other assets	268	444
Due from related parties	(2)	(170)
Accounts payable	(448)	(3,141)
Accrued liabilities	(192)	(2,466)
Deferred revenue	2,611	(1,163)
Deferred rent liability	(95)	18
Long-term liabilities	(13)	(21)
Due to related parties	(16)	10
Cash provided by (used in) operating activities	8,943	(545)

INVESTING ACTIVITIES
Cash acquired from acquisition of DivX Corporation	-	9,718
Purchase of property, plant and equipment	(884)	(314)
Cash (used in) provided byinvesting activities	(884)	9,404

FINANCING ACTIVITIES
Proceeds from exercise of stock options	44	450
Proceeds from exercise of broker units	-	18
Cash provided by financing activities	44	468

Net increase in cash and cash equivalents, during the period	8,103	9,327
Cash and cash equivalents, beginning of period	53,413	25,898
Cash and cash equivalents, end of period	$61,516	$35,225

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$916	$91

Supplemental disclosure of non-cash activities:
Par value of shares of common stock issued upon exercise of cashless warrants	$-	$19

Accretion of issuance costs on Class 4 Preference Shares	$-	$8

Issuance of shares of common stock upon acquisition of DivX Corporation	$-	$31,905

Issuance of convertible note upon acquisition of DivX Corporation	$-	$27,000

See accompanying notes

NEULION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
 (in thousands, except share and per share data)
Information as at March 31, 2016 (unaudited) and for the three months ended
March 31, 2016 and 2015 (unaudited)

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

2. Basis of Presentation and Significant Accounting Policies

The Company’s accounting policies are consistent with those presented in its annual consolidated financial statements as at December 31, 2015.  These interim unaudited condensed consolidated financial statements do not include all footnote disclosures required by U.S. generally accepted accounting principles (“GAAP”) for annual financial statements and therefore should be read in conjunction with the audited consolidated financial statements, including the notes thereto, for the year ended December 31, 2015, as they appear in the Company’s Annual Report on Form 10-K.

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

In the opinion of management, these interim unaudited condensed consolidated financial statements contain all of the adjustments of a normal and recurring nature necessary to present fairly the Company’s financial position as at March 31, 2016 and December 31, 2015 and the results of operations and cash flows for the three months ended March 31, 2016 and 2015.  The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the entire year.

The accompanying condensed consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the interim unaudited condensed consolidated financial statements.  As of March 31, 2016, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, since that date have not changed.

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

In September 2015, the FASB issued Accounting Standards Update 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”), which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined.  ASU 2015-16 is effective for periods beginning after December 15, 2015, including interim periods within those fiscal years. The new guidance must be applied prospectively to adjustments to provisional amounts that occur after the effective date of the ASU, with early adoption permitted. The adoption of this standard did not have a material effect on the Company’s financial statements and related disclosures.

NEULION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
 (in thousands, except share and per share data)
Information as at March 31, 2016 (unaudited) and for the three months ended
March 31, 2016 and 2015 (unaudited)

In November 2015, the FASB issued ASU 2015-17, “Income Taxes” (ASU 2015-17), which requires that deferred tax liabilities and assets be classified as non-current in a classified statement of financial position. The amendments in this Update apply to all entities that present a classified statement of financial position.  The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments.  For public business entities, the amendments are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods.  Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period.  The amendments may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented.  If an entity applies the guidance prospectively, the entity should disclose in the first interim and first annual period of change, the nature of and reason for the change in accounting principle and a statement that prior periods were not retrospectively adjusted.  If an entity applies the guidance retrospectively, the entity should disclose in the first interim and first annual period of change the nature of and reason for the change in accounting principle and quantitative information about the effects of the accounting change on prior periods.  The Company adopted this guidance on a prospective basis effective October 1, 2015.

In February 2016, the FASB issued new accounting guidance on leases. The guidance, which is effective January 1, 2019, with early adoption permitted, requires virtually all leases to be recognized on the Consolidated Balance Sheets and requires retrospective presentation. The Company is currently evaluating the impact this guidance will have on its financial position, results of operations and cash flows, among other items.

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting (ASU 2016-09)”, which simplifies several aspects of the accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification of related amounts within the statement of cash flows. The new standard will become effective for the Company beginning with the first quarter of 2017, with early adoption permitted. The Company is currently evaluating the impacts the adoption of this accounting guidance will have on its consolidated financial statements.

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

The Company incurred approximately $0 and $360 of acquisition-related expenses during the three months ended March 31, 2016 and 2015, respectively, that are included in selling, general and administrative expenses in the consolidated statements of operations and comprehensive income.

NEULION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
 (in thousands, except share and per share data)
Information as at March 31, 2016 (unaudited) and for the three months ended
March 31, 2016 and 2015 (unaudited)

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

The estimated amortization expense for each of the five succeeding years is as follows:

2016	$5,431
2017	5,431
2018	5,431
2019	5,431
2020	1,798
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

NEULION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
 (in thousands, except share and per share data)
Information as at March 31, 2016 (unaudited) and for the three months ended
March 31, 2016 and 2015 (unaudited)

DivX’s revenue is primarily derived from royalties paid by licensees to acquire intellectual property rights.  Revenue in such transactions is recognized during the period in which such customers report the number of royalty-eligible units that they have shipped.  As the first royalty reports received from customers post-acquisition were for shipments made prior to the acquisition, these amounts did not meet the requirements for the Company to recognize the revenue; however, the cash payments associated with these reports were received by the Company subsequently.

In certain multi-year site licenses and guaranteed minimum-royalty licenses, DivX, under previous ownership, entered into extended payment programs.  Revenue related to such extended payment programs was recognized at the earlier of when cash was received or when periodic payments became due. In each case, the payment terms extend over the term of the multi-year license, and the remaining contractual payments that existed at the acquisition date were received by the Company subsequently.  As the Company assumed no additional obligations under such contracts, these payments were considered a fixed payment stream, rather than revenue. This fixed payment stream was accounted for as an element of accounts receivable and included as part of the acquisition accounting.

The fair value of the remaining payments due under the applicable contracts was estimated by calculating the discounted cash flows associated with such future billings. Although the Company has not recognized revenue as it collects the corresponding site license payments under these pre-acquisition contracts, the Company has recognized interest income at the discount rate of the contracts receivable.  Interest income recognized during the three months ended March 31, 2016 and 2015 was $19 and $85, respectively.

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

	Three months ended March 31,
	2016 (1)	2015
Total revenue	$26,293	$23,914
Net income (loss)	$2,082	$(2,734)
Income (loss) per share – basic and diluted	$0.01	$0.00

(1) The figures for the three months ended March 31, 2016 are actual results.

4. Economic Dependence and Concentration of Credit Risk

For the three months ended March 31, 2016, the National Hockey League (“NHL”) accounted for 16% of revenues.  For the three months ended March 31, 2015, the NHL and LG Electronics accounted for 25% of revenue: 13% and 12%, respectively.

As at March 31, 2016, Samsung Companies and Rogers Media accounted for 31% of accounts receivable:  19% and 12%, respectively.  As at December 31, 2015, Samsung Companies and Toshiba Companies accounted for 33% of accounts receivable:  19% and 14%, respectively.

As at March 31, 2016, the Ultimate Fighting Championship (“UFC”) accounted for 47% of accounts payable.  As at December 31, 2015, the UFC and the National Basketball Association (“NBA”) accounted for 51% of accounts payable: 37% and 14%, respectively.

As at March 31, 2016, approximately 45% of the Company’s cash and cash equivalents were held in accounts with U.S. banks that received a A-2 rating from Standard and Poor’s and an P-1 rating from Moody’s and 32% of the Company’s cash and cash equivalents were held in accounts with a U.S. bank that received a AA- rating from Standard and Poor’s and an Aa1 rating from Moody’s.

5. Related Party Transactions

The Company has entered into certain transactions and agreements in the normal course of operations with related parties.  Significant related party transactions are as follows:

NEULION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
 (in thousands, except share and per share data)
Information as at March 31, 2016 (unaudited) and for the three months ended
March 31, 2016 and 2015 (unaudited)

KyLin TV

KyLin TV is an IPTV company that is controlled by the Chairman of the Board of Directors of the Company.  On June 1, 2008, the Company entered into an agreement with KyLin TV to build and deliver the setup and back office operations for KyLin TV’s IPTV service.  Effective April 1, 2012, the Company amended its agreement with KyLin TV, such that, in addition to the services previously provided, KyLin TV was appointed the exclusive distributor of the Company’s business to consumer (“B2C”) IPTV interests.  As exclusive distributor, KyLin TV obtains, advertises and markets all of the Company’s B2C content, in accordance with the terms of the amendment.  Accordingly, KyLin TV records the gross revenues from the Company’s B2C content as well as the associated license fees, whereas the Company records revenues in accordance with the revised fee schedule in the amendment.  The Company also provides and charges KyLin TV for administrative and general corporate support.  The amounts charged for the administrative and general corporate support services provided by the Company for the three months ended March 31, 2016 and 2015 were $23 and $30, respectively, and were recorded as a recovery in selling, general and administrative expense.

New York Islanders Hockey Club, L.P. (“New York Islanders”)

The Company provides IT-related professional services and administrative services to the New York Islanders, a professional hockey club that is majority-owned by the Chairman of the Board of Directors of the Company.

Renaissance Property Associates, LLC (“Renaissance”)

The Company provides IT-related professional services to Renaissance, a real estate management company owned by the Chairman of the Board of Directors of the Company.  In June 2009, the Company signed a sublease agreement with Renaissance for office space in Plainview, New York.  The sublease agreement expires in December 2016.  Rent expense paid by the Company to Renaissance of $108, inclusive of taxes and utilities, is included in selling, general and administrative expense for each of the three months ended March 31, 2016 and 2015.

Smile Train, Inc. (“Smile Train”)

The Company provides IT-related professional services to Smile Train, a public charity whose founder and significant benefactor is the Chairman of the Board of Directors of the Company.

The Company recognized revenue from related parties as follows:

	Three months ended March 31,
	2016	2015

New York Islanders	$70	$79
Renaissance	30	30
Smile Train	24	24
KyLinTV	93	165
	$217	$298

The amounts due from (to) related parties are as follows:
	As of
	March 31,	December 31,
	2016	2015

New York Islanders	$(2)	$(18)
Renaissance	1	-
KyLin TV	305	304
	$304	$286

NEULION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
 (in thousands, except share and per share data)
Information as at March 31, 2016 (unaudited) and for the three months ended
March 31, 2016 and 2015 (unaudited)

6. Earnings (Loss) Per Share

Basic earnings per share is computed by dividing net income (loss) for the period by the weighted average number of shares of common stock outstanding for the period.  Diluted earnings per share is computed by dividing net income (loss) for the period by the weighted average number of shares of common stock outstanding adjusted for the dilutive effect of preferred stock, restricted stock, stock options and warrants.

The following table presents the calculation of basic and diluted earnings per share for the three months ended March 31, 2016 and 2015.

	Three months ended March 31,
	2016	2015
Net income (loss)	$2,082	$(509)

Weighted average shares of common stock outstanding
used in calculating basic EPS	281,827,663	202,910,903
Effect of dilutive preferred stock, restricted stock,
stock options and warrants	12,710,044	-
Weighted average shares of common stock outstanding
used in calculating diluted EPS	294,537,707	202,910,903

Basic EPS	$0.01	$0.00

Diluted EPS	$0.01	$0.00

The following table summarizes the securities convertible into common stock that were outstanding as at March 31, 2016 and 2015. The underlying shares of common stock (i) were included in the computation of diluted income per share for the three months ended March 31, 2016 and (ii) were not included in the computation of diluted income per share for the three months ended March 31, 2015 because their effect would have been anti-dilutive.

	As at March 31,
	2016	2015

Class 3 Preference Shares	-	17,176,818
Class 4 Preference Shares	-	10,912,265
Options – 2012 Omnibus Securities and Incentive Plan	24,145,925	17,162,245
Restricted Stock – 2012 Omnibus Securities and Incentive Plan	9,275,000	-
Options – Fourth Amended and Restated Stock Option Plan	4,608,300	6,162,175
Warrants	1,924,741	3,819,482

7. Segmented Information

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

NEULION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
 (in thousands, except share and per share data)
Information as at March 31, 2016 (unaudited) and for the three months ended
March 31, 2016 and 2015 (unaudited)

	Three months ended March 31,
	2016		2015

North America	$18,346	70%	$15,774	73%
Asia	5,209	20%	3,934	18%
Europe	1,936	7%	1,142	5%
Australia	802	3%	825	4%
	$26,293	100%	$21,675	100%

As at March 31, 2016 and December 31, 2015, property and equipment at locations outside the U.S. was not material.

8. Income Taxes

The tax provision for the three months ended March 31, 2016 is $1,651, compared to $886 for the three months ended March 31, 2015.  The provision for income taxes during 2016 is primarily comprised of current and deferred tax expense in the U.S. and in profitable cost-plus foreign jurisdictions, and foreign withholding taxes. The provision for income taxes during 2015 is primarily comprised of current and deferred tax expense in profitable cost-plus foreign jurisdictions, changes in deferred tax liabilities that cannot be offset by deferred tax assets, and foreign withholding taxes.  Due to the full valuation allowance in 2015 on our U.S. net deferred tax assets, we did not incur significant U.S. income tax expense or benefit.

At December 31, 2015, based on the weight of available evidence, including profitability in recent periods and the availability of expected future taxable income, the Company concluded that it is more likely than not that the benefits of federal deferred income tax assets will be realized. Accordingly, the Company reduced the valuation allowances on its federal and some state related deferred income tax assets.  As of March 31, 2016, the Company continues to maintain a valuation allowance to offset certain foreign and state deferred tax assets, as realization of such assets do not meet the more-likely-than-not threshold.

The Company does not believe there are any material uncertain tax provisions under ASC 740. The Company's federal and state tax returns remain open for the years 2012, 2013, 2014 and 2015.

9. Share Repurchase Program

On March 8, 2016, the Company announced that its Board of Directors authorized the repurchase of up to $10 million of the Company’s shares of common stock over the next 12 months through a normal course issuer bid (“NCIB”) for up to 14,109,057 shares of common stock.  On March 24, 2016, the Company announced that it had received the TSX’s approval to commence the NCIB, and that the NCIB would commence on April 1, 2016.

During April 2016, a broker, on behalf of the Company, purchased 842,304 shares of the Company’s common stock on the Toronto Stock Exchange at a total cost of CDN$1,083.  The Company intends to settle with the broker and cancel these shares shortly after filing this Quarterly Report on Form 10-Q.

Item 2.                  Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion and analysis (“MD&A”) of the financial condition and results of operations of the Company should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes for the three months ended March 31, 2016 and 2015, which have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”).  All dollar amounts are in U.S. dollars (“US$” or “$”) unless stated otherwise.  As at April 29, 2016, the Bank of Canada noon rate for conversion of United States dollars to Canadian dollars (“CDN$”) was US$1 to CDN$1.2549.

Our MD&A is intended to enable readers to gain an understanding of our current results and financial position. To do so, we provide information and analysis comparing the results of operations and financial position for the current period to those of the preceding comparable period. We also provide analysis and commentary that we believe is required to assess our future prospects. Accordingly, certain sections of this report contain forward-looking statements that are based on current plans and expectations. These forward-looking statements are affected by risks and uncertainties that are discussed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, and below in the section titled “Cautions Regarding Forward-Looking Statements” and that could have a material impact on future prospects. Readers are cautioned that actual results could vary from those forecasted in this MD&A.

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

Forward-looking statements involve significant risk, uncertainties and assumptions. Although the forward-looking statements contained in this MD&A are based upon what management believes to be reasonable assumptions, we cannot assure readers that actual results will be consistent with these forward-looking statements. These forward-looking statements are made as of the date of this Quarterly Report on Form 10-Q and we assume no obligation to update or revise them to reflect new events or circumstances, except as required by law. Many factors could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements that may be expressed or implied by such forward-looking statements, including: our ability to derive anticipated benefits from the acquisition of DivX Corporation (“DivX”); our ability to realize some or all of the anticipated benefits of our partnerships; our ability to increase revenue; general economic and market segment conditions; our customers’ subscriber levels and financial health; our ability to pursue and consummate acquisitions in a timely manner; our continued relationships with our customers; our ability to negotiate favorable terms for contract renewals; competitor activity; product capability and acceptance rates; technology changes; regulatory changes; foreign exchange risk; interest rate risk; and credit risk. These factors should be considered carefully and readers should not place undue reliance on the forward-looking statements. A more detailed assessment of the risks that could cause actual results to materially differ from current expectations is contained in Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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

Key Performance Metrics

We regularly review a number of performance indicators, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions.

After DivX was acquired by NeuLion on January 30, 2015, the purchase price allocation on the acquisition date included an adjustment to record the fair value of assumed contractual payments due to DivX for which no or little additional obligations existed in order to receive such payments. These contractual payments are for fixed multi-year site licenses and unbilled per unit royalties for units shipped prior to the acquisition.  Prior to the acquisition, revenue relating to such transactions was recognized during the period in which such customers reported the number of royalty-eligible units that they had shipped. Revenues from annual or other license fees are recognized based on the specific terms of the license arrangement.  For instance, some of the DivX’s large CE customers have entered into agreements for which they have the right to ship an unlimited number of units over a specified term for a flat fee. The Company records the fees associated with these arrangements on a straight-line basis over the specified term. Upon closing the acquisition of DivX, because DivX assumed no additional obligations under such contracts, these fixed payments are considered a fixed payment stream, rather than revenue and are therefore treated as accounts receivable as opposed to revenue as part of the purchase accounting.  The fair value of the remaining fixed payments due under the applicable contracts is estimated by calculating the discounted cash flows associated with such fixed payments. The reduction in revenues related to the fixed payments being treated as accounts receivable as opposed to revenues has been reflected as a non-GAAP financial measure to include the effect of the excluded revenues to allow investors and analysts to make meaningful comparisons between DivX's ongoing core business operating results and those of other companies.

	3 months ended March 31,
	2016	2015	% change
Revenue - Pro Forma (amounts in millions)	$26.3	$23.9	10%

Revenue (GAAP) as reported	$26.3	$21.7
Revenue (GAAP) DivX (prior to acquisition)	-	$2.2

We principally use pro forma revenue, in combination with non-GAAP revenue and platform revenue, as described below, to monitor the period-over-period performance of the business. Pro forma revenue reflects the combined revenue of our historical business and our acquired DivX business, adjusted as a result of purchase accounting.  Our pro forma revenue increased by 10% for the three months ended March 31, 2016.

	3 months ended March 31,
	2016	2015	% change
Pro Forma Revenue - non-GAAP (amounts in millions)	$27.2	$29.1	-7%

Revenue (GAAP) as reported	$26.3	$21.7
Revenue (GAAP) DivX (prior to acquisition)	-	$2.2
Revenue due to purchase accounting adjustment	$0.9	$5.2

We principally use pro forma non-GAAP revenue, in combination with pro forma revenue and platform revenue, as described above and below, to monitor the period-over-period performance of the business.  Pro forma non-GAAP revenue measures the revenue of our historical business and our acquired DivX business on a combined basis without adjustment for purchase accounting.  There will be no purchase accounting adjustments to revenue in future quarters.  Our pro forma non-GAAP revenue decreased by 7% for the three months ended March 31, 2016.  The decrease was primarily due to a decrease in our DivX licensing revenues as a result of a change in the terms of a license agreement with one of our larger customers. The terms of the agreement have changed from a fixed site license arrangement in 2015 to a variable per unit license fee in 2016.  Under our revenue recognition policy, we recognize revenues earned from our variable per unit license fee agreement during the period in which the customer reports the number of royalty-eligible units that have been shipped, which is typically one quarter in arrears.  As a result of this change, no revenues were recorded for this customer during the first quarter of 2016 as compared to $2.6 million during the first quarter of 2015.   We expect the growth in pro forma non-GAAP revenue to be less than that in our organic revenue growth due to a decline in revenues generated by our DivX and MainConcept revenue streams.  Please see the reconciliation of GAAP Revenue to Pro Forma non-GAAP Revenue, below, for full details.

	3 months ended March 31,
	2016	2015	% change
Revenue - NeuLion Digital Platform (amounts in millions)	$18.2	$16.5	10%

We monitor our revenue from our NeuLion Digital Platform because we expect it to grow faster than revenue from our other solutions as we add new customers and increase the variable revenue we realize from existing customers.  As a result, we expect our platform revenue to continue to grow in absolute dollars and as a percentage of revenue.  Our platform revenue grew by 10% for the three months ended March 31, 2016.  Our platform revenue is seasonal, related to the timing and size of events that our customers deliver through our solution.  The fourth quarter has historically been our highest revenue quarter, but this seasonality may change as we add new customers and events.

	3 months ended March 31,
	2016	2015
Pro Forma Cost of Revenue as a % of Pro Forma non-GAAP Revenue	17%	16%

Cost of revenue consists principally of bandwidth costs paid in connection with our delivery of digital video content, and to a lesser extent, license fees paid to certain customers for whom we recognize revenue on a gross basis.  We use cost of revenue as a percent of revenue, together with adjusted EBITDA, to measure the operating performance of our business.  We have been able to reduce our cost of revenue as a percent of revenue as we have increased the digital video content we deliver on the NeuLion Digital Platform and as a result of the acquisition of DivX.  Our cost per unit of bandwidth decreases as we deliver more digital video content.  Our cost of revenue as a percentage of revenue going forward will also be effected by our revenue mix.

	3 months ended March 31,
	2016	2015	% change
Pro Forma Adjusted EBITDA (amounts in millions)	$7.0	$6.8	3%

We monitor pro forma adjusted EBITDA, together with cost of revenue as a percent of revenue, to measure the operating performance of our business.  We expect adjusted EBITDA to improve over time as we grow our revenue and improve our operating performance, but adjusted EBITDA as a percent of revenue will vary based on the timing of revenue and expenses.  Refer to reconciliation of GAAP Net Income (Loss) to Pro Forma Adjusted EBITDA, below, for full details.

Reconciliation of GAAP Revenue to Pro Forma non-GAAP Revenue (in thousands):

Three months ended March 31,	2016	2015

GAAP Revenue	$26,293	$21,675

Pro forma adjustment	-	2,239

Pro Forma GAAP Revenue	$26,293	$23,914

Revenue excluded due to purchase accounting	866	5,164

Pro Forma Non-GAAP Revenue	$27,159	$29,078

Reconciliation of GAAP Net Income (Loss) to Pro Forma Adjusted EBITDA (in thousands):

Three months ended March 31,	2016	2015

Consolidated Net Income (Loss) on a GAAP basis	$2,082	$(509)

Pro forma adjustment	-	(2,225)

Consolidated Net Income (Loss) on a Pro Forma GAAP basis	$2,082	$(2,734)

Revenue excluded due to purchase accounting	866	5,164
Depreciation and amortization	1,974	2,061
Stock-based compensation	754	327
Acquisition-related expenses	-	360
Gain on revaluation of convertible note derivative	-	(206)
Income tax expense	1,651	1,497
Investment income (expense) and foreign exchange loss	(327)	359

Pro Forma Adjusted EBITDA	$7,000	$6,828

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

Revenue

We generate a majority of our revenue by offering the NeuLion Digital Platform on a subscription license basis. Revenue from the NeuLion Digital Platform is generated from fees determined by the number of channels through which we deliver our customers’ content, the number of events we stream and the number of connected devices we enable, as well as from variable fees determined by the volume of digital video content we deliver and/or the end user revenue generated by our customers.  We also generate revenue from licensing our DivX video solution to CE manufacturers, video solution developers and others.

Our contracts with customers typically have a length between two years and five years and are generally on an exclusive basis.  We recognize recurring fees in the period in which services are provided and when collection of fees is reasonably assured and the amount of fees is fixed or determinable.

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

Selling, general and administrative expenses, including stock-based compensation

Selling, general and administrative expenses, including stock-based compensation, or SG&A expenses, include wages and benefits, stock-based compensation, acquisition-related expenses, professional fees, marketing costs, travel expenses, rent, office supplies, corporate IT services, credit card processing fees and other general operating expenses. Historically, approximately 65% of SG&A has consisted of wages and benefits for our employees.

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

•
Technological change.  Our success depends in part on our ability to keep pace with technological changes in and evolving industry standards applicable to our service offerings and to successfully develop, launch, and drive demand for new and enhanced, innovative, high-quality solutions that meet or exceed customer needs.

•	Technology spending. Our growth and results depend in part on general economic conditions and the pace and level of technology spending by potential customers to take their content digital.

In addition, in January 2015, we completed the acquisition of DivX.  The integration of the two companies will impact our future revenues, expenses and operating results.

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 2016 to Three Months Ended March 31, 2015 (unaudited)

Our condensed consolidated financial statements for the three months ended March 31, 2016 and 2015 have been prepared in accordance with U.S. GAAP. A comparison of our results of operations for those periods is as follows (amounts in thousands):

	3 months ended March 31,
	Actual		Pro Forma
	2016	2015 (1)	2015
Revenue	$26,293	$21,675	$23,914

Costs and expenses
Cost of revenue, exclusive of depreciation and
amortization shown separately below	4,654	4,326	4,555
Selling, general and administrative, including
stock-based compensation	11,905	9,914	11,320
Research and development	4,354	5,316	7,062
Depreciation and amortization	1,974	1,527	2,060
	22,887	21,083	24,997
Operating income	3,406	592	(1,083)
Other income (expense)	327	(215)	(153)
Net and comprehensive income (loss) before income taxes	3,733	377	(1,236)
Income tax expense	(1,651)	(886)	(1,498)
Net and comprehensive income (loss)	$2,082	$(509)	$(2,734)

(1) Actual results for three months ended March 31, 2015 include only two months of DivX as the acquisition occurred on January 30, 2015.

Revenue

Revenue increased to $26.3 million for the three months ended March 31, 2016 from $21.7 million for the three months ended March 31, 2015.  The $4.6 million improvement was primarily the result of an increase in revenues from our NeuLion Digital Platform of $1.7 million and from our DivX and MainConcept revenue streams of $2.9 million.  Revenue for three months ended March 31, 2015 includes only two months of DivX as the acquisition occurred on January 30, 2015.

Costs of Revenue

Cost of revenue increased to $4.6 million for the three months ended March 31, 2016 from $4.3 million for the three months ended March 31, 2015.  Cost of revenue as a percentage of revenue improved from 20% for the three months ended March 31, 2015 to 18% for the three months ended March 31, 2016. The two percentage point improvement (as a percentage of revenue) primarily resulted from the acquisition of DivX and improved broadcast operating costs.

Selling, general and administrative expenses, including stock-based compensation

Selling, general and administrative expenses, including stock-based compensation, increased by $2.0 million, or 20%, from $9.9 million for the three months ended March 31, 2015, to $11.9 million for the three months ended March 31, 2016.  The increase was primarily the result of the acquisition of DivX on January 30, 2015, whose results are only included for two months in the prior period versus three months in the current period.  The individual variances are as follows:

• Wages and benefits increased from $6.6 million for the three months ended March 31, 2015 to $8.2 million for the three months ended March 31, 2016.  Wages and benefits for three months ended March 31, 2015 include only two months of DivX as the acquisition occurred on January 30, 2015.

• Stock-based compensation increased from $0.3 million for the three months ended March 31, 2015 to $0.8 million for the three months ended March 31, 2016.  The $0.5 million increase was the result of stock option and restricted stock grants that took place subsequent to March 31, 2015.

• Professional fees increased from $0.7 million for the three months ended March 31, 2015 to $0.8 million for the three months ended March 31, 2016.

• Acquisition-related expenses were $0.4 million for the three months ended March 31, 2015.  There were no comparable expenses for the three months ended March 31, 2016.  These expenses related to audit, legal and valuation fees incurred as a result of the acquisition of DivX.

• Other SG&A expenses increased from $1.9 million for the three months ended March 31, 2015 to $2.1 million for the three months ended March 31, 2015.  Other SG&A expenses include travel expenses, rent, office supplies, corporate IT services, credit card processing fees and other general operating expenses.

Research and development

Research and development costs decreased from $5.3 million for the three months ended March 31, 2015 to $4.4 million for the three months ended March 31, 2016.  The $0.9 million decrease was primarily a result of a reduction in headcount due to redundancy associated with the acquisition of DivX.

Depreciation and amortization

Depreciation and amortization increased from $1.5 million for the three months ended March 31, 2015 to $2.0 million for the three months ended March 31, 2016.  Depreciation and amortization for three months ended March 31, 2015 include only two months of DivX as the acquisition occurred on January 30, 2015.

Income taxes

The tax provision for the three months ended March 31, 2016 is $1,651, compared to $886 for the three months ended March 31, 2015.  The provision for income taxes during 2016 is primarily comprised of current and deferred tax expense in the U.S. and in profitable cost-plus foreign jurisdictions, and foreign withholding taxes. The provision for income taxes during 2015 is primarily comprised of current and deferred tax expense in profitable cost-plus foreign jurisdictions, changes in deferred tax liabilities that cannot be offset by deferred tax assets, and foreign withholding taxes.  Due to the full valuation allowance in 2015 on our U.S. net deferred tax assets, we did not incur significant U.S. income tax expense or benefit.

At December 31, 2015, based on the weight of available evidence, including profitability in recent periods and the availability of expected future taxable income, the Company concluded that it is more likely than not that the benefits of federal deferred income tax assets will be realized. Accordingly, the Company reduced the valuation allowances on its federal and some state related deferred income tax assets.  As of March 31, 2016, the Company continues to maintain a valuation allowance to offset certain foreign and state deferred tax assets, as realization of such assets do not meet the more-likely-than-not threshold.

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

LIQUIDITY AND CAPITAL RESOURCES

Our cash position was $61.5 million at March 31, 2016.  During the three months ended March 31, 2016, we generated $8.9 million from operating activities, which included cash of $3.4 million from changes in operating assets and liabilities. Additionally, cash used in investing activities included $0.9 million used to purchase fixed assets.  Included in our fixed asset purchases was $0.6 million to purchase a software license.  We do not expect to incur a similar type cost in the near future.

As of March 31, 2016, our principal sources of liquidity included cash and cash equivalents of $61.5 million and trade accounts receivable of $11.4 million, offset by $9.6 million in accounts payable and $10.3 million in accrued liabilities.  We continue to closely monitor our cash balances to ensure that we have sufficient cash on hand to meet our operating needs. Management believes that we have sufficient liquidity to meet our working capital and capital expenditure requirements for at least the next twelve months.

At March 31, 2016, approximately 45% of our cash and cash equivalents were held in accounts with a U.S. bank that received a A-2 rating from Standard and Poor’s and an P-1 rating from Moody’s and 32% of our cash and cash equivalents were held in accounts with a U.S. bank that received a AA- rating from Standard and Poor’s and an Aa1 rating from Moody’s. The Company believes that these U.S. financial institutions are secure and that we will be able to access the balance of our bank deposits. Our investment policy is to invest in low-risk short-term investments which are primarily term deposits. We have not had a history of any defaults on these term deposits, nor do we expect any in the future given the short-term maturity of these investments.

Working Capital Requirements

Our net working capital at March 31, 2016 was $43.5 million, an improvement of $4.9 million from the December 31, 2015 net working capital of $38.6 million. Our working capital ratios at March 31, 2016 and December 31, 2015 were 2.3 and 2.2, respectively. Included in current liabilities at March 31, 2016 and December 31, 2015 are approximately $13.7 million and $11.6 million, respectively, of liabilities (deferred revenue) that we do not anticipate settling in cash.

The change in working capital was primarily due to increases in current assets of $6.7 million and current liabilities of $1.8 million.

Current assets at March 31, 2016 were $77.1 million, an increase of $6.7 million from the December 31, 2015 balance of $70.4 million.  The change was primarily due to an increase in cash and cash equivalents of $8.1 million.

Current liabilities at March 31, 2016 were $33.6 million, an increase of $1.8 million from the December 31, 2015 balance of $31.8 million. The increase was primarily due to an increase in deferred revenue of $2.1 million.

Off Balance Sheet Arrangements

The Company did not have any off balance sheet arrangements as of March 31, 2016.

Item 3.                  Quantitative and Qualitative Disclosures About Market Risk

Our market risk disclosures set forth in our Annual Report on Form 10-K for the year ended December 31, 2015 (“Form 10-K”) have not changed materially.  For a discussion of our exposure to market risk, refer to the disclosure set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of the Form 10-K.

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

Our Chief Executive Officer and Chief Financial Officer, with the assistance of other members of our management, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter ended March 31, 2016 (the “Evaluation”).  Based upon the Evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) were effective as of March 31, 2016.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2016, no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) has been identified that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.                  Unregistered Sales of Equity Securities and Use of Proceeds

The following securities were sold by us but not registered under the Securities Act of 1933, as amended (the “Securities Act”), during the quarter ended March 31, 2016 and were not reported on a Current Report on Form 8-K filed with the SEC during that period:

1.           Between January 1, 2016 and March 31, 2016, three employees residing within the United States exercised an aggregate of 101,875 stock options for total proceeds of $44,025 and received 101,875 shares of our common stock.  We offered and sold these securities in reliance on the exemption from registration afforded by Section 4(a)(2) under the Securities Act.

2.           Between January 1, 2016 and March 31, 2016, eight employees residing within the United States exercised an aggregate of 230,995 stock options on a “net basis” and received 100,110 shares of our common stock, and two employees residing outside the United States exercised an aggregate of 47,500 stock options on a “net basis” and received 18,975 shares of our common stock. We offered and sold these securities in reliance on the exemption from registration afforded by Section 4(a)(2) under the Securities Act.  Exercising on a “net basis” means the holder receives shares of common stock equal to the in-the-money value of his or her options.  The “in-the-money value” is calculated as the five-day volume-weighted average stock price prior to the date of exercise (i.e., the “fair market value”) minus the exercise price, with the resultant difference being multiplied by the number of options exercised and the resultant product being divided by the fair market value.

3.           On January 19, 2016, 1,138,000 previously granted shares of our common stock vested and were issued, of which an aggregate of 1,002,000 shares were issued to 37 employees residing within the United States and an aggregate of 136,000 shares were issued to seven employees residing outside the United States.  We offered and sold these securities in reliance on the exemption from registration afforded by Section 4(a)(2) under the Securities Act.

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

***
Furnished herewith.  As provided in Rule 402 of Regulation S-T, this information is not deemed “filed” for purposes of Section 11 of the Securities Act and Section 18 of the Exchange Act, or otherwise subject to the liabilities of those sections, is not part of any registration statement to which it relates, and is not deemed incorporated by reference into any document except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEULION, INC.

Date: May 4, 2016	By: /s/ Kanaan Jemili
Name: Kanaan Jemili
Title: Chief Executive Officer

Date: May 4, 2016	By: /s/ Arthur J. McCarthy
Name: Arthur J. McCarthy
Title: Chief Financial Officer