Form 10-Q
period 2016-06-30
NEULION, INC.
filed 2016-08-04
CIK 1387713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

As of August 2, 2016, there were 282,572,254 shares of the registrant’s common stock, $0.01 par value, outstanding.

NEULION, INC.

PART I.  FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

NEULION, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(Expressed in U.S. dollars)
	June 30,	December 31,
	2016	2015
	(unaudited)

ASSETS
Current
Cash and cash equivalents	$46,105	$53,413
Accounts receivable, net of allowance of doubtful accounts of $383 and $688	9,568	12,967
Other receivables	1,310	604
Inventory	206	199
Prepaid expenses and deposits	3,390	2,928
Due from related parties	392	304
Total current assets	60,971	70,415
Property, plant and equipment, net	6,880	6,585
Intangible assets, net	27,961	23,627
Goodwill	13,229	11,496
Deferred tax assets	31,016	30,614
Other assets	3,062	1,413
Total assets	$143,119	$144,150

LIABILITIES AND EQUITY
Current
Accounts payable	$7,690	$10,006
Accrued liabilities	9,579	10,230
Due to seller - Saffron Digital Limited	1,500	-
Due to related parties	8	18
Deferred revenue	10,042	11,570
Total current liabilities	28,819	31,824
Long-term deferred revenue	1,302	1,067
Deferred rent liabilities	1,460	1,649
Deferred tax liabilities	1,093	1,425
Other long-term liabilities	114	127
Total liabilities	32,788	36,092

Stockholders' equity
Common stock (par value: $0.01; shares authorized: 500,000,000; shares issued and outstanding:
2016: 283,418,354 and 2015: 280,903,667)	2,834	2,809
Additional paid-in capital	168,647	167,705
Promissory notes receivable	(209)	(209)
Accumulated deficit	(60,941)	(62,247)
Total stockholders’ equity	110,331	108,058
Total liabilities and stockholders’ equity	$143,119	$144,150

See accompanying notes

NEULION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands, except share and per share data)
(Expressed in U.S. dollars)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

Revenue	$24,111	$22,684	$50,404	$44,358

Costs and expenses
Cost of revenue, exclusive of depreciation and amortization shown separately below	4,131	4,215	8,785	8,541
Selling, general and administrative, including stock-based compensation	12,918	11,390	24,823	21,303
Research and development	5,285	7,480	9,639	12,796
Depreciation and amortization	2,125	2,062	4,099	3,588
	24,459	25,147	47,346	46,228
Operating income (loss)	(348)	(2,463)	3,058	(1,870)

Other income (expense)
(Loss) gain on foreign exchange	(222)	(149)	72	(340)
Investment income, net	21	90	54	184
Interest on convertible note, including amortization of debt discount	-	202	-	(123)
Gain on conversion of convertible note and revaluation of related derivative, net	-	300	-	507
	(201)	443	126	228
Net and comprehensive income (loss) before income taxes	(549)	(2,020)	3,184	(1,642)
Income taxes	(227)	(1,203)	(1,878)	(2,089)
Net and comprehensive income (loss)	$(776)	$(3,223)	$1,306	$(3,731)

Net income (loss) per weighted average number of shares
of common stock outstanding - basic	$0.00	$(0.01)	$0.00	$(0.02)

Weighted average number of shares
of common stock outstanding - basic	282,836,109	224,949,928	282,331,886	213,990,794

Net income (loss) per weighted average number of shares
of common stock outstanding - diluted	$0.00	$(0.01)	$0.00	$(0.02)

Weighted average number of shares
of common stock outstanding - diluted	282,836,109	224,949,928	296,418,692	213,990,794

See accompanying notes

NEULION, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(unaudited)
(in thousands, except share data)
(Expressed in U.S. dollars)

	Common stock		Additional	Promissory	Accumulated	Total
	Shares	Amount	paid-in capital	notes	deficit	equity
Balance, December 31, 2015	280,903,667	$2,809	$167,705	$(209)	$(62,247)	$108,058

Exercise of stock options	2,040,186	20	380	-	-	400
Stock-based compensation:
Stock options	-	-	1,255	-	-	1,255
Restricted stock	1,963,000	20	746	-	-	766
Directors' compensation	145,805	1	105	-	-	106
Repurchase and cancellation of
common stock	(1,634,304)	(16)	(1,544)	-	-	(1,560)
Net income	-	-	-	-	1,306	1,306
Balance, June 30, 2016	283,418,354	$2,834	$168,647	$(209)	$(60,941)	$110,331

See accompanying notes

NEULION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)
(Expressed in U.S. dollars)

	Six months ended June 30,
	2016	2015
OPERATING ACTIVITIES

Net income (loss)	$1,306	$(3,731)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	4,099	3,588
Stock-based compensation	2,127	921
Amortization of debt discount	-	123
Gain on revaluation of convertible note derivative	-	(507)
Deferred income taxes	(303)	147

Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	3,399	9,299
Income tax receivable	-	4,318
Other receivables	(706)	362
Inventory	(7)	63
Prepaid expenses, deposits and other assets	(2,058)	(1,961)
Due from related parties	(88)	(86)
Accounts payable	(2,317)	(8,201)
Accrued liabilities	(1,082)	(3,076)
Deferred revenue	(1,293)	(3,008)
Deferred rent liability	(189)	(85)
Long-term liabilities	(13)	(37)
Due to related parties	(10)	9
Cash provided by (used in) operating activities	2,865	(1,862)

INVESTING ACTIVITIES
Acquisition of Saffron Digital Limited	(7,500)	-
Cash acquired from acquisition of DivX Corporation	-	9,718
Purchase of property, plant and equipment	(1,514)	(527)
Cash (used in) provided by investing activities	(9,014)	9,191

FINANCING ACTIVITIES
Repurchases of common stock	(1,560)	-
Proceeds from exercise of stock options	401	813
Proceeds from exercise of broker units	-	19
Cash (used in) provided by financing activities	(1,159)	832

Net (decrease) increase in cash and cash equivalents, during the period	(7,308)	8,161
Cash and cash equivalents, beginning of period	53,413	25,898
Cash and cash equivalents, end of period	$46,105	$34,059

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$2,015	$1,590

Supplemental disclosure of non-cash activities:
Accretion of issuance costs on Class 4 Preference Shares	$-	$15

Issuance of shares of common stock upon acquisition of DivX Corporation	$-	$58,521

Issuance of convertible note upon acquisition of DivX Corporation	$-	$27,000

See accompanying notes

NEULION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
 (in thousands, except share and per share data)
Information as at June 30, 2016 (unaudited) and for the three and six months ended
June 30, 2016 and 2015 (unaudited)

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

In the opinion of management, these interim unaudited condensed consolidated financial statements contain all of the adjustments of a normal and recurring nature necessary to present fairly the Company’s financial position as at June 30, 2016 and December 31, 2015 and the results of operations and cash flows for the three and six months ended June 30, 2016 and 2015.  The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the entire year.

The accompanying condensed consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the interim unaudited condensed consolidated financial statements.  As of June 30, 2016, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, since that date have not changed.

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance on revenue recognition. This guidance provided that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance also required more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. This guidance was to be effective for interim and annual reporting periods beginning after December 15, 2016 and was required to be applied retrospectively or modified retrospectively. Early adoption was not permitted.  On July 9, 2015, the FASB agreed to delay the effective date by one year. In accordance with the agreed upon delay, the new standard is effective for the Company beginning in the first quarter of 2018. Early adoption is now permitted, but not before the original effective date of the standard. The new standard is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application.  The Company is currently evaluating the impact of this guidance on its operations and believe the impact the adoption of this guidance may be material to its financial position, results of operations or cash flows.

In September 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments” (“ASU 2015-16”), which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined.  ASU 2015-16 is effective for periods beginning after December 15, 2015, including interim periods within those fiscal years. The new guidance must be applied prospectively to adjustments to provisional amounts that occur after the effective date of the ASU, with early adoption permitted. The adoption of this standard did not have a material effect on the Company’s financial statements and related disclosures.

NEULION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
 (in thousands, except share and per share data)
Information as at June 30, 2016 (unaudited) and for the three and six months ended
June 30, 2016 and 2015 (unaudited)

In November 2015, the FASB issued ASU 2015-17, “Income Taxes” (“ASU 2015-17”), which requires that deferred tax liabilities and assets be classified as non-current in a classified statement of financial position. The amendments in this Update apply to all entities that present a classified statement of financial position.  The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments.  For public business entities, the amendments are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods.  Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period.  The amendments may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented.  If an entity applies the guidance prospectively, the entity should disclose in the first interim and first annual period of change the nature of and reason for the change in accounting principle and a statement that prior periods were not retrospectively adjusted.  If an entity applies the guidance retrospectively, the entity should disclose in the first interim and first annual period of change the nature of and reason for the change in accounting principle and quantitative information about the effects of the accounting change on prior periods.  The Company adopted this guidance on a prospective basis effective October 1, 2015.

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

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”), which simplifies several aspects of the accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification of related amounts within the statement of cash flows. The new standard will become effective for the Company beginning with the first quarter of 2017, with early adoption permitted. The Company is currently evaluating the impacts the adoption of this accounting guidance will have on its consolidated financial statements.

In June 2016, the FASB issued an update on Financial Instruments—Credit Losses (ASU 2016-13) Measurement of Credit Losses on Financial Instruments which (i) significantly changes the impairment model for most financial assets that are measured at amortized cost and certain other instruments from an incurred loss model to an expected loss model; and (ii) provides for recording credit losses on available-for-sale (AFS) debt securities through an allowance account. The update also requires certain incremental disclosures. The amendments in this update are effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The requirements of this ASU and its impact on the Company are currently being evaluated.

Reclassification of Comparative Amounts

Certain items previously reported have been reclassified to conform to the current period’s reporting format.

3. Business Combinations

(i) Saffron Digital Limited (“Saffron Digital”)

On June 3, 2016, the Company completed the acquisition of Saffron Digital in an all-cash asset transaction for total consideration of $9,000, of which $7,500 was paid on closing and $1,500 is to be paid on September 30, 2016.

Saffron Digital helped its customers build multi-platform digital video services for entertainment delivered over-the-top to internet connected devices.  Saffron Digital has been working with Hollywood studios and other entertainment content owners for the last ten years developing and delivering high profile, global premium over-the-top video on demand (OTT VOD) digital services. The Saffron Digital platform supports advanced implementations of subscription video on demand, electronic sell through and advertising supported video on demand.

This offered in combination with the Company’s experience in delivering live TV channels and live sports, offers owners and rights holders of sports, entertainment, movies and TV channels, a market leading platform, all from one company.

NEULION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
 (in thousands, except share and per share data)
Information as at June 30, 2016 (unaudited) and for the three and six months ended
June 30, 2016 and 2015 (unaudited)

The acquisition was accounted for using the purchase method of accounting in accordance with Accounting Standards Codification 805 — Business Combinations.  Accordingly, the results of operations of Saffron Digital have been included in the accompanying consolidated financial statements since the date of the acquisition. The purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed based upon the respective estimates of fair value as of the date of the acquisition and are based on assumptions that the Company’s management believes are reasonable given the information currently available.

The process for estimating the fair values of identifiable intangible assets and certain tangible assets requires the use of significant estimates and assumptions, including estimating future cash flows and developing appropriate discount rates.

The Company incurred $102 of acquisition-related expenses during the three and six months ended June 30, 2016 that are included in selling, general and administrative expenses in the consolidated statements of operations and comprehensive income.

The total purchase price for Saffron Digital has been preliminarily allocated as follows:

Prepaid expenses and deposits	$53
Property, plant and equipment	14
Intangible assets	7,200
Goodwill	1,733
Net assets acquired	$9,000

The following are the identifiable intangible assets acquired and their respective useful lives, as determined based on valuations:

		Useful Life
	Amount	(years)
Developed technology	$3,900	5
Customer relationships	3,300	5
	$7,200

The fair value of the intangible assets has been estimated using the income approach in which the after-tax cash flows are discounted to present value. The cash flows are based on estimates used to price the transaction, and the discount rates applied were benchmarked with reference to the implied rate of return from the transaction model as well as the weighted-average cost of capital.

The estimated amortization expense for each of the five succeeding years and thereafter is as follows:

2016	$720
2017	1,440
2018	1,440
2019	1,440
2020	1,440
Thereafter	600
$7,080

(ii) DivX Corporation (“DivX”)

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

NEULION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
 (in thousands, except share and per share data)
Information as at June 30, 2016 (unaudited) and for the three and six months ended
June 30, 2016 and 2015 (unaudited)

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

The Company incurred $0 and $360 of acquisition-related expenses during the three and six months ended June 30, 2015, respectively, that are included in selling, general and administrative expenses in the consolidated statements of operations and comprehensive income.

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

NEULION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
 (in thousands, except share and per share data)
Information as at June 30, 2016 (unaudited) and for the three and six months ended
June 30, 2016 and 2015 (unaudited)

The estimated remaining amortization expense for each of the five succeeding years and thereafter is as follows:

2016	2,716
2017	5,431
2018	5,431
2019	5,431
2020	1,068
Thereafter	730
$20,807

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

The fair value of the remaining payments due under the applicable contracts was estimated by calculating the discounted cash flows associated with such future billings. Although the Company has not recognized revenue as it collects the corresponding site license payments under these pre-acquisition contracts, the Company has recognized interest income at the discount rate of the contracts receivable.  Interest income recognized during the three and six months ended June 30, 2016 was $0 and $19, respectively (three and six months ended June 30, 2015 were $86 and $171, respectively).

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

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Total revenue	$24,111	$22,684	$50,404	$46,597
Net income (loss)	$(776)	$(3,223)	$1,306	$(5,877)
Income (loss) per share – basic	$0.00	$(0.01)	$0.00	$(0.02)
Income (loss) per share – diluted	$0.00	$(0.01)	$0.00	$(0.02)

The results for the three and six months ended June 30, 2016 are actual results.

NEULION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
 (in thousands, except share and per share data)
Information as at June 30, 2016 (unaudited) and for the three and six months ended
June 30, 2016 and 2015 (unaudited)

4. Economic Dependence and Concentration of Credit Risk

For the three months ended June 30, 2016, no one customer represented more than 10% of revenue.  For the six months ended June 30, 2016, the National Hockey League (“NHL”) accounted for 25% of revenue.  For the three months ended June 30, 2015, the NHL and LG Electronics accounted for 23% of revenue: 11% and 12%, respectively.  For the six months ended June 30, 2015, the NHL and LG Electronics accounted for 24% of revenue: 12% and 12%, respectively.

As at June 30, 2016, Samsung Companies and Rogers Media accounted for 34% of accounts receivable:  22% and 12%, respectively.  As at December 31, 2015, Samsung Companies and Toshiba Companies accounted for 33% of accounts receivable:  19% and 14%, respectively.

As at June 30, 2016, the Ultimate Fighting Championship (“UFC”) and the National Basketball Association (“NBA”) accounted for 37% of accounts payable: 26% and 11%, respectively.  As at December 31, 2015, the UFC and the NBA accounted for 51% of accounts payable: 37% and 14%, respectively.

As at June 30, 2016, approximately 62% of the Company’s cash and cash equivalents were held in accounts with U.S. banks that received an A-2 rating from Standard and Poor’s and a P-1 rating from Moody’s and 22% of the Company’s cash and cash equivalents were held in accounts with a U.S. bank that received an AA- rating from Standard and Poor’s and an Aa1 rating from Moody’s.

5. Related Party Transactions

The Company has entered into certain transactions and agreements in the normal course of operations with related parties.  Significant related party transactions are as follows:

KyLin TV

KyLin TV is an IPTV company that is controlled by Charles B. Wang, a member of the Board of Directors and the husband of the Executive Chair of the Company.  On June 1, 2008, the Company entered into an agreement with KyLin TV to build and deliver the setup and back office operations for KyLin TV’s IPTV service.  Effective April 1, 2012, the Company amended its agreement with KyLin TV, such that, in addition to the services previously provided, KyLin TV was appointed the exclusive distributor of the Company’s business to consumer (“B2C”) IPTV interests.  As exclusive distributor, KyLin TV obtains, advertises and markets all of the Company’s B2C content, in accordance with the terms of the amendment.  Accordingly, KyLin TV records the gross revenues from the Company’s B2C content as well as the associated license fees, whereas the Company records revenues in accordance with the revised fee schedule in the amendment.  The Company also provides and charges KyLin TV for administrative and general corporate support.  The amounts charged for the administrative and general corporate support services provided by the Company for the three and six months ended June 30, 2016 were $25 and $49, respectively (three and six months ended June 30, 2015 were $32 and $61, respectively), and were recorded as a recovery in selling, general and administrative expense.

New York Islanders Hockey Club, L.P. (“New York Islanders”)

The Company provides IT-related professional services and administrative services to the New York Islanders, a professional hockey club that is minority-owned by Mr. Wang.

Renaissance Property Associates, LLC (“Renaissance”)

The Company provides IT-related professional services to Renaissance, a real estate management company owned by Mr. Wang.  In June 2009, the Company signed a sublease agreement with Renaissance for office space in Plainview, New York.  The sublease agreement expires in December 2016.  Rent expense paid by the Company to Renaissance for the three and six months ended June 30, 2016 of $118 and $225, respectively (three and six months ended June 30, 2015 were $108 and $215), inclusive of taxes and utilities, is included in selling, general and administrative expense.

Smile Train, Inc. (“Smile Train”)

The Company provides IT-related professional services to Smile Train, a public charity whose founder and significant benefactor is Mr. Wang.

NEULION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
 (in thousands, except share and per share data)
Information as at June 30, 2016 (unaudited) and for the three and six months ended
June 30, 2016 and 2015 (unaudited)

The Company recognized revenue from related parties as follows:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

KyLin TV	$91	$173	$184	$338
New York Islanders	70	72	140	150
Renaissance	30	30	60	60
Smile Train	24	23	48	48
	$215	$298	$432	$596

The amounts due from (to) related parties are as follows:

	As of
	June 30,	December 31,
	2016	2015

KyLin TV	$392	$(18)
New York Islanders	(8)	-
Renaissance	-	304
	$384	$286

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

The following table presents the calculation of basic and diluted earnings per share for the three and six months ended June 30, 2016 and 2015.
	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015

Net income (loss)	$(776)	$(3,223)	$1,306	$(3,731)

Weighted average shares of common stock outstanding
used in calculating basic EPS	282,836,109	224,949,928	282,331,886	213,990,794
Effect of dilutive restricted stock, stock options and warrants	-	-	14,086,806	-
Weighted average shares of common stock outstanding
used in calculating diluted EPS	282,836,109	224,949,928	296,418,692	213,990,794

Basic Earnings (Loss) per Share	$0.00	$(0.01)	$0.00	$(0.02)

Diluted Earnings (Loss) per Share	$0.00	$(0.01)	$0.00	$(0.02)

NEULION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
 (in thousands, except share and per share data)
Information as at June 30, 2016 (unaudited) and for the three and six months ended
June 30, 2016 and 2015 (unaudited)

The following table summarizes the securities convertible into common stock that were outstanding as at June 30, 2016 and 2015. The underlying shares of common stock (i) were included in the computation of diluted income per share for the six months ended June 30, 2016 and (ii) were not included in the computation of diluted income per share for the three and six months ended June 30, 2015 and three months ended June 30, 2016 because their effect would have been anti-dilutive.

	June 30,
	2016	2015

Class 3 Preference Shares	-	17,176,818
Class 4 Preference Shares	-	10,912,265
Stock options – Amended and Restated 2012 Omnibus Securities and Incentive Plan	23,358,050	20,351,245
Restricted stock – Amended and Restated 2012 Omnibus Securities and Incentive Plan	7,512,500	3,300,000
Stock options – Fourth Amended and Restated Stock Option Plan	2,127,500	5,015,800
Warrants	1,924,741	1,924,741

7. Capital Stock

At the Company’s Annual Meeting of Stockholders on June 2, 2016, the Company’s stockholders approved a proposal to amend and restate the Company’s Certificate of Incorporation to increase the number of authorized shares of common stock from 300 million to 500 million.

8. Segmented Information

The Company’s assets and operations are located primarily in the United States. The Company operates in one segment. Our chief operating decision-maker reviews our operating results on an aggregate basis and manages our operations as a single operating segment.  Total revenue from customers, based on the location of the customers, was as follows:

	Three months ended June 30,				Six months ended June 30,
	2016		2015		2016		2015

North America	$14,912	62%	$14,782	65%	$33,263	66%	$30,204	68%
Asia	6,000	25%	4,802	21%	11,204	22%	9,101	21%
Europe	2,307	10%	2,042	9%	4,243	8%	3,172	7%
Australia	892	4%	1,058	5%	1,694	3%	1,881	4%
	$24,111	100%	$22,684	100%	$50,404	100%	$44,358	100%

As at June 30, 2016 and December 31, 2015, property and equipment at locations outside the U.S. was not material.

9. Income Taxes

The tax provision for the three and six months ended June 30, 2016 was $227 and $1,878, respectively, compared to $1,203 and $2,089 for the three and six months ended June 30, 2015.  The provision for income taxes during 2016 is primarily comprised of current and deferred tax expense in the U.S. and in profitable cost-plus foreign jurisdictions, and foreign withholding taxes. The provision for income taxes during 2015 is primarily comprised of current and deferred tax expense in profitable cost-plus foreign jurisdictions, changes in deferred tax liabilities that cannot be offset by deferred tax assets, and foreign withholding taxes.

At December 31, 2015, based on the weight of available evidence, including profitability in recent periods and the availability of expected future taxable income, the Company concluded that it was more likely than not that the benefits of federal deferred income tax assets will be realized. Accordingly, the Company reduced the valuation allowances on its federal and some state related deferred income tax assets.  As of June 30, 2016, the Company continues to maintain a valuation allowance to offset certain foreign and state deferred tax assets, as realization of such assets does not meet the more-likely-than-not threshold.

The Company does not believe there are any material uncertain tax provisions under Accounting Standards Codification (“ASC”) 740, “Income Taxes”.  The Company's federal and state tax returns remain open for the years 2012, 2013, 2014 and 2015.

NEULION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
 (in thousands, except share and per share data)
Information as at June 30, 2016 (unaudited) and for the three and six months ended
June 30, 2016 and 2015 (unaudited)

10. Share Repurchase Program

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

For the months of April and May, a broker on behalf of the Company purchased 1,634,304 shares of the Company’s common stock at a total cost of $1,560.  The Company settled with the broker and cancelled these shares during the quarter.

A broker on behalf of the Company purchased an additional 846,100 shares of the Company’s common stock at a total cost of $652.  The Company settled with the broker and cancelled these shares on July 7, 2016.

In July 2016, a broker on behalf of the Company purchased 678,800 shares of the Company’s common stock at a total cost of $542.  The Company intends to settle with the broker and cancel these shares in August 2016.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis (“MD&A”) of the financial condition and results of operations of the Company should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes for the three and six months ended June 30, 2016 and 2015, which have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”).  All dollar amounts are in U.S. dollars (“US$” or “$”) unless stated otherwise.  As at August 2, 2016, the Bank of Canada noon rate for conversion of United States dollars to Canadian dollars (“CDN$”) was US$1 to CDN$1.3089.

Our MD&A is intended to enable readers to gain an understanding of our current operating results and financial position. To do so, we provide information and analysis comparing the results of operations and financial position for the current period to those of the preceding comparable period. We also provide analysis and commentary that we believe is required to assess our future prospects. Accordingly, certain sections of this report contain forward-looking statements that are based on current plans and expectations. These forward-looking statements are affected by risks and uncertainties that are discussed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, and below in the section titled “Cautions Regarding Forward-Looking Statements” and that could have a material impact on future prospects. Readers are cautioned that actual results could vary from those forecasted in this MD&A.

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

On June 23, 2016, the United Kingdom (“UK”) held a referendum in which voters approved an exit from the European Union (“EU”), commonly referred to as “Brexit.”  The referendum is non-binding; however, if passed into law, negotiations would begin to determine the future terms of the UK’s relationship with the EU, including the terms of trade between those two bodies.  While the future effects of Brexit are unknown, the announcement that the referendum had passed caused significant volatility in global stock markets and currency exchange rate fluctuations, and it is possible that these will reoccur from time to time and that there will be increased legal and regulatory complexities in relation to Brexit.  We do not anticipate at this time that Brexit will have a material impact on our business.

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

Recent Developments

(i)	Acquisition of Saffron Digital Limited (“Saffron Digital”)

On June 3, 2016, we completed the acquisition of Saffron Digital in an all-cash asset transaction for total consideration of $9.0 million, of which $7.5 million was paid on closing and $1.5 million is to be paid on September 30, 2016.

Saffron Digital helped its customers build multi-platform digital video services for entertainment delivered over-the-top to internet connected devices.  Saffron Digital has been working with Hollywood studios and other entertainment content owners for the last ten years, gaining extensive industry expertise and experience in developing and delivering high profile, global premium over-the-top video on demand (OTT VOD) digital services. The Saffron Digital platform supports advanced implementations of subscription video on demand, electronic sell through and advertising supported video on demand.

This extensive industry knowledge of best-in-class digital entertainment services, offered in combination with the NeuLion's market leading experience in delivering live TV channels and live sports, offers owners and rights holders of sports, entertainment, movies and TV channels, a market leading platform, all from one company.

(ii)	Management Changes

On June 6, 2016, we announced the following changes to our management structure:

Nancy Li, our co-founder, was promoted to the position of Executive Chair of the Board.  Charles B. Wang, who had served as Chairman of the Board since 2008, continues as a company director.

Roy Reichbach was promoted to President and Chief Executive Officer.  Mr. Reichbach, who is also a director of the Company, was previously our General Counsel.  He replaced Dr. Kanaan Jemili, who remains a consultant with the Company.

Trevor Renfield, formerly Chief Financial Officer at DivX, was promoted to Chief Financial Officer, replacing Art McCarthy, who resigned from that position.

Key Performance Metrics

We regularly review a number of performance indicators, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions.

After DivX was acquired by NeuLion on January 30, 2015, the purchase price allocation on the acquisition date included an adjustment to record the fair value of assumed contractual payments due to DivX for which no or little additional obligations existed in order to receive such payments. These contractual payments are for fixed multi-year site licenses and unbilled per unit royalties for units shipped prior to the acquisition.  Prior to the acquisition, revenue relating to such transactions was recognized during the period in which such customers reported the number of royalty-eligible units that they had shipped. Revenues from annual or other license fees are recognized based on the specific terms of the license arrangement.  For instance, some of the DivX’s large CE customers have entered into agreements for which they have the right to ship an unlimited number of units over a specified term for a flat fee. We record the fees associated with these arrangements on a straight-line basis over the specified term. Upon closing the acquisition of DivX, because DivX assumed no additional obligations under such contracts, these fixed payments are considered a fixed payment stream, rather than revenue and are therefore treated as accounts receivable as opposed to revenue as part of the purchase accounting.  The fair value of the remaining fixed payments due under the applicable contracts is estimated by calculating the discounted cash flows associated with such fixed payments. The reduction in revenues related to the fixed payments being treated as accounts receivable as opposed to revenues has been reflected as a non-GAAP financial measure to include the effect of the excluded revenues to allow investors and analysts to make meaningful comparisons between DivX's ongoing core business operating results and those of other companies.

	3 months ended June 30,			6 months ended June 30,
	2016	2015	% change	2016	2015	% change
Revenue - Pro Forma (amounts in millions)	$24.1	$22.7	6%	$50.4	$46.6	8%

Revenue (GAAP) as reported	$24.1	$22.7		$50.4	$44.4
Revenue (GAAP) DivX (prior to acquisition)	$-	$-		$-	$2.2

We principally use pro forma revenue, in combination with pro forma non-GAAP revenue and platform revenue, as described below, to monitor the period-over-period performance of the business. Pro forma revenue reflects the combined revenue of our historical business and our acquired DivX business, adjusted as a result of purchase accounting.  Our pro forma revenue increased by 6% and 8% for the three and six months ended June 30, 2016, respectively.

	3 months ended June 30,			6 months ended June 30,
	2016	2015	% change	2016	2015	% change
Pro Forma Revenue - non-GAAP (amounts in millions)	$24.2	$26.7	-9%	$51.4	$55.8	-8%

Revenue (GAAP) as reported	$24.1	$22.7		$50.4	$44.4
Revenue (GAAP) DivX (prior to acquisition)	$-	$-		$-	$2.2
Revenue due to purchase accounting adjustment	$0.1	$4.0		$1.0	$9.2

We principally use pro forma non-GAAP revenue, in combination with pro forma revenue and platform revenue, as described above and below, to monitor the period-over-period performance of the business.  Pro forma non-GAAP revenue measures the revenue of our historical business and our acquired DivX business on a combined basis without adjustment for purchase accounting.  There will be no purchase accounting adjustments to revenue in future quarters.  Our pro forma non-GAAP revenue decreased by 9% and 8% for the three and six months ended June 30, 2016, respectively.  We expect the growth in pro forma non-GAAP revenue to be less than that in our organic revenue growth due to a decline in pro forma non-GAAP revenues generated by our DivX and MainConcept revenue streams.  Please see the reconciliation of GAAP Revenue to Pro Forma non-GAAP Revenue, below, for full details.

	3 months ended June 30,			6 months ended June 30,
	2016	2015	% change	2016	2015	% change
Revenue - NeuLion Digital Platform (amounts in millions)	$15.9	$15.5	3%	$34.1	$32.0	7%

We expect our revenue from our NeuLion Digital Platform to grow faster than revenue from our other solutions as we add new customers and increase the variable revenue we realize from existing customers.  As a result, we expect our platform revenue to continue to grow in absolute dollars and as a percentage of revenue.  Our platform revenue grew by 3% and 7% for the three and six months ended June 30, 2016, respectively.  Our platform revenue is seasonal, related to the timing and size of events that our customers deliver through our solution.  The fourth quarter has historically been our highest revenue quarter, but this seasonality may change as we add new customers and events.

	3 months ended June 30,		6 months ended June 30,
	2016	2015	2016	2015
Pro Forma Cost of Revenue as a % of Pro Forma non-GAAP Revenue	17%	16%	17%	16%

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

	3 months ended June 30,			6 months ended June 30,
	2016	2015	% change	2016	2015	% change
Pro Forma Adjusted EBITDA (amounts in millions)	$3.3	$4.2	-21%	$10.3	$11.0	-6%

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

Reconciliation of GAAP Revenue to Pro Forma non-GAAP Revenue (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

GAAP Revenue	$24,111	$22,683	$50,404	$44,358

Pro forma adjustment	-	-	-	2,239

Pro Forma GAAP Revenue	$24,111	$22,683	$50,404	$46,597

Revenue excluded due to purchase accounting	82	4,032	948	9,196

Pro Forma Non-GAAP Revenue	$24,193	$26,715	$51,352	$55,793

Reconciliation of GAAP Net Income (Loss) to Pro Forma Adjusted EBITDA (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

Consolidated Net Income (Loss) on a GAAP basis	$(776)	$(3,223)	$1,306	$(3,731)

Pro forma adjustment	-	-	-	(2,225)

Consolidated Net Income (Loss) on a Pro Forma GAAP basis	$(776)	$(3,223)	$1,306	$(5,956)

Revenue excluded due to purchase accounting	82	4,032	948	9,196
Depreciation and amortization	2,125	2,062	4,099	4,123
Stock-based compensation	1,372	594	2,126	921
Acquisition-related expenses	102	-	102	360
Gain on revaluation of convertible note derivative	-	(300)	-	(506)
Income tax expense	227	1,203	1,878	2,700
Investment income (expense) and foreign exchange loss	201	(143)	(126)	216

Pro Forma Adjusted EBITDA	$3,333	$4,225	$10,333	$11,054

We report Pro Forma non-GAAP Revenue and Pro Forma Adjusted EBITDA because they are key measures used by management to evaluate our results and make strategic decisions about the Company, including potential acquisitions. Pro Forma Non-GAAP Revenue represents GAAP revenue as if an acquisition occurred at the beginning of the period and before purchase price accounting adjustments as a result of an acquisition. Pro Forma Adjusted EBITDA represents net income (loss) as if an acquisition occurred at the beginning of the period before interest, income taxes, depreciation and amortization, stock-based compensation, acquisition-related expenses, listing-related expenses, purchase accounting adjustments, gain on revaluation of convertible note derivative, investment income/expense and foreign exchange gain/loss. These measures do not have any standardized meaning prescribed by U.S. GAAP and therefore are unlikely to be comparable to the calculation of similar measures used by other companies, and should not be viewed as an alternative to measures of financial performance or changes in cash flows calculated in accordance with U.S. GAAP.

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

Research and development

Research and development expenses primarily consist of wages and benefits for research and development personnel.  Historically, approximately 90% of R&D has consisted of wages and benefits for our employees.

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

In addition, in June 2016, we completed the acquisition of Saffron Digital.  The integration of the two companies will impact our future revenues, expenses and operating results.

RESULTS OF OPERATIONS

Comparison of Three Months Ended June 30, 2016 to Three Months Ended June 30, 2015 (unaudited)

Our condensed consolidated financial statements for the three months ended June 30, 2016 and 2015 have been prepared in accordance with U.S. GAAP. A comparison of our results of operations for those periods is as follows (amounts in thousands):

	3 months ended June 30,
	2016	2015
Revenue	$24,111	$22,684

Costs and expenses
Cost of revenue, exclusive of depreciation and
amortization shown separately below	4,131	4,215
Selling, general and administrative, including
stock-based compensation	12,918	11,390
Research and development	5,285	7,480
Depreciation and amortization	2,125	2,062
	24,459	25,147
Operating loss	(348)	(2,463)
Other (expense) income	(201)	443
Net and comprehensive loss before income taxes	(549)	(2,020)
Income taxes	(227)	(1,203)
Net and comprehensive loss	$(776)	$(3,223)

Revenue

Revenue increased to $24.1 million for the three months ended June 30, 2016 from $22.7 million for the three months ended June 30, 2015.  The $1.4 million improvement was primarily the result of an increase in revenues from our NeuLion Digital Platform of $0.4 million and from our CE and MainConcept revenue streams of $1.0 million.

Costs of Revenue

Cost of revenue decreased to $4.1 million for the three months ended June 30, 2016 from $4.2 million for the three months ended June 30, 2015.  Cost of revenue as a percentage of revenue improved from 19% for the three months ended June 30, 2015 to 17% for the three months ended June 30, 2016. The two percentage point improvement (as a percentage of revenue) primarily resulted from improved broadcast operating costs.

Selling, general and administrative expenses, including stock-based compensation

Selling, general and administrative expenses, including stock-based compensation, increased by $1.5 million, or 13%, from $11.4 million for the three months ended June 30, 2015, to $12.9 million for the three months ended June 30, 2016.  The individual variances are as follows:

• Wages and benefits increased from $7.3 million for the three months ended June 30, 2015 to $8.1 million for the three months ended June 30, 2016.   The $0.8 million increase was primarily the result of additional costs associated with the acquisition of Saffron Digital, severance payments and increased health benefit costs.

• Stock-based compensation increased from $0.6 million for the three months ended June 30, 2015 to $1.4 million for the three months ended June 30, 2016.  The $0.8 million increase was primarily the result of stock option and restricted stock grants that took place subsequent to May 15, 2015.

• Professional fees increased from $0.8 million for the three months ended June 30, 2015 to $0.9 million for the three months ended June 30, 2016.

• Acquisition-related expenses were $0.1 million for the three months ended June 30, 2016.  There were no comparable expenses for the three months ended June 30, 2015.  These expenses related to audit, legal and valuation fees incurred as a result of the acquisition of Saffron Digital.

• Other SG&A expenses decreased from $2.7 million for the three months ended June 30, 2015 to $2.4 million for the three months ended June 30, 2016.  Other SG&A expenses include travel expenses, rent, office supplies, corporate IT services, credit card processing fees and other general operating expenses.

Research and development

Research and development costs decreased from $7.5 million for the three months ended June 30, 2015 to $5.3 million for the three months ended June 30, 2016.  The $2.2 million decrease was primarily a result of a reduction in headcount due to redundancy associated with the acquisition of DivX.

Depreciation and amortization

Depreciation and amortization was $2.1 million for the three months ended June 30, 2015 and 2016.

Income taxes

The tax provision for the three months ended June 30, 2016 was $0.2 million, compared to $1.2 million for the three months ended June 30, 2015.  The provision for income taxes during 2016 is primarily comprised of current and deferred tax expense in the U.S. and in profitable cost-plus foreign jurisdictions, and foreign withholding taxes. The provision for income taxes during 2015 is primarily comprised of current and deferred tax expense in profitable cost-plus foreign jurisdictions, changes in deferred tax liabilities that cannot be offset by deferred tax assets, and foreign withholding taxes.

At December 31, 2015, based on the weight of available evidence, including profitability in recent periods and the availability of expected future taxable income, we concluded that it is more likely than not that the benefits of federal deferred income tax assets will be realized. Accordingly, we reduced the valuation allowances on our federal and some state related deferred income tax assets.  As of June 30, 2016, we continue to maintain a valuation allowance to offset certain foreign and state deferred tax assets, as realization of such assets does not meet the more-likely-than-not threshold.

Comparison of Six Months Ended June 30, 2016 to Six Months Ended June 30, 2015 (unaudited)

Our condensed consolidated financial statements for the six months ended June 30, 2016 and 2015 have been prepared in accordance with U.S. GAAP. A comparison of our results of operations for those periods is as follows (amounts in thousands):

	6 months ended June 30,
	Actual		Pro Forma
	2016	2015 (1)	2015
Revenue	$50,404	$44,358	$46,597

Costs and expenses
Cost of revenue, exclusive of depreciation and
amortization shown separately below	8,785	8,541	8,770
Selling, general and administrative, including
stock-based compensation	24,823	21,303	22,709
Research and development	9,639	12,796	14,543
Depreciation and amortization	4,099	3,588	4,121
	47,346	46,228	50,143
Operating income	3,058	(1,870)	(3,546)
Other income	126	228	291
Net and comprehensive income (loss) before income taxes	3,184	(1,642)	(3,255)
Income taxes	(1,878)	(2,089)	(2,701)
Net and comprehensive income (loss)	$1,306	$(3,731)	$(5,956)

(1) Actual results for six months ended June 30, 2015 include only five months of DivX as the acquisition occurred on January 30, 2015.

Revenue

Revenue increased to $50.4 million for the six months ended June 30, 2016 from $44.4 million for the six months ended June 30, 2015.  The $6.0 million improvement was primarily the result of an increase in revenues from our NeuLion Digital Platform of $2.1 million and from our CE and MainConcept revenue streams of $3.9 million.  Revenue for six months ended June 30, 2015 includes only five months of the CE and MainConcept revenue as the acquisition occurred on January 30, 2015.

Costs of Revenue

Cost of revenue increased to $8.8 million for the six months ended June 30, 2016 from $8.5 million for the six months ended June 30, 2015.  Cost of revenue as a percentage of revenue improved from 19% for the six months ended June 30, 2015 to 17% for the six months ended June 30, 2016. The two percentage point improvement (as a percentage of revenue) primarily resulted from improved broadcast operating costs.

Selling, general and administrative expenses, including stock-based compensation

Selling, general and administrative expenses, including stock-based compensation, increased by $3.5 million, or 16%, from $21.3 million for the six months ended June 30, 2015, to $24.8 million for the six months ended June 30, 2016.  The increase was primarily the result of the acquisition of DivX on January 30, 2015, whose results are only included for five months in the prior period versus six months in the current period.  The individual variances are as follows:

• Wages and benefits increased from $13.8 million for the six months ended June 30, 2015 to $16.3 million for the six months ended June 30, 2016.  Wages and benefits for six months ended June 30, 2015 include only five months of DivX as the acquisition occurred on January 30, 2015.

• Stock-based compensation increased from $0.9 million for the six months ended June 30, 2015 to $2.1 million for the six months ended June 30, 2016.  The $1.0 million increase was primarily the result of stock option and restricted stock grants that took place subsequent to May 15, 2015.

• Professional fees increased from $1.5 million for the six months ended June 30, 2015 to $1.8 million for the six months ended June 30, 2016.

• Acquisition-related expenses decreased from $0.4 million for the six months ended June 30, 2015 to $0.1 million for the six months ended June 30, 2016.  The decrease was as a result of expenses related to audit, legal and valuation fees incurred as a result of the acquisition of DivX on January 30, 2015.

• Other SG&A expenses decreased from $4.7 million for the six months ended June 30, 2015 to $4.5 million for the six months ended June 30, 2016.  Other SG&A expenses include travel expenses, rent, office supplies, corporate IT services, credit card processing fees and other general operating expenses.

Research and development

Research and development costs decreased from $12.8 million for the six months ended June 30, 2015 to $9.6 million for the six months ended June 30, 2016.  The $3.2 million decrease was primarily a result of a reduction in headcount due to redundancy associated with the acquisition of DivX.

Depreciation and amortization

Depreciation and amortization increased from $3.6 million for the six months ended June 30, 2015 to $4.1 million for the six months ended June 30, 2016.  Depreciation and amortization for six months ended June 30, 2015 include only five months of the DivX results as the acquisition occurred on January 30, 2015.

Income taxes

The tax provision for the six months ended June 30, 2016 was $1.9 million, compared to $2.1 million for the six months ended June 30, 2015.  The provision for income taxes during 2016 is primarily comprised of current and deferred tax expense in the U.S. and in profitable cost-plus foreign jurisdictions, and foreign withholding taxes. The provision for income taxes during 2015 is primarily comprised of current and deferred tax expense in profitable cost-plus foreign jurisdictions, changes in deferred tax liabilities that cannot be offset by deferred tax assets, and foreign withholding taxes.

At December 31, 2015, based on the weight of available evidence, including profitability in recent periods and the availability of expected future taxable income, we concluded that it is more likely than not that the benefits of federal deferred income tax assets will be realized. Accordingly, we reduced the valuation allowances on its federal and some state related deferred income tax assets.  As of June 30, 2016, we continue to maintain a valuation allowance to offset certain foreign and state deferred tax assets, as realization of such assets do not meet the more-likely-than-not threshold.

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

LIQUIDITY AND CAPITAL RESOURCES

Our cash position was $46.1 million at June 30, 2016.  During the six months ended June 30, 2016, we generated $2.9 million from operating activities, which included cash of $4.4 million from changes in operating assets and liabilities. Cash used in investing activities included $7.5 million for the acquisition of Saffron Digital and $1.5 million used to purchase fixed assets.  Included in our fixed asset purchases was $0.6 million that was used to purchase a software license.  We do not expect to incur a similar type cost in the near future.  Cash used in financing activities included $1.6 million for our share repurchase program offset by $0.4 million received on the exercise of stock options.

As of June 30, 2016, our principal sources of liquidity included cash and cash equivalents of $46.1 million and trade accounts receivable of $9.6 million, offset by $7.7 million in accounts payable and $9.6 million in accrued liabilities.  We continue to closely monitor our cash balances to ensure that we have sufficient cash on hand to meet our operating needs. Management believes that we have sufficient liquidity to meet our working capital and capital expenditure requirements for at least the next 12 months.

At June 30, 2016, approximately 62% of our cash and cash equivalents were held in accounts with a U.S. bank that received a A-2 rating from Standard and Poor’s and an P-1 rating from Moody’s and 22% of our cash and cash equivalents were held in accounts with a U.S. bank that received a AA- rating from Standard and Poor’s and an Aa1 rating from Moody’s. We believe that these U.S. financial institutions are secure and that we will be able to access the balance of our bank deposits. Our investment policy is to invest in low-risk short-term investments which are primarily term deposits. We have not had a history of any defaults on these term deposits, nor do we expect any in the future given the short-term maturity of these investments.

Working Capital Requirements

Our net working capital at June 30, 2016 was $32.2 million, a decrease of $6.4 million from the December 31, 2015 net working capital of $38.6 million. Our working capital ratios at June 30, 2016 and December 31, 2015 were 2.1 and 2.2, respectively. Included in current liabilities at June 30, 2016 and December 31, 2015 are approximately $10.0 million and $11.6 million, respectively, of liabilities (deferred revenue) that we do not anticipate settling in cash.

The change in working capital was primarily due to decreases in current assets of $9.4 million and current liabilities of $3.0 million.

Current assets at June 30, 2016 were $61.0 million, a decrease of $9.4 million from the December 31, 2015 balance of $70.4 million.  The change was primarily due to a decrease in cash and cash equivalents of $7.3 million.  We used $7.5 million to acquire Saffron Digital.

Current liabilities at June 30, 2016 were $28.8 million, a decrease of $3.0 million from the December 31, 2015 balance of $31.8 million. The decrease was primarily due to a decrease in accounts payable of $2.3 million.

Off Balance Sheet Arrangements

We did not have any off balance sheet arrangements as of June 30, 2016.

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

Our Chief Executive Officer, being our principal executive officer, and Chief Financial Officer, being our principal financial officer, with the assistance of other members of our management, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter ended June 30, 2016 (the “Evaluation”).  Based upon the Evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) were effective as of June 30, 2016.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2016, no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) has been identified that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following securities were sold by us but not registered under the Securities Act of 1933, as amended (the “Securities Act”), during the quarter ended June 30, 2016 and were not reported on a Current Report on Form 8-K filed with the SEC during that period:

1.          Between April 1, 2016 and June 30, 2016, 24 employees residing within the United States exercised an aggregate of 832,625 stock options for total proceeds of $350,358 and received 832,625 shares of our common stock, and three employees residing outside the United States exercised an aggregate of 22,500 stock options for total proceeds of $6,550 and received 22,500 shares of our common stock.  We offered and sold these securities in reliance on the exemption from registration afforded by Section 4(a)(2) under the Securities Act.

2.          Between April 1, 2016 and June 30, 2016, 38 employees residing within the United States exercised an aggregate of 1,470,000 stock options on a “net basis” and received 798,756 shares of our common stock, and 22 employees residing outside the United States exercised an aggregate of 303,550 stock options on a “net basis” and received 184,320 shares of our common stock.  We offered and sold these securities in reliance on the exemption from registration afforded by Section 4(a)(2) under the Securities Act.  Exercising on a “net basis” means the holder receives shares of common stock equal to the in-the-money value of his or her options.  The “in-the-money value” is calculated as the five-day volume-weighted average stock price prior to the date of exercise (i.e., the “fair market value”) minus the exercise price, with the resultant difference being multiplied by the number of options exercised and the resultant product being divided by the fair market value.

3.          On December 16, 2015, we issued shares of common stock without registration under the Securities Act to non-management directors, in payment pursuant to our Directors’ Compensation Plan of their semi-annual directors’ fees for the six-month period ended December 31, 2015, in the following aggregate amounts:

Gabriel A. Battista	10,901
Robert E. Bostrom	10,901
John A. Coelho	19,077
James R. Hale	25,891
Shirley Strum Kenny	21,803
David Kronfeld	31,341
Charles B. Wang	25,891
Total	145,805

The aggregate value of the 145,805 shares of common stock issued to Dr. Kenny and Messrs. Battista, Bostrom, Coelho, Hale, Kronfeld and Wang was $107,000 on the date of issuance.  We issued these shares of common stock pursuant to the exemption from registration set forth in Section 4(2) of the Securities Act and Regulation D promulgated thereunder.  This issuance qualified for exemption from registration under the Securities Act because (i) each of the directors was an accredited investor at the time of the issuance, (ii) we did not engage in any general solicitation or advertising in connection with the issuance, and (iii) each of the directors received restricted securities.

4.          On May 7, 2015, the Company granted 3,300,000 shares of restricted common stock to various members of Company management.  The shares vest annually in equal increments of 25% on each anniversary of the effective date of grant, which was May 18, 2015; the first increment, or 825,000 shares, vested on May 18, 2016.  The total fair value of the 3,300,000 shares, in the amount of $3,129,000 will be recognized evenly over the vesting period.

5.          The table below summarizes the information about repurchases of our common stock during the quarter ended June 30, 2016:

Period	Total Number of Shares Purchased(1)	Weighted Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(1)
April 2016	—	—	—	—
May 2016	842,304	$1.00	842,304	$9,154,688
June 2016	792,000	$0.90	792,000	$8,440,005
Total	1,634,304		1,634,304

(1)
On March 8, 2016, the Company announced that its Board of Directors authorized the repurchase of up to $10 million of the Company’s shares of common stock over the next 12 months through a normal course issuer bid (“NCIB”) for up to 14,109,057 shares of common stock.  On March 24, 2016, the Company announced that it had received the TSX’s approval to commence the NCIB, and that the NCIB would commence on April 1, 2016.  Repurchases are made by a broker on behalf of the Company in open market transactions pursuant to an automatic repurchase plan meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934 and subject to certain daily limits, and the Company settles with the broker after each month’s end.  The NCIB will terminate on March 31, 2017 or on such earlier date as the purchases under the NCIB are completed or as the Company may otherwise determine.

(2)	The weighted average price paid per share of common stock includes the cost of commissions.

Item 6.	Exhibits

(b)   Exhibits

The exhibits listed below are filed as part of this report.

Exhibit No.	Description

3(i)	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on June 6, 2016)

31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32**	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith. As provided in Item 601(b)(32) of Regulation S-K, this certification will not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEULION, INC.

Date: August 4, 2016	By:	/s/ Roy E. Reichbach
Name: Roy E. Reichbach
Title: Chief Executive Officer

Date: August 4, 2016	By:	/s/ Trevor Renfield
Name: Trevor Renfield
Title: Chief Financial Officer