Form 10-Q
period 2016-09-30
NEULION, INC.
filed 2016-11-03
CIK 1387713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

As of October 31, 2016, there were 280,603,078 shares of the registrant’s common stock, $0.01 par value, outstanding.

NEULION, INC.

PART I.  FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

NEULION, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(Expressed in U.S. dollars)

	September 30,	December 31,
	2016	2015
	(unaudited)

ASSETS
Current
Cash and cash equivalents	$69,559	$53,413
Accounts receivable, net of allowance of doubtful accounts of $437 and $688	12,287	12,967
Other receivables	879	604
Inventory	197	199
Prepaid expenses and deposits	3,546	2,928
Due from related parties	378	304
Total current assets	86,846	70,415
Property, plant and equipment, net	6,846	6,585
Intangible assets, net	26,228	23,627
Goodwill	13,229	11,496
Deferred tax assets	30,730	30,614
Other assets	2,845	1,413
Total assets	$166,724	$144,150

LIABILITIES AND EQUITY
Current
Accounts payable	$28,520	$10,006
Accrued liabilities	12,887	10,230
Due to related parties	-	18
Deferred revenue	13,105	11,570
Total current liabilities	54,512	31,824
Long-term deferred revenue	2,503	1,067
Deferred rent liabilities	1,365	1,649
Deferred tax liabilities	1,093	1,425
Other long-term liabilities	114	127
Total liabilities	59,587	36,092

Stockholders' equity
Common stock (par value: $0.01; shares authorized: 500,000,000; shares issued and outstanding:
2016: 281,274,033 and 2015: 280,903,667)	2,813	2,809
Additional paid-in capital	168,189	167,705
Promissory notes receivable	(209)	(209)
Accumulated deficit	(63,656)	(62,247)
Total stockholders’ equity	107,137	108,058
Total liabilities and stockholders’ equity	$166,724	$144,150

See accompanying notes

NEULION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS
(unaudited)
(in thousands, except share and per share data)
(Expressed in U.S. dollars)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

Revenue	$23,857	$21,901	$74,261	$66,259

Costs and expenses
Cost of revenue, exclusive of depreciation and amortization shown separately below	4,322	3,863	13,108	12,404
Selling, general and administrative, including stock-based compensation	13,429	11,150	38,252	32,454
Research and development	5,212	6,588	14,851	19,384
Depreciation and amortization	2,401	2,046	6,499	5,634
	25,364	23,647	72,710	69,876
Operating income (loss)	(1,507)	(1,746)	1,551	(3,617)

Other income (expense)
(Loss) gain on foreign exchange	(62)	(218)	10	(558)
Investment income, net	9	85	63	269
Interest on convertible note, including amortization of debt discount	-	-	-	(123)
Gain on conversion of convertible note and revaluation of related derivative, net	-	-	-	507
	(53)	(133)	73	95
Net and comprehensive income (loss) before income taxes	(1,560)	(1,879)	1,624	(3,522)
Income taxes	(1,155)	(1,241)	(3,033)	(3,329)
Net and comprehensive loss	$(2,715)	$(3,120)	$(1,409)	$(6,851)

Net loss per weighted average number of shares
of common stock outstanding - basic and diluted	$(0.01)	$(0.01)	$0.00	$(0.03)

Weighted average number of shares
of common stock outstanding - basic and diluted	282,072,241	224,324,763	282,244,706	224,213,231

See accompanying notes

NEULION, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(unaudited)
(in thousands, except share data)
(Expressed in U.S. dollars)

	Common stock		Additional	Promissory	Accumulated	Total
	Shares	Amount	paid-in capital	notes	deficit	equity
Balance, December 31, 2015	280,903,667	$2,809	$167,705	$(209)	$(62,247)	$108,058

Exercise of stock options	2,235,565	22	427	-	-	449
Stock-based compensation:
Stock options	-	-	2,079	-	-	2,079
Restricted stock	1,963,000	20	1,224	-	-	1,244
Directors' compensation	145,805	1	165	-	-	166
Repurchase and cancellation of
common stock	(3,974,004)	(39)	(3,411)	-	-	(3,450)
Net loss	-	-	-	-	(1,409)	(1,409)
Balance, September 30, 2016	281,274,033	$2,813	$168,189	$(209)	$(63,656)	$107,137

See accompanying notes

NEULION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)
(Expressed in U.S. dollars)

	Nine months ended September 30,
	2016	2015
OPERATING ACTIVITIES

Net loss	$(1,409)	$(6,851)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,499	5,634
Stock-based compensation	3,489	1,843
Amortization of debt discount	-	123
Gain on revaluation of convertible note derivative	-	(507)
Deferred income taxes	(112)	215

Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	680	15,838
Income tax receivable	-	4,318
Other receivables	(275)	166
Inventory	2	75
Prepaid expenses, deposits and other assets	(1,997)	(2,076)
Due from related parties	(74)	(181)
Accounts payable	18,514	7,734
Accrued liabilities	2,321	(1,540)
Deferred revenue	2,971	(972)
Deferred rent liability	(284)	(171)
Long-term liabilities	(13)	(56)
Due to related parties	(18)	166
Cash provided by operating activities	30,294	23,758

INVESTING ACTIVITIES
Acquisition of Saffron Digital Limited	(9,000)	-
Cash acquired from acquisition of DivX Corporation	-	9,718
Purchase of property, plant and equipment	(2,147)	(1,172)
Cash (used in) provided by investing activities	(11,147)	8,546

FINANCING ACTIVITIES
Repurchases of common stock	(3,450)	-
Proceeds from exercise of stock options	449	843
Proceeds from exercise of broker units	-	19
Cash (used in) provided by financing activities	(3,001)	862

Net increase in cash and cash equivalents, during the period	16,146	33,166
Cash and cash equivalents, beginning of period	53,413	25,898
Cash and cash equivalents, end of period	$69,559	$59,064

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$2,826	$2,783

Supplemental disclosure of non-cash activities:
Par value of shares of common stock issued upon exercise of cashless warrants	$-	$19

Accretion of issuance costs on Class 4 Preference Shares	$-	$23

Issuance of shares of common stock upon acquisition of DivX Corporation	$-	$58,521

Issuance of convertible note upon acquisition of DivX Corporation	$-	$27,000

See accompanying notes

NEULION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
 (in thousands, except share and per share data)
Information as at September 30, 2016 and for the three and nine months ended
September 30, 2016 and 2015 (unaudited)

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

In the opinion of management, these interim unaudited condensed consolidated financial statements contain all of the adjustments of a normal and recurring nature necessary to present fairly the Company’s financial position as at September 30, 2016 and December 31, 2015 and the results of operations and cash flows for the three and nine months ended September 30, 2016 and 2015.  The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the entire year.

The accompanying interim unaudited condensed consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes.  As of September 30, 2016, the Company’s significant accounting policies and estimates remain unchanged from those detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance on revenue recognition and as subsequently amended. This guidance provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.  The new standard is effective for the Company beginning in the first quarter of 2018.  Early adoption is permitted but not before the first quarter of 2017.  The new standard is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of the initial application recognized at the date of initial application.  The Company is currently evaluating the impact of this guidance on its operations and believes the impact the adoption of this guidance may be material to its financial position or results of operations.

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

NEULION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
 (in thousands, except share and per share data)
Information as at September 30, 2016 and for the three and nine months ended
September 30, 2016 and 2015 (unaudited)

In November 2015, the FASB issued ASU 2015-17, “Income Taxes” (“ASU 2015-17”), which requires that deferred tax liabilities and assets be classified as non-current in a classified statement of financial position. The amendments in this ASU apply to all entities that present a classified statement of financial position.  The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments.  For public business entities, the amendments are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods.  Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period.  The amendments may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented.  If an entity applies the guidance prospectively, the entity should disclose in the first interim and first annual period of change the nature of and reason for the change in accounting principle and a statement that prior periods were not retrospectively adjusted.  If an entity applies the guidance retrospectively, the entity should disclose in the first interim and first annual period of change the nature of and reason for the change in accounting principle and quantitative information about the effects of the accounting change on prior periods.  The Company adopted this guidance on a prospective basis effective October 1, 2015.

In February 2016, the FASB issued new accounting guidance on leases. The guidance, which is effective January 1, 2019, with early adoption permitted, requires virtually all leases to be recognized on consolidated balance sheets and requires retrospective presentation. The Company is currently evaluating the effect this ASU will have on its consolidated financial statements and disclosures.

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”), which simplifies several aspects of the accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification of related amounts within the statements of cash flows. The new standard will become effective for the Company beginning with the first quarter of 2017, with early adoption permitted. The Company is currently evaluating the effect this ASU will have on its consolidated financial statements and disclosures.

In June 2016, the FASB issued an Update 2016-13 - Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which (i) significantly changes the impairment model for most financial assets that are measured at amortized cost and certain other instruments from an incurred loss model to an expected loss model; and (ii) provides for recording credit losses on available-for-sale (AFS) debt securities through an allowance account. The update also requires certain incremental disclosures. The amendments in this update are effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently evaluating the effect this ASU will have on its consolidated financial statements and disclosures.

3. Business Combinations

(i) Saffron Digital Limited (“Saffron Digital”)

On June 3, 2016, the Company completed the acquisition of Saffron Digital in an all-cash asset transaction for total consideration of $9,000, of which $7,500 was paid on closing and $1,500 was paid in September 2016.

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

NEULION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
 (in thousands, except share and per share data)
Information as at September 30, 2016 and for the three and nine months ended
September 30, 2016 and 2015 (unaudited)

The Company incurred $0 and $102 of acquisition-related expenses during the three and nine months ended September 30, 2016, respectively, that are included in selling, general and administrative expenses in the consolidated statements of operations and comprehensive loss.

The total purchase price for Saffron Digital has been allocated as follows:

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

The estimated amortization expense for 2016 and for each of the four succeeding years and thereafter is as follows:

2016	$360
2017	1,440
2018	1,440
2019	1,440
2020	1,440
Thereafter	600
$6,720

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

NEULION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
 (in thousands, except share and per share data)
Information as at September 30, 2016 and for the three and nine months ended
September 30, 2016 and 2015 (unaudited)

The process for estimating the fair values of identifiable intangible assets and certain tangible assets requires the use of significant estimates and assumptions, including estimating future cash flows and developing appropriate discount rates.

The Company incurred $0 and $400 of acquisition-related expenses during the three and nine months ended September 30, 2015, respectively, that are included in selling, general and administrative expenses in the consolidated statements of operations and comprehensive loss.

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

NEULION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
 (in thousands, except share and per share data)
Information as at September 30, 2016 and for the three and nine months ended
September 30, 2016 and 2015 (unaudited)

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

The fair value of the remaining payments due under the applicable contracts was estimated by calculating the discounted cash flows associated with such future billings. Although the Company has not recognized revenue as it collects the corresponding site license payments under these pre-acquisition contracts, the Company has recognized interest income at the discount rate of the contracts receivable.  Interest income recognized during the three and nine months ended September 30, 2016 was $0 and $19, respectively (three and nine months ended September 30, 2015 were $87 and $257, respectively).

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

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Total revenue	$23,857	$21,901	$74,261	$68,498
Net loss	$(2,715)	$(3,120)	$(1,409)	$(9,075)
Loss per share – basic and diluted	$(0.01)	$(0.01)	$0.00	$(0.04)

The results for the three and nine months ended September 30, 2016 are actual results.

4. Economic Dependence and Concentration of Credit Risk

For the three months ended September 30, 2016, the Ultimate Fighting Championship (“UFC”) accounted for 11% of revenue.  For the nine months ended September 30, 2016, the National Hockey League (“NHL”) accounted for 10% of revenue.  For the three months ended September 30, 2015, LG Electronics accounted for 12% of revenue.  For the nine months ended September 30, 2015, LG Electronics and the NHL accounted for 23% of revenue: 12% and 11%, respectively.

As at September 30, 2016, Samsung Companies, the World Surf League and Rogers Media accounted for 39% of accounts receivable:  11%; 11%; and 17%, respectively.  As at December 31, 2015, Samsung Companies and Toshiba Companies accounted for 33% of accounts receivable:  19% and 14%, respectively.

As at September 30, 2016, the National Football League and the National Basketball Association (“NBA”) accounted for 68% of accounts payable: 25% and 43%, respectively.  As at December 31, 2015, the UFC and the NBA accounted for 51% of accounts payable: 37% and 14%, respectively.

As at September 30, 2016, approximately 64% of the Company’s cash and cash equivalents were held in accounts with U.S. banks that received an A-2 rating from Standard and Poor’s and a P-1 rating from Moody’s.

5. Related Party Transactions

The Company has entered into certain transactions and agreements in the normal course of operations with related parties.  Significant related party transactions are as follows:

NEULION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
 (in thousands, except share and per share data)
Information as at September 30, 2016 and for the three and nine months ended
September 30, 2016 and 2015 (unaudited)

KyLin TV, Inc. (“KyLin TV”)

KyLin TV is an IPTV company that is controlled by Charles B. Wang, a member of the Board of Directors and the husband of the Executive Chair of the Company.  On June 1, 2008, the Company entered into an agreement with KyLin TV to build and deliver the setup and back office operations for KyLin TV’s IPTV service.  Effective April 1, 2012, the Company amended its agreement with KyLin TV, such that, in addition to the services previously provided, KyLin TV was appointed the exclusive distributor of the Company’s business to consumer (“B2C”) IPTV interests.  As exclusive distributor, KyLin TV obtains, advertises and markets all of the Company’s B2C content, in accordance with the terms of the amendment.  Accordingly, KyLin TV records the gross revenues from the Company’s B2C content as well as the associated license fees, whereas the Company records revenues in accordance with the revised fee schedule in the amendment.  The Company also provides and charges KyLin TV for administrative and general corporate support.  The amounts charged for the administrative and general corporate support services provided by the Company for the three and nine months ended September 30, 2016 were $24 and $73, respectively (three and nine months ended September 30, 2015 were $33 and $94, respectively), and were recorded as a recovery in selling, general and administrative expense.

New York Islanders Hockey Club, L.P. (“New York Islanders”)

The Company provides IT-related professional services and administrative services to the New York Islanders, a professional hockey club that is minority-owned by Mr. Wang.

Renaissance Property Associates, LLC (“Renaissance”)

The Company provides IT-related professional services to Renaissance, a real estate management company owned by Mr. Wang.  In June 2009, the Company signed a sublease agreement with Renaissance for office space in Plainview, New York.  The sublease agreement expires in December 2019.  The sublease contains a cancellation option with 6 months’ notice.  Rent expense paid by the Company to Renaissance for the three and nine months ended September 30, 2016 of $170 and $395, respectively (three and nine months ended September 30, 2015 were $108 and $323), inclusive of taxes and utilities, is included in selling, general and administrative expense.

Smile Train, Inc. (“Smile Train”)

The Company provides IT-related professional services to Smile Train, a public charity whose founder and significant benefactor is Mr. Wang.

The Company recognized revenue from related parties as follows:
	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

KyLin TV	$90	$121	$274	$459
New York Islanders	69	71	209	221
Renaissance	30	30	90	90
Smile Train	24	24	72	72
	$213	$246	$645	$842

The amounts due from (to) related parties are as follows:
	As of
	September 30,	December 31,
	2016	2015

Renaissance	$-	$(18)
KyLin TV	378	304
	$378	$286

NEULION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
 (in thousands, except share and per share data)
Information as at September 30, 2016 and for the three and nine months ended
September 30, 2016 and 2015 (unaudited)

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

The following table summarizes the securities convertible into common stock that were outstanding as at September 30, 2016 and 2015. The underlying shares of common stock were not included in the computation of diluted loss per share for the three and nine months ended September 30, 2016 and 2015 because their effect would have been anti-dilutive.
	September 30,
	2016	2015

Class 3 Preference Shares	-	17,176,818
Class 4 Preference Shares	-	10,912,265
Stock options – Amended and Restated 2012 Omnibus Securities and Incentive Plan	23,779,350	21,817,795
Restricted stock – Amended and Restated 2012 Omnibus Securities and Incentive Plan	9,240,500	4,500,000
Stock options – Fourth Amended and Restated Stock Option Plan	2,058,750	4,895,300
Warrants	1,924,741	1,924,741
	37,003,341	61,226,919

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

8. Segmented Information

The Company’s assets and operations are located primarily in the United States. The Company operates in one segment. Our chief operating decision-maker reviews our operating results on an aggregate basis and manages our operations as a single operating segment.  Total revenue from customers, based on the location of the customers, was as follows:

	Three months ended September 30,				Nine months ended September 30,
	2016		2015		2016		2015

North America	$15,807	66%	$14,312	65%	$49,056	66%	$44,517	67%
Asia	5,104	21%	5,280	24%	16,317	22%	14,380	22%
Europe	2,543	11%	1,444	7%	6,791	9%	4,617	7%
Australia	403	2%	865	4%	2,097	3%	2,745	4%
	$23,857	100%	$21,901	100%	$74,261	100%	$66,259	100%

As at September 30, 2016 and December 31, 2015, the value of property and equipment at locations outside the U.S. was not material.

9. Income Taxes

The tax provision for the three and nine months ended September 30, 2016 was $1,155 and $3,033, respectively, compared to $1,241 and $3,329 for the three and nine months ended September 30, 2015.  The provision for income taxes during 2016 is primarily comprised of current and deferred tax expense in the U.S. and in profitable cost-plus foreign jurisdictions, and foreign withholding taxes.  The difference between the tax provision and the expected statutory rate is primarily due to losses in foreign jurisdictions without tax benefit and non-deductible expenses.  The provision for income taxes during 2015 is primarily comprised of current and deferred tax expense in profitable cost-plus foreign jurisdictions, changes in deferred tax liabilities that cannot be offset by deferred tax assets, and foreign withholding taxes.

NEULION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
 (in thousands, except share and per share data)
Information as at September 30, 2016 and for the three and nine months ended
September 30, 2016 and 2015 (unaudited)

At December 31, 2015, based on the weight of available evidence, including profitability in recent periods and the availability of expected future taxable income, the Company concluded that it was more likely than not that the benefits of federal deferred income tax assets will be realized. Accordingly, the Company reduced the valuation allowances on its federal and some state deferred income tax assets.  As of September 30, 2016, the Company continues to maintain a valuation allowance to offset certain foreign and state deferred income tax assets, as realization of such assets does not meet the more-likely-than-not threshold.

The Company does not believe there are any material uncertain tax provisions under Accounting Standards Codification 740, “Income Taxes”.  The Company's federal and state tax returns remain open for the years 2012, 2013, 2014, 2015 and 2016.

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

From April to August 2016, a broker on behalf of the Company purchased 3,974,004 shares of the Company’s common stock at a total cost of $3,450.  The Company settled with the broker and cancelled these shares prior to September 30, 2016.

In September 2016, a broker on behalf of the Company purchased 699,100 shares of the Company’s common stock at a total cost of $633.  The Company settled with the broker and cancelled these shares on October 6, 2016.

In October 2016, a broker on behalf of the Company purchased 562,300 shares of the Company’s common stock at a total cost of $411.  The Company intends to settle with the broker and cancel these shares in November 2016.

11. Subsequent Event

On October 13, 2016, the Company, through a wholly-owned subsidiary, purchased an approximately 50,000-square-foot office building in Melville, New York to serve as its new headquarters.  The Company expects to relocate to the new building from its current leased office space in Plainview, New York in the second half of 2017.  The purchase price was $7,300.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion and analysis (“MD&A”) of the financial condition and results of operations of the Company should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes for the three and nine months ended September 30, 2016 and 2015, which have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”).  All dollar amounts are in U.S. dollars (“US$” or “$”) unless stated otherwise.  As at October 31, 2016, the Bank of Canada noon rate for conversion of United States dollars to Canadian dollars (“CDN$”) was US$1 to CDN$1.3403.

Our MD&A is intended to enable readers to gain an understanding of our current operating results and financial position. To do so, we provide information and analysis comparing the results of operations and financial position for the current period to those of the preceding comparable period. We also provide analysis and commentary that we believe is required to assess our future prospects. Accordingly, certain sections of this report contain forward-looking statements that are based on current plans and expectations. These forward-looking statements are affected by risks and uncertainties that are discussed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, and below in the section titled “Cautions Regarding Forward-Looking Statements,” and that could have a material impact on future prospects. Readers are cautioned that actual results could vary from those forecasted in this MD&A.

Cautions Regarding Forward-Looking Statements

This MD&A contains certain forward-looking statements that reflect management’s expectations regarding our growth, results of operations, performance and business prospects and opportunities.

Statements about our future plans and intentions, results, levels of activity, performance, goals, achievements or other future events constitute forward-looking statements. Wherever possible, words such as “may,” “will,” “should,” “could,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict” or “potential,” or the negative or other variations of these words, or similar words or phrases, have been used to identify these forward-looking statements. These statements reflect management’s current beliefs and are based on information available to management as of the date of this Quarterly Report on Form 10-Q.

Forward-looking statements involve significant risk, uncertainties and assumptions. Although the forward-looking statements contained in this MD&A are based upon what management believes to be reasonable assumptions, we cannot assure readers that actual results will be consistent with these forward-looking statements. These forward-looking statements are made as of the date of this Quarterly Report on Form 10-Q and we assume no obligation to update or revise them to reflect new events or circumstances, except as required by law. Many factors could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements that may be expressed or implied by such forward-looking statements, including: our ability to derive anticipated benefits from the acquisitions of DivX Corporation (“DivX”) and Saffron Digital Limited (“Saffron Digital”); our ability to realize some or all of the anticipated benefits of our partnerships; our ability to increase revenue; general economic and market segment conditions; our customers’ subscriber levels and financial health; our ability to pursue and consummate acquisitions in a timely manner; our continued relationships with our customers; our ability to negotiate favorable terms for contract renewals; competitor activity; product capability and acceptance rates; technology changes; regulatory changes; foreign exchange risk; interest rate risk; and credit risk. These factors should be considered carefully and readers should not place undue reliance on the forward-looking statements. A more detailed assessment of the risks that could cause actual results to materially differ from current expectations is contained in Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

On June 23, 2016, the United Kingdom (“UK”) held a referendum in which voters approved an exit from the European Union (“EU”), commonly referred to as “Brexit.”  The referendum is non-binding; however, if passed into law, negotiations would begin to determine the future terms of the UK’s relationship with the EU, including the terms of trade between those two entities.  While the future effects of Brexit are unknown, the announcement that the referendum had passed caused significant volatility in global stock markets and currency exchange rate fluctuations, and it is possible that these will reoccur from time to time and that there will be increased legal and regulatory complexities in relation to Brexit.  We do not anticipate at this time that Brexit will have a material impact on our business.

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

Enterprises throughout the entire digital video ecosystem use our solutions to better grow, engage and monetize their customer bases. The NeuLion Digital Platform offers content owners and rights holders a highly-configurable and scalable suite of digital technologies, together with services for back-end content preparation, management, secure delivery and monetization, in an end-to-end solution that addresses the complexities associated with successfully streaming and marketing their content.  Our comprehensive solution suite also includes our DivX video solution that allows consumer electronics (“CE”) manufacturers to provide a secure, high-quality video experience and premium screen resolution, up to Ultra HD/4K, across virtually all content formats, for a wide range of connected devices.

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

We were incorporated as Jump TV Inc. on January 14, 2000 under the Canada Business Corporations Act. We have traded on the TSX since August 9, 2006.  In October 2008, Jump TV Inc. completed a merger with the company now known as NeuLion USA, Inc. pursuant to which it became our wholly-owned subsidiary.  The merger was accounted for as a reverse takeover.  In July 2009, our Registration Statement on Form 10 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), was declared effective by the SEC and we changed our corporate name to NeuLion, Inc.  On November 30, 2010, we were domesticated under Delaware law. On January 30, 2015, we consummated the acquisition of DivX, which creates, distributes, and licenses digital video technologies for PCs, smart TVs, and mobile devices.  MainConcept, its subsidiary, provides high-quality video compression-decompression, or codec, software libraries and products to consumer electronics manufacturers, broadcasters, video solution developers and others.  On June 3, 2016, we completed the acquisition of Saffron Digital in an all-cash asset transaction for total consideration of $9.0 million, of which $7.5 million was paid on closing and $1.5 million was paid in September 2016.

Key Performance Metrics

We regularly review a number of performance indicators, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions.

After DivX was acquired by NeuLion on January 30, 2015, the purchase price allocation on the acquisition date included an adjustment to record the fair value of assumed contractual payments due to DivX for which no or little additional obligations existed in order to receive such payments. These contractual payments are for fixed multi-year site licenses and unbilled per unit royalties for units shipped prior to the acquisition.  Prior to the acquisition, revenue relating to such transactions was recognized during the period in which such customers reported the number of royalty-eligible units that they had shipped. Revenues from annual or other license fees are recognized based on the specific terms of the license arrangement.  For instance, some of DivX’s large CE customers have entered into agreements for which they have the right to ship an unlimited number of units over a specified term for a flat fee. We record the fees associated with these arrangements on a straight-line basis over the specified term. Upon closing the acquisition of DivX, because DivX assumed no additional obligations under such contracts, these fixed payments are considered a fixed payment stream, rather than revenue and are therefore treated as accounts receivable as opposed to revenue as part of the purchase accounting.  The fair value of the remaining fixed payments due under the applicable contracts is estimated by calculating the discounted cash flows associated with such fixed payments. The reduction in revenues related to the fixed payments being treated as accounts receivable as opposed to revenues has been reflected as a non-GAAP financial measure to include the effect of the excluded revenues to allow investors and analysts to make meaningful comparisons between DivX's ongoing core business operating results and those of other companies.

	3 months ended September 30,			9 months ended September 30,
	2016	2015	% change	2016	2015	% change
Revenue - Pro Forma (amounts in millions)	$23.9	$21.9	9%	$74.3	$68.5	8%

Revenue (GAAP) as reported	$23.9	$21.9		$74.3	$66.3
Revenue (GAAP) DivX (prior to acquisition)	$-	$-		$-	$2.2

We principally use pro forma revenue, in combination with non-GAAP revenue and platform revenue, as described below, to monitor the period-over-period performance of the business. Pro forma revenue reflects the combined revenue of our historical business and our acquired DivX business, adjusted as a result of purchase accounting.  Our pro forma revenue increased by 9% and 8% for the three and nine months ended September 30, 2016, respectively.

	3 months ended September 30,			9 months ended September 30,
	2016	2015	% change	2016	2015	% change
Pro Forma Revenue - non-GAAP (amounts in millions)	$24.0	$25.6	-6%	$75.3	$81.4	-7%

Revenue (GAAP) as reported	$23.9	$21.9		$74.3	$66.3
Revenue (GAAP) DivX (prior to acquisition)	$-	$-		$-	$2.2
Revenue due to purchase accounting adjustment	$0.1	$3.7		$1.0	$12.9

We principally use pro forma non-GAAP revenue, in combination with pro forma revenue and platform revenue, as described above and below, to monitor the period-over-period performance of the business.  Pro forma non-GAAP revenue measures the revenue of our historical business and our acquired DivX business on a combined basis without adjustment for purchase accounting.  There will be no purchase accounting adjustments to revenue in future quarters.  Our pro forma non-GAAP revenue decreased by 6% and 7% for the three and nine months ended September 30, 2016, respectively.  We expect the growth in pro forma non-GAAP revenue to be less than that in our organic revenue growth due to a decline in non-GAAP revenues generated by our DivX and MainConcept revenue streams.  Please see the reconciliation of GAAP Revenue to Pro Forma non-GAAP Revenue, below, for full details.

	3 months ended September 30,			9 months ended September 30,
	2016	2015	% change	2016	2015	% change
Revenue - NeuLion Digital Platform (amounts in millions)	$16.3	$14.3	14%	$50.4	$46.3	9%

We expect our revenue from our NeuLion Digital Platform to grow faster than revenue from our other solutions as we add new customers and increase the variable revenue we realize from existing customers.  As a result, we expect our platform revenue to continue to grow in absolute dollars and as a percentage of revenue.  Our platform revenue grew by 14% and 9% for the three and nine months ended September 30, 2016, respectively.  Our platform revenue is seasonal, related to the timing and size of events that our customers deliver through our solution.  The fourth quarter has historically been our highest revenue quarter, but this seasonality may change as we add new customers and events.

	3 months ended September 30,		9 months ended September 30,
	2016	2015	2016	2015
Pro Forma Cost of Revenue as a % of Pro Forma non-GAAP Revenue	18%	15%	17%	16%

Cost of revenue consists principally of bandwidth costs paid in connection with our delivery of digital video content, and to a lesser extent, license fees paid to certain customers for whom we recognize revenue on a gross basis.  We use cost of revenue as a percent of revenue, together with adjusted EBITDA, to measure the operating performance of our business.  Historically, we have been able to reduce our cost of revenue as a percent of revenue as we have increased the digital video content we deliver on the NeuLion Digital Platform and as a result of the acquisition of DivX.  Our cost per unit of bandwidth decreases as we deliver more digital video content.  Our cost of revenue as a percentage of revenue going forward will also be effected by our revenue mix.

	3 months ended September 30,			9 months ended September 30,
	2016	2015	% change	2016	2015	% change
Pro Forma Adjusted EBITDA (amounts in millions)	$2.3	$5.0	-54%	$12.7	$16.0	-21%

We monitor pro forma adjusted EBITDA, together with cost of revenue as a percent of revenue, to measure the operating performance of our business.  We expect adjusted EBITDA to improve over time as we grow our revenue and improve our operating performance, but adjusted EBITDA as a percent of revenue will vary based on the timing of revenue and expenses.  Refer to Reconciliation of GAAP Net Loss to Pro Forma Adjusted EBITDA, below, for full details.

Reconciliation of GAAP Revenue to Pro Forma Non-GAAP Revenue (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

GAAP Revenue	$23,857	$21,901	$74,261	$66,259

Pro forma adjustment	-	-	-	2,239

Pro Forma GAAP Revenue	$23,857	$21,901	$74,261	$68,498

Revenue excluded due to purchase accounting	68	3,741	1,015	12,937

Pro Forma Non-GAAP Revenue	$23,925	$25,642	$75,276	$81,435

Reconciliation of GAAP Net Loss to Pro Forma Adjusted EBITDA (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

Consolidated Net Loss on a GAAP basis	$(2,715)	$(3,120)	$(1,409)	$(6,851)

Pro forma adjustment	-	-	-	(2,225)

Consolidated Net Loss on a Pro Forma GAAP basis	$(2,715)	$(3,120)	$(1,409)	$(9,076)

Revenue excluded due to purchase accounting	68	3,741	1,015	12,937
Depreciation and amortization	2,401	2,046	6,499	6,167
Stock-based compensation	1,361	921	3,489	1,843
Acquisition-related expenses	-	-	102	360
Gain on revaluation of convertible note derivative	-	-	-	(507)
Income tax expense	1,155	1,241	3,033	3,942
Investment income and foreign exchange (gain) loss	53	133	(73)	349

Pro Forma Adjusted EBITDA	$2,323	$4,962	$12,656	$16,015

We report Pro Forma Non-GAAP Revenue and Pro Forma Adjusted EBITDA because they are key measures used by management to evaluate our results and make strategic decisions about the Company, including potential acquisitions. Pro Forma Non-GAAP Revenue represents GAAP revenue as if the acquisition of DivX occurred at the beginning of the period and before purchase price accounting adjustments as a result of the acquisition of DivX. Pro Forma Adjusted EBITDA represents net income (loss) as if the acquisition of DivX occurred at the beginning of the period before interest, income taxes, depreciation and amortization, stock-based compensation, acquisition-related expenses, purchase accounting adjustments, gain on revaluation of convertible note derivative, investment income and foreign exchange gain/loss. These measures do not have any standardized meaning prescribed by U.S. GAAP and therefore are unlikely to be comparable to the calculation of similar measures used by other companies, and should not be viewed as an alternative to measures of financial performance or changes in cash flows calculated in accordance with U.S. GAAP.

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

Cost and Expenses

Cost of revenue

Cost of revenue consists principally of bandwidth costs paid in connection with our distribution of digital video content and, to a lesser extent, license fees paid for which we recognize revenue on a gross basis.  Cost of revenue excludes amortization and depreciation and labor costs.

Our cost of revenue as a percentage of revenue going forward will depend primarily on our revenue mix.

Selling, general and administrative expenses, including stock-based compensation

Selling, general and administrative expenses, including stock-based compensation, or SG&A expenses, include wages and benefits, stock-based compensation, facilities expenses, professional fees, marketing costs, travel expenses, rent, office supplies, corporate IT services, credit card processing fees and other general operating expenses. Historically, approximately 65% of SG&A has consisted of wages and benefits for our employees.

We expect SG&A expenses to increase in absolute dollars as we add personnel, increase our spending on sales and marketing and grow our business; however, we expect SG&A expenses to decline as a percent of revenue over time.

Research and development

Research and development expenses consist primarily of wages and benefits for research and development personnel.  Historically, approximately 90% of research and development expenses has consisted of wages and benefits for our employees.

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended September 30, 2016 to Three Months Ended September 30, 2015 (unaudited)

Our condensed consolidated financial statements for the three months ended September 30, 2016 and 2015 have been prepared in accordance with U.S. GAAP. A comparison of our results of operations for those periods is as follows (amounts in thousands):

	3 months ended September 30,
	2016	2015
Revenue	$23,857	$21,901

Costs and expenses
Cost of revenue, exclusive of depreciation and
amortization shown separately below	4,322	3,863
Selling, general and administrative, including
stock-based compensation	13,429	11,150
Research and development	5,212	6,589
Depreciation and amortization	2,401	2,045
	25,364	23,647
Operating loss	(1,507)	(1,746)
Other expense	(53)	(134)
Net and comprehensive loss before income taxes	(1,560)	(1,880)
Income taxes	(1,155)	(1,240)
Net and comprehensive loss	$(2,715)	$(3,120)

Revenue

Revenue increased to $23.9 million for the three months ended September 30, 2016 from $21.9 million for the three months ended September 30, 2015.  The $2.0 million improvement was the result of an increase in revenues from our NeuLion Digital Platform.

Cost of Revenue

Cost of revenue increased to $4.3 million for the three months ended September 30, 2016 from $3.9 million for the three months ended September 30, 2015.  Cost of revenue as a percentage of revenue was 18% for both the three months ended September 30, 2015 and 2016.

Selling, general and administrative expenses, including stock-based compensation

Selling, general and administrative expenses, including stock-based compensation, increased by $2.3 million, or 20%, from $11.1 million for the three months ended September 30, 2015, to $13.4 million for the three months ended September 30, 2016.  The individual variances are as follows:

• Wages and benefits increased from $7.1 million for the three months ended September 30, 2015 to $8.2 million for the three months ended September 30, 2016.   The $1.1 million increase was primarily the result of severance payments paid during the quarter and the acquisition of Saffron Digital.

• Stock-based compensation increased from $0.9 million for the three months ended September 30, 2015 to $1.4 million for the three months ended September 30, 2016.  The $0.5 million increase was primarily the result of additional stock option and restricted stock unit grants.

• Professional fees were $1.0 million for both the three months ended September 30, 2015 and 2016.

• Office facilities expenses increased from $0.5 million for the three months ended September 30, 2015 to $0.8 million for the three months ended September 30, 2016.  The $0.3 million increase was primarily the result of facility costs associated with the acquisition of Saffron Digital.

• Other SG&A expenses increased from $1.6 million for the three months ended September 30, 2015 to $2.0 million for the three months ended September 30, 2016.  Other SG&A expenses include travel expenses, rent, office supplies, corporate IT services, credit card processing fees and other general operating expenses.

Research and development

Research and development costs decreased from $6.6 million for the three months ended September 30, 2015 to $5.2 million for the three months ended September 30, 2016.  The $1.4 million decrease was primarily a result of a reduction in headcount due to redundancy associated with the acquisition of DivX.

Depreciation and amortization

Depreciation and amortization increased from $2.0 million for the three months ended September 30, 2015 to $2.4 million for the three months ended September 30, 2016.  The $0.4 million increase was primarily the result of amortization of intangibles associated with the acquisition of Saffron Digital.

Income taxes

The tax provision was $1.2 million for both the three months ended September 30, 2015 and 2016.  The provision for income taxes during 2016 is primarily comprised of current and deferred tax expense in the U.S. and in profitable cost-plus foreign jurisdictions, and foreign withholding taxes. The difference between the tax provision and the expected statutory rate is primarily due to losses in foreign jurisdictions without tax benefit and non-deductible expenses.  The provision for income taxes during 2015 is primarily comprised of current and deferred tax expense in profitable cost-plus foreign jurisdictions, changes in deferred tax liabilities that cannot be offset by deferred tax assets, and foreign withholding taxes.

At December 31, 2015, based on the weight of available evidence, including profitability in recent periods and the availability of expected future taxable income, we concluded that it is more likely than not that the benefits of federal deferred income tax assets will be realized. Accordingly, we reduced the valuation allowances on our federal and some state deferred income tax assets.  As of September 30, 2016, we continue to maintain a valuation allowance to offset certain foreign and state deferred income tax assets, as realization of such assets does not meet the more-likely-than-not threshold.

Comparison of Nine Months Ended September 30, 2016 to Nine Months Ended September 30, 2015 (unaudited)

Our condensed consolidated financial statements for the nine months ended September 30, 2016 and 2015 have been prepared in accordance with U.S. GAAP. A comparison of our results of operations for those periods is as follows (amounts in thousands):
	9 months ended September 30,
	2016	2015 (1)
Revenue	$74,261	$66,259

Costs and expenses
Cost of revenue, exclusive of depreciation and
amortization shown separately below	13,108	12,404
Selling, general and administrative, including
stock-based compensation	38,252	32,455
Research and development	14,851	19,384
Depreciation and amortization	6,499	5,633
	72,710	69,876
Operating income (loss)	1,551	(3,617)
Other income	73	95
Net and comprehensive income (loss) before income taxes	1,624	(3,522)
Income taxes	(3,033)	(3,329)
Net and comprehensive loss	$(1,409)	$(6,851)

(1) Results for the nine months ended September 30, 2015 include only eight months of DivX as the acquisition occurred on January 30, 2015.

Revenue

Revenue increased to $74.3 million for the nine months ended September 30, 2016 from $66.3 million for the nine months ended September 30, 2015.  The $8.0 million improvement was primarily the result of an increase in revenues from our NeuLion Digital Platform of $4.1 million and from our CE and MainConcept revenue streams of $3.9 million.  Revenue for the nine months ended September 30, 2015 includes only eight months of CE and MainConcept revenue as the acquisition of DivX occurred on January 30, 2015.

Cost of Revenue

Cost of revenue increased to $13.1 million for the nine months ended September 30, 2016 from $12.4 million for the nine months ended September 30, 2015.  Cost of revenue as a percentage of revenue improved from 19% for the nine months ended September 30, 2015 to 18% for the nine months ended September 30, 2016.

Selling, general and administrative expenses, including stock-based compensation

Selling, general and administrative expenses, including stock-based compensation, increased by $5.8 million, or 18%, from $32.5 million for the nine months ended September 30, 2015, to $38.3 million for the nine months ended September 30, 2016.  The increase was primarily the result of the acquisition of DivX on January 30, 2015, whose results are only included for eight months in the prior period versus nine months in the current period and the acquisition of Saffron Digital on June 3, 2016.  The individual variances are as follows:

• Wages and benefits increased from $21.0 million for the nine months ended September 30, 2015 to $24.6 million for the nine months ended September 30, 2016.  The increase was primarily the result of the acquisitions of DivX that occurred on January 30, 2015 and Saffron Digital that occurred on June 3, 2016.

 • Stock-based compensation increased from $1.8 million for the nine months ended September 30, 2015 to $3.5 million for the nine months ended September 30, 2016.  The $1.7 million increase was primarily the result of additional stock option and restricted stock unit grants.

• Professional fees increased from $2.4 million for the nine months ended September 30, 2015 to $2.9 million for the nine months ended September 30, 2016.

• Office facilities expenses increased from $1.5 million for the nine months ended September 30, 2015 to $1.9 million for the nine months ended September 30, 2016.  The increase was primarily the result of the facility costs incurred as a result of the acquisitions of DivX that occurred on January 30, 2015 and Saffron Digital that occurred on June 3, 2016.

• Other SG&A expenses decreased from $5.8 million for the nine months ended September 30, 2015 to $5.4 million for the nine months ended September 30, 2016.  Other SG&A expenses include travel expenses, rent, office supplies, corporate IT services, credit card processing fees and other general operating expenses.

Research and development

Research and development costs decreased from $19.4 million for the nine months ended September 30, 2015 to $14.9 million for the nine months ended September 30, 2016.  The $4.5 million decrease was primarily a result of a reduction in headcount due to redundancy associated with the acquisition of DivX.

Depreciation and amortization

Depreciation and amortization increased from $5.6 million for the nine months ended September 30, 2015 to $6.5 million for the nine months ended September 30, 2016.  The increase was primarily the result of amortization of intangibles associated with the acquisitions of DivX that occurred on January 30, 2015 and Saffron Digital that occurred on June 3, 2016.

Income taxes

The tax provision for the nine months ended September 30, 2016 was $3.0 million, compared to $3.3 million for the nine months ended September 30, 2015.  The provision for income taxes during 2016 is primarily comprised of current and deferred tax expense in the U.S. and in profitable cost-plus foreign jurisdictions, and foreign withholding taxes. The difference between the tax provision and the expected statutory rate is primarily due to losses in foreign jurisdictions without tax benefit and non-deductible expenses.  The provision for income taxes during 2015 is primarily comprised of current and deferred tax expense in profitable cost-plus foreign jurisdictions, changes in deferred tax liabilities that cannot be offset by deferred tax assets, and foreign withholding taxes.

At December 31, 2015, based on the weight of available evidence, including profitability in recent periods and the availability of expected future taxable income, we concluded that it is more likely than not that the benefits of federal deferred income tax assets will be realized. Accordingly, we reduced the valuation allowances on our federal and some state deferred income tax assets.  As of September 30, 2016, we continue to maintain a valuation allowance to offset certain foreign and state deferred income tax assets, as realization of such assets does not meet the more-likely-than-not threshold.

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

SG&A expenses are the highest in the fourth quarter, primarily as a result of additional employees needed to support the heightened business activity during that quarter. We expect SG&A expenses to increase in absolute dollars as we add personnel, increase our spending on sales and marketing and grow our business; however, we expect SG&A expenses to decline as a percent of revenue over time.

Research and development expenses have been fairly stable for most quarters presented. We expect research and development expenses to increase in absolute dollars as we continue to add personnel to enhance and grow our solutions; however, we expect research and development expenses to decline as a percent of revenue over time.

LIQUIDITY AND CAPITAL RESOURCES

Our cash position was $69.6 million at September 30, 2016.  During the nine months ended September 30, 2016, we generated $30.3 million from operating activities, which included cash of $21.8 million from changes in operating assets and liabilities. Cash used in investing activities included $9.0 million for the acquisition of Saffron Digital and $2.1 million used to purchase fixed assets.  Of that $2.1 million, $0.6 million was used to purchase a software license; we do not expect to incur a similar type cost in the near future.  Cash used in financing activities included $3.5 million used for our share repurchase program offset by $0.5 million received on the exercise of stock options.

On October 13, 2016, through a wholly-owned subsidiary, we purchased an approximately 50,000-square-foot office building in Melville, New York to serve as our new headquarters.  We expect to relocate to the new building from our current leased office space in Plainview, New York in the second half of 2017.  The purchase price was $7.3 million.

As of September 30, 2016, our principal sources of liquidity included cash and cash equivalents of $69.6 million and trade accounts receivable of $12.3 million, offset by $28.5 million in accounts payable and $12.9 million in accrued liabilities.  We continue to closely monitor our cash balances to ensure that we have sufficient cash on hand to meet our operating needs. Management believes that we have sufficient liquidity to meet our working capital and capital expenditure requirements for at least the next 12 months.

At September 30, 2016, approximately 64% of our cash and cash equivalents were held in accounts with a U.S. bank that received an A-2 rating from Standard and Poor’s and a P-1 rating from Moody’s. We believe that this U.S. financial institution is secure and that we will be able to access the balance of our bank deposits. Our investment policy is to invest in low-risk short-term investments which are primarily term deposits. We have not had a history of any defaults on these term deposits, nor do we expect any in the future given the short-term maturity of these investments.

Working Capital Requirements

Our net working capital at September 30, 2016 was $32.3 million, a decrease of $6.3 million from the December 31, 2015 net working capital of $38.6 million. Our working capital ratios at September 30, 2016 and December 31, 2015 were 1.6 and 2.2, respectively. Included in current liabilities at September 30, 2016 and December 31, 2015 are approximately $13.1 million and $11.6 million, respectively, of liabilities (deferred revenue) that we do not anticipate settling in cash.

The change in working capital was primarily due to an increase in current assets of $16.4 million and current liabilities of $22.7 million.

Current assets at September 30, 2016 were $86.8 million, an increase of $16.4 million from the December 31, 2015 balance of $70.4 million.  The change was primarily due to an increase in cash and cash equivalents of $16.2 million.  We used $9.0 million to acquire Saffron Digital.

Current liabilities at September 30, 2016 were $54.5 million, an increase of $22.7 million from the December 31, 2015 balance of $31.8 million. The increase was primarily due to an increase in accounts payable of $18.5 million and accrued liabilities of $2.7 million.

Off Balance Sheet Arrangements

We did not have any off balance sheet arrangements as of September 30, 2016.

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

Our Chief Executive Officer, being our principal executive officer, and Chief Financial Officer, being our principal financial officer, with the assistance of other members of our management, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter ended September 30, 2016 (the “Evaluation”).  Based upon the Evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) were effective as of September 30, 2016.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2016, no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) has been identified that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below summarizes the information about repurchases of our common stock during the quarter ended September 30, 2016:

Period	Total Number of Shares Purchased(1)	Weighted Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(1)
July 1, 2016 - July 31, 2016	846,100	$0.77	846,100	$7,788,274
August 1, 2016 - August 31, 2016	678,800	$0.80	678,800	$7,246,039
September 1, 2016 - September 30, 2016	814,800	$0.85	814,800	$6,549,974
Total	2,339,700		2,339,700

(1)
On March 8, 2016, the Company announced that its Board of Directors authorized the repurchase of up to $10 million of the Company’s shares of common stock over the next 12 months through a normal course issuer bid (“NCIB”) for up to 14,109,057 shares of common stock.  On March 24, 2016, the Company announced that it had received the TSX’s approval to commence the NCIB, and that the NCIB would commence on April 1, 2016.  Repurchases are made by a broker on behalf of the Company in open market transactions pursuant to an automatic repurchase plan meeting the requirements of Rule 10b5-1 under the Exchange Act and subject to certain daily limits, and the Company settles with the broker after each month’s end.  The NCIB will terminate on March 31, 2017 or on such earlier date as the purchases under the NCIB are completed or as the Company may otherwise determine.

(2)	The weighted average price paid per share of common stock includes the cost of commissions.

Item 6.	Exhibits

(b)   Exhibits

The exhibits listed below are filed as part of this report.

Exhibit No.	Description

31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32**	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith. As provided in Item 601(b)(32) of Regulation S-K, this certification will not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEULION, INC.

Date: November 3, 2016	By: /s/ Roy E. Reichbach
Name: Roy E. Reichbach
Title: Chief Executive Officer

Date: November 3, 2016	By: /s/ Trevor Renfield
Name: Trevor Renfield
Title: Chief Financial Officer