Form 10-K
period 2016-12-31
NEULION, INC.
filed 2017-03-01
CIK 1387713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $67,708,151.

As of February 27, 2017, there were 278,380,918 shares of the registrant’s common stock, $0.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to its 2017 Annual Meeting of Stockholders, which definitive proxy statement (the “Proxy Statement”) shall be filed with the Securities and Exchange Commission (the “SEC”) within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

NeuLion, Inc.

PART I

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains certain forward-looking statements that reflect management’s expectations regarding our growth, results of operations, performance and business prospects and opportunities.

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

Forward-looking statements involve significant risks, uncertainties and assumptions.  Although the forward-looking statements contained in this Annual Report on Form 10-K are based upon what management believes to be reasonable assumptions, we cannot assure readers that actual results will be consistent with these forward-looking statements.  These forward-looking statements are made as of the date of this Annual Report on Form 10-K and we assume no obligation to update or revise them to reflect new events or circumstances, except as required by law.  Many factors could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements that may be expressed or implied by such forward-looking statements, including:  our ability to derive anticipated benefits from the acquisition of DivX Corporation (“DivX”) and Saffron Digital Limited (“Saffron Digital”); our ability to realize some or all of the anticipated benefits of our partnerships; our ability to increase revenue; general economic and market segment conditions; our customers’ subscriber levels and financial health; our ability to pursue and consummate acquisitions in a timely manner; our continued relationships with our customers; our ability to negotiate favorable terms for contract renewals; competitor activity; product capability and acceptance rates; technology changes; regulatory changes; foreign exchange risk; interest rate risk; and credit risk.  These factors should be considered carefully and readers should not place undue reliance on the forward-looking statements.  A more detailed assessment of the risks that could cause actual results to materially differ from current expectations is contained in Item 1A, “Risk Factors.”

ITEM 1.	Business

Overview

NeuLion, Inc. (“NeuLion,” the “Company,” “we,” “us” or “our”) is a leading provider of enterprise digital video solutions with the mission to deliver and enable the highest quality live and on-demand digital video content experiences anywhere and on any device.  Our flagship solution, the NeuLion Digital Platform, is a proprietary, cloud-based, fully integrated, turnkey solution that enables the delivery and monetization of digital video content.

Enterprises throughout the entire digital video ecosystem use our solutions to better grow, engage and monetize their customer bases.  The NeuLion Digital Platform offers content owners and rightsholders a highly configurable and scalable suite of digital technologies, together with services for back-end content preparation, management, secure delivery and monetization, in an end-to-end solution that addresses the complexities associated with successfully streaming and marketing their content.  Our solutions also include our NeuLion consumer electronics (“CE”) technologies, which allow CE manufacturers to provide a secure, high quality video experience with premium screen resolution, up to Ultra HD/4K, across virtually all content formats, for a wide range of connected devices.  Additionally, NeuLion offers a library of high quality video compression-decompression programs, or codecs, that we license under the MainConcept brand.  Our codecs are used by leading technology companies to encode and decode audio and video files.  All three solutions comprise the entire digital video ecosystem.

We primarily generate revenue by offering the NeuLion Digital Platform on a subscription license basis.  Our revenue is generated from fees determined by the number of events and linear channels we stream, the number of connected devices we enable, and variable fees determined by the volume of digital video content we deliver and/or the end user revenue generated by our customers.  We also generate revenue from licensing our NeuLion technologies, including our CE software development kit, or SDK, to CE manufacturers and our MainConcept technologies to video solution developers and others.

We believe that the proliferation of Internet-connected devices, the increasing amount of digital video content, the growth in video consumption, particularly sports and entertainment content, on mobile and other connected devices and the demand for continually improving and personalizing viewing experiences will be the principal drivers of our growth.  As enterprises continue to struggle with the complexities of managing growing libraries of digital content, creating compelling branded user experiences and delivering those experiences across a wide range of connected devices in high-quality resolutions, our comprehensive suite of products and focus on innovation will allow us to increase revenues from existing customers and expand our customer base in the Americas, Europe and beyond.

On November 30, 2010, we were domesticated under Delaware law, having originally incorporated as Jump TV Inc. on January 14, 2000 under the Canada Business Corporations Act.  In July 2009, we changed our corporate name to NeuLion, Inc.  In January 2015, we consummated the acquisition of DivX, which creates, distributes, and licenses digital video technologies for PCs, smart TVs, and mobile devices.  Its subsidiary, MainConcept, provides codecs and other software products to CE manufacturers, broadcasters, video solution developers and others.  In June 2016, the Company acquired the assets of Saffron Digital.  The Saffron Digital solution, which has been integrated into the NeuLion Digital Platform, helps customers build digital video services for entertainment delivered over-the-top to Internet-connected devices.  These digital video services support advanced implementations of subscription video on demand, electronic sell-through and advertising-supported video.

We have traded on the Toronto Stock Exchange (“TSX”) since August 9, 2006.

Products and Technology

The NeuLion Digital Platform, coupled with NeuLion CE and MainConcept technologies, empower the entire video ecosystem.

NeuLion Digital Platform

NeuLion has developed its own proprietary end-to-end turnkey video distribution platform, called the NeuLion Digital Platform, that provides digital video broadcasting and distribution of live and on-demand sports and entertainment content to any connected device, and also enables the monetization of that content.  A flexible solution that spans the entire digital video workflow and supports the latest technologies, the NeuLion Digital Platform enables global content owners and rightsholders to ingest, encode, manage, deliver, monetize and analyze the performance of their live and on-demand digital video content and delivers the highest quality video, up to Ultra HD/4K, with advanced interactive features.  This product powers the digital experience for leading brands around the world.

NeuLion CE Technologies

NeuLion CE technologies empower connected devices with premium, up to Ultra HD/4K, screen resolution, secured streaming, playback and certification.  Along with offering a rigorous certification process, NeuLion works throughout the consumer electronics ecosystem to certify CE devices that enable high quality (up to Ultra HD/4K), interoperable video playback.  We license NeuLion CE technologies to some of the biggest names in consumer electronics.

MainConcept Technologies

Our MainConcept advanced media processing technologies provide video integrators with an extensive library of industry-approved digital video components, from codecs used to implement their own encoding solutions to support for next-generation standards.  These technologies provide advanced video/audio playback solutions that can be integrated into third party software applications, delivering plug-ins for a wide variety of video/audio encoding, decoding and transcoding while providing extensive audiovisual codec and format support for the video industry and third-party integrators.  Our MainConcept technologies are a leading set of video and audio codec solutions.

New Development

Next month, at the National Association of Broadcasters show in Las Vegas, Nevada, we will be demonstrating an enhancement to the NeuLion Digital Platform.  NeuLion ACE Analytics offers our customers and prospects the latest advances in data analytics.  NeuLion collects live and on demand “watch data” for the benefit of our OTT and TV Everywhere customers who have licensed the NeuLion Digital Platform.  We have been beta testing NeuLion ACE Analytics with several of our customers.  The new product will offer our customers advanced analytics dashboards that will help target and segment possible new subscriber activations for their services and also pinpoint possible subscriber churn segments.  NeuLion ACE Analytics will be made available to all NeuLion Digital Platform customers.

Customers

We have enterprise customers in three broad categories:  content owners and rightsholders; CE manufacturers; and video integrators.  Relationships with our content owner and rightsholder customers, which include entertainment, professional sports (both leagues and teams), college sports (both schools and conferences) and broadcaster/operator customers, generally involve entering into software license, distribution and service agreements to provide end-to-end solutions for the delivery of their content.  We license our NeuLion CE technologies to CE manufacturers to enable their devices to deliver high quality, secure consumer video experiences.  Video integrators, such as enterprise software providers, license our MainConcept technologies to enable their software and hardware solutions with advanced video and audio content processing capabilities.

Customer Dependence

For the year ended December 31, 2016, no customer accounted for 10% or more of revenue.  For the year ended December 31, 2015, the National Hockey League (“NHL”) and LG Electronics accounted for 12% and 11% of revenue, respectively.  For the year ended December 31, 2014, the NHL accounted for 18% of revenue.

As at December 31, 2016, Samsung Companies and World Surf League accounted for 15% and 13% of accounts receivable, respectively.  As at December 31, 2015, Samsung Companies and Toshiba Companies accounted for 19% and 14% of accounts receivable, respectively.

In 2016, the NHL transitioned its NHL GameCenter Live digital services to a third party in connection with a media rights transaction.  We continue to provide some digital video and consulting services to the NHL.

Sales and Marketing

Our sales team is responsible for acquiring new customers and growing our relationships with existing customers.  Our sales efforts are focused on three main geographic regions:  the Americas; Europe; and Asia.  During 2016, we substantially increased our sales team headcount and expanded our offices globally.  We intend to continue to increase our sales force to allow us to pursue many of the available opportunities for growth within and outside of our existing geographic markets.

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

Competition

Despite the barriers to entry created by the sizable technology investment required to deliver and monetize live and on-demand interactive content to connected devices, the overall market for digital content publishing and delivery solutions is rapidly evolving and highly competitive.  Our competitors vary for each of our solutions and include companies that build, license and deploy digital video content management services such as MLB Advanced Media and Verizon Digital Media Services, point solution providers such as Brightcove, Kaltura, Ooyala and Adobe, and in-house technology teams.  We also see indirect competition from media technology companies, such as Hulu, YouTube, Netflix, Amazon and sports/entertainment networks, who develop their own technologies internally and then license content rights from content producers for distribution and monetization on their platforms.  Our prospective customers who are content owners and rightsholders may elect to license and deliver their content via these types of third-party platforms.  We also face competition from companies providing products similar to our NeuLion CE and MainConcept technologies, including digital rights management services offered by Microsoft, Verimatrix and Google.

We believe the principal factors on which we compete in our market include, and our competitive advantages are, the following:

•	Reduced enhancement, integration and innovation complexities;
•	Time to market;
•	Ability to drive new revenue opportunities;
•	Provision of a combination of proprietary technology and operational services;
•	Creation of meaningful experiences that engage, retain and grow viewers;
•	Breadth and depth of product functionality;
•	Superior customer service;
•	Scope of solutions that address the entire media technology ecosystem;
•	Innovation and responsiveness to new market trends; and
•	Integration with third-party applications and technologies.

We believe we compete favorably on the basis of these factors due to our deep experience in the market, and our commitment to and investment in research and development as well as our ability to provide customers of any size with complete, proprietary, integrated turnkey solutions.

Our competitors may have access to other advanced technologies and financial resources not available to us, which may enable these competitors to offer products of greater interest to consumers, acquire content rights or provide their solutions at more competitive costs.  If we are not able to compete successfully in attracting new customers or lose existing customers to our competition, our results of operations could be harmed.

Seasonality

The revenue associated with our sports customers is seasonal because demand for such programming corresponds to the seasons of the sports for which we stream digital video content.  As the majority of our sports contracts contain a variable revenue share or usage component, our revenues are the highest during the first and fourth quarters of the year due to most of our professional sports customers broadcasting the majority of their games during those quarters.  We expect that as we further expand into other streaming areas such as news and entertainment, and into international markets with more sports programming throughout the calendar year, the seasonal nature of our business will decrease.

Intellectual Property

Our ability to protect our intellectual property is an important factor in the success and continued growth of our business.  We protect our intellectual property through trade secrets laws, patents, copyrights, trademarks and contracts.  Some of our technology relies upon third-party licensed intellectual property and open source software.

Through the DivX transaction, we acquired over 100 U.S. and foreign patents and have many more pending patent applications in the U.S. and abroad.  Through the Saffron Digital transaction, we acquired additional pending and issued patents in the U.S., United Kingdom (“U.K.”) and European Union (“E.U.”) that support technologies relevant to our business.  The DivX and Saffron Digital transactions also added hundreds of U.S. and foreign trademark registrations to our trademark portfolio.

We have an active and robust intellectual property protection program.  We are committed to protecting our innovations and brands by filing patent and trademark applications in the United States and any other country that represents an important actual or potential commercial market.

In addition to the foregoing, we have established business procedures designed to maintain ownership and confidentiality of our proprietary information, including the use of confidentiality agreements and assignment-of-inventions agreements with employees, independent contractors, consultants and companies with which we conduct business.  We continue to seek new ways to enhance protections over our proprietary information both in the U.S. and abroad.

Research and Development

Our ability to compete depends in large part on our continuous commitment to research and development, as well as on our ability to continue to innovate and enhance our suite of technologies and solutions.

Our research and development costs primarily consist of wages and benefits for research and development department personnel, who are primarily located in China, Russia and the U.S.  Our research and development expenses were $19.9 million in the year ended December 31, 2016, $24.9 million in the year ended December 31, 2015 and $8.4 million in the year ended December 31, 2014.

Employees

As of February 27, 2017, we had 657 total employees, 552 of whom were full-time employees.  None of our employees is represented by a union or is party to a collective bargaining agreement, and we have not experienced any work stoppages.  We believe we have good relations with our employees.

Financial Information About Geographic Areas

For a discussion of total revenue and assets, based on geographic location, see Note 16 to our financial statements.  For a discussion of any risks attendant to our foreign operations, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Available Information

Our website is www.neulion.com.  We encourage investors and others to use it as a way of easily finding information about us.  We promptly make available on this website, free of charge, the reports that we file with or furnish to the SEC, corporate governance information (including our Board mandate, committee charters and Code of Conduct), and select press releases and social media postings.

Executive Officers

The following sets forth information regarding our executive officers as of March 1, 2017.  The term of each officer is for one year or until a successor is elected.  Officers are normally elected annually.

Nancy Li, 59, has been our Executive Chair since June 2016.  Ms. Li was our Executive Vice Chairman from January 2015 until June 2016 and was our President and Chief Executive Officer from October 2008 through January 2015.  Ms. Li founded NeuLion USA, Inc. (“NeuLion USA”), our wholly-owned subsidiary, and was its Chief Executive Officer since its inception in December 2003 until June 2016.  From 2001 to 2003, Ms. Li established and ran iCan SP, a provider of end-to-end service management software for information technology operations and a wholly-owned subsidiary of CA, Inc.  From 1990 to 2001, Ms. Li was Executive Vice President and Chief Technology Officer for Computer Associates (CA, Inc.’s predecessor), and prior to that held a variety of development and engineering management positions with such company.  Ms. Li is married to Charles B. Wang, a member of our Board of Directors.

Roy E. Reichbach, 54, has been our President and Chief Executive Officer since June 2016.  Mr. Reichbach has been President of NeuLion USA since June 2016.  He was our General Counsel and Corporate Secretary from October 2008 until June 2016 and was the General Counsel and Corporate Secretary of NeuLion USA from 2003 until June 2016.  From 2000 until October 2008, Mr. Reichbach was the General Counsel of the New York Islanders Hockey Club and was responsible for the legal affairs of the club and its affiliated real estate companies.  Mr. Reichbach was also an Alternate Governor of the New York Islanders Hockey Club on the NHL Board of Governors from 2000 until 2016.  From 1994 until 2000, Mr. Reichbach was Vice President - Legal at Computer Associates.

Tim Alavathil, 42, has been our Chief Financial Officer since February 13, 2017.  Mr. Alavathil has been Treasurer of NeuLion USA since February 13, 2017.  Mr. Alavathil was our Chief Accounting Officer from June 2016 to February 13, 2017, our Senior Vice President, Finance from November 2014 to June 2016 and our Director, Financial Reporting and Accounting from March 2006 to October 2014.  Mr. Alavathil is a licensed Chartered Public Accountant in Canada.

Alexander G. Arato, 53, has been our General Counsel since September 2016.  He was Assistant General Counsel - IP for Las Vegas Sands Corp. from May 2015 to August 2016.  From February 2000 until April 2015, he served in several legal roles, culminating in Vice President, Associate General Counsel, at CA, Inc.

Horngwei (Michael) Her, 53, has been our Chief Technology Officer since March 1, 2017.  He was our Co-Chief Technology Officer from January 2015 to March 1, 2017.  He was the Executive Vice President, Research and Development, of NeuLion from October 2008 through January 2015 and has been the Executive Vice President of Research and Development of NeuLion USA since January 2004.  From 2000 to 2003, Mr. Her ran the development team for iCan SP.  Prior to that, he served as Senior Vice President for Research & Development at Computer Associates.  He is also the co-inventor of several computer systems patents.

Ronald Nunn, 64, has been our Executive Vice President, Business Operations since October 2008 and has been the Executive Vice President of Business Operations of NeuLion USA since January 2004.  From 2000 to 2003, Mr. Nunn was in charge of business operations at iCan SP.  Between 1987 and 2000, he held a number of senior management positions at Computer Associates.  From 1982 to 1987, Mr. Nunn directed certain research and development and operating projects with UCCEL (formerly University Computing Company).

J. Christopher Wagner, 57, has been our Executive Vice President, Marketplace Strategy since November 2010 and has been the Executive Vice President of Marketplace Strategy of NeuLion USA since February 2004.  Mr. Wagner was our Executive Vice President of Sales from October 2008 until November 2010.  From 2000 to 2003, he worked as the Chief Executive Officer and member of the Board of Directors of several private equity and venture capital firms, including Metiom Inc., MetaMatrix Inc., Exchange Applications Inc. and Digital Harbor Inc.  From 1984 to 2000, Mr. Wagner held several positions at Computer Associates, culminating in his becoming Executive Vice President and General Manager of Services, responsible for building that company’s Government Partner Program and Global Consulting Business.

ITEM 1A.	Risk Factors

An investment in our common stock is highly speculative and involves a high degree of risk.  The following are specific and general risks and uncertainties that could cause actual results to differ materially from those implied by forward-looking statements contained in this Annual Report on Form 10-K.  If any of the circumstances described in these risk factors actually occurs, or if additional risks and uncertainties not presently known to us or that we do not currently believe to be material in fact occur, our business, financial condition or results of operations could be harmed or otherwise negatively affected, the trading price of our common stock could decline, and you could lose part or all of your investment.

Risks Related to Our Business and Industry

If we are unable to retain our existing customers and grow our customer base, our business would be adversely affected.

Our growth strategy depends on retaining and increasing the number of customers utilizing the NeuLion Digital Platform.  Our customers have no obligation to renew their subscription license contracts upon expiration, and we have experienced losses of customers that elected not to renew. In addition, contracts may not be renewed on equivalent or on more profitable terms. If our customer retention rate decreases, we may need to increase the rate at which we add new customers in order to maintain and grow our revenue, which may require us to incur significantly higher sales and marketing expenses than we currently anticipate. If our customers do not renew their contracts for our services or renew on less favorable terms and we are unable to expand our customer base sufficiently to offset such losses, our revenue will grow more slowly than expected or decline, and our profitability and gross margins will be adversely impacted.

We may not realize the anticipated benefits of Ultra HD/4K video or HEVC technology.

NeuLion CE technologies afford us the opportunity to capitalize on the rapidly accelerating adoption of Ultra HD/4K video and the fast-growing online video market.  Our ability to realize these opportunities may be adversely affected by a lower adoption rate than we anticipate for Ultra HD/4K TV sets, limiting our ability to deliver the 4K content to consumers, and our customers not producing 4K content, all of which could impact our revenues.

High Efficiency Video Codec, or HEVC, also known as H.265, was introduced in 2013.  It is a royalty-based video compression standard that offers substantially improved video quality and bit-rate efficiency compared to previous video compression standards such as Advanced Video Coding, or AVC, also known as H.264.  We license our NeuLion HEVC technologies to our customers in exchange for royalty fees.  Key market barriers for HEVC adoption include patent licensing fragmentation as well as limited Internet browser and device support.  Similar to AVC, HEVC technology is a royalty-based technology that is protected by essential video encoding and decoding patents.  MPEGLA, HEVC Advance and other patent owners presently license these essential patents to industry participants.  Fragmentation amongst essential patent holders, resulting in multiple license models for potential HEVC licensees to consider and over-burdensome cumulative royalty rates, may delay market adoption of HEVC and limit our ability to deliver 4K-related content services and technologies to the market.  HEVC is not natively supported by Internet browsers or mobile operating systems, whereas support for AVC is universally available to date.  If support of HEVC is delayed by Internet companies and mobile device manufacturers, or if they support royalty-free alternatives instead, our customers’ ability to sell premium 4K content to mainstream subscribers will be limited, as will market demand for NeuLion HEVC technologies.  These and other market barriers may impede mass market adoption of HEVC in 2017, and adversely affect the growth we expect in the demand for Ultra HD/4K content, services and technologies provided by NeuLion.

We may have difficulty, and incur substantial costs, in scaling and adapting our existing solutions to accommodate technological advances, customer requirements or increased traffic.

Our future success depends on our ability to adapt to rapidly changing technologies, to adapt our services to evolving industry standards and to improve the performance and reliability of our services.  The delivery of digital content over a broadband network, the Internet and the video entertainment industries in general are characterized by rapid technological change, frequent product innovations, changes in customer requirements and expectations and evolving industry standards.   If we fail to anticipate customers’ changing needs and emerging technological trends, our market share and results of operations could suffer. We must make long-term investments, develop or obtain appropriate intellectual property and commit significant resources before knowing whether our predictions will accurately reflect customer demand for our solutions. If we are unable to extend our core technologies into new applications and products, successfully integrate new technologies into our NeuLion Digital Platform and anticipate or respond to technological changes, the market’s acceptance of our solutions could decline and our results would suffer. Additionally, any delay in the development, production, marketing or offering of a new product or service or enhancement to an existing product or service could result in customer attrition or impede our ability to attract new customers, causing a decline in our revenues, earnings or stock price and weakening our competitive position.

If we fail to adequately expand our direct sales force with qualified and productive persons, we may not be able to grow our business effectively.

We primarily sell our products and implementation services through our direct sales force. Our ability to add clients, to grow the subscriber base of our existing customers and to achieve revenue growth in the future will depend upon our ability to grow and develop our direct sales force and on their ability to productively sell our solutions. Identifying and recruiting qualified personnel, and training them in the use of our software, requires significant time, expense and attention. The amount of time it takes for our sales representatives to be fully trained and to become productive varies widely. In addition, if we hire sales representatives from competitors or other companies, their former employers may attempt to assert that these employees have breached their legal obligations, resulting in a diversion of our time and resources. If we are unable to hire, develop and retain talented sales personnel, if our sales force becomes less efficient as it grows or if new sales representatives are unable to achieve desired productivity levels in a reasonable period of time, we may not be able to grow our customer base and revenues, and our sales and marketing expenses may increase.

Demand for the content our customers offer to their end users may be insufficient for us to achieve and sustain profitability.

The attractiveness of our customers’ content offerings and ability to retain and grow the audiences for their programs is an important factor in their ability to sell subscriptions and advertising and depends, among other things, upon:

•	whether they offer, market and distribute high-quality programming consistent with subscribers’ preferences;
•	the marketing and pricing strategies that they employ relative to those of their competitors; and
•	subscribers’ willingness to pay subscription or pay-per-view fees to access our customers’ content.

Our customers’ content offerings may not attract or retain the anticipated number of subscribers, and some content may offend or alienate subscribers that are outside of the target audience for that content.  Our results of operations depend in part upon our ability and that of our customers to increase audience bases while maintaining preferred pricing strategies, managing costs and controlling subscriber turnover rates.

If we are not able to compete successfully in attracting new customers or lose existing customers to our competition, our results of operations could be harmed.

The digital content publishing and delivery solutions business is rapidly evolving and highly competitive.  Our NeuLion Digital Platform faces competition from companies that build, license and deploy digital video content management services, point solution providers, in-house technology teams and media technology companies. We also face competition from companies providing products similar to our NeuLion CE and MainConcept technologies, including digital rights management service offerings. Our competitors may have access to other advanced technologies and financial resources not available to us, which may enable these competitors to offer products of greater interest to consumers, acquire content rights or provide their solutions at more competitive costs.  If we compete unsuccessfully, our results of operations could be harmed.

Our concentrated customer base increases the potential adverse effect on us from the loss of one or more customers.

Historically, we derived a significant portion of our revenue from a limited number of customers. Although we do not anticipate that fees from a limited number of customers will continue to account for a significant percentage of our total revenue in the future, our customer concentration may cause our financial performance to fluctuate significantly from period to period based on demand for our customers’ product offerings and the corresponding usage. In addition, the loss or a material decline in the fees earned from any significant customer could have a material adverse effect on us.

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

We may be unable to expand and adapt our operational infrastructure.

We are continuing to grow and diversify our business both domestically and internationally.  As a result, we will need to expand and adapt our operational infrastructure.  To manage growth effectively, we must, among other things, continue to develop our global sales force, distribution infrastructure capability, customer service operations and information systems, maintain our relationships with our customers, effectively enter new markets or geographies, and manage the demands of day-to-day operations in new areas while attempting to execute our business strategy and realize the projected growth and revenue targets developed by our management.  We must also continue to expand, train and manage our employee base, and our management must assume even greater levels of responsibility.  An inability to manage growth effectively could negatively impact our financial condition, profitability and cash flows.

Our infrastructure could suffer failures or damage due to events that are beyond our control, which could harm our brand and operating results.

Our success as a business depends, in part, on our ability to provide consistently high quality digital video content streams to our customers’ viewers through the NeuLion Digital Platform.  Our infrastructure is susceptible to natural and man-made disasters such as hurricanes, earthquakes, floods, fires, power loss, sabotage, war and civil strife, as well as to interruptions from technology malfunctions, computer viruses and hacker attacks.  Our existing security measures may not adequately protect our infrastructure and the cost of any required upgrade or replacement of the security system may adversely impact our financial results. Other potential service interruptions may result from unanticipated demands on network infrastructure, increased traffic or problems in customer service.  Significant disruptions in our infrastructure would likely affect the quality and continuity of our service, could harm our goodwill and the NeuLion brand and ultimately could significantly and negatively impact the amount of revenue we earn from our service.  We may not carry sufficient business interruption insurance to compensate for losses that could occur as a result of an interruption in our services.

Failure to comply with privacy and data security laws and regulations could result in liability to us, damage our reputation and harm our business, and deter current and potential users from using our solutions.

We are required to comply with U.S. state, federal and international laws governing the privacy, security, use, disclosure and transfer of personal information.  In the ordinary course of business, we collect, use, disclose and transfer data supplied by our customers’ subscribers, which may include personal information.  If we fail to comply with applicable laws, regulations, guidance, standards or best practices, or become subject to claims or allegations that we have violated the same, we could be exposed to civil sanctions and criminal penalties, legal claims, negative publicity and a loss of confidence in us by our customers, which could materially and adversely affect our business, financial condition and results of operations.

Increased regulation of data collection, use, disclosure and transfer practices, including new laws (in the United States, the E.U. and other countries from which we collect data), self-regulation, or findings under existing laws, which limit our ability to collect, use, disclose or transfer data, could increase our costs of compliance with such regulations, restrict our ability to provide our services and expand our operations, and have an adverse effect on our business.  We have incurred, and will continue to incur, expenses to comply with privacy and security standards and protocols for personal information imposed by law, regulation, self-regulatory bodies, industry standards and contractual obligations. Such laws, standards and regulations are evolving and subject to potentially differing interpretations, and federal and state legislative and regulatory bodies may expand current or enact new laws or regulations regarding privacy matters.  We are unable to predict what additional legislation, standards, or regulation in the area of privacy of personal information could be enacted or its effect on our operations and business.  These risks may increase as we continue to expand our operations internationally.

Our reputation and relationships with customers would be harmed if their subscribers’ data, particularly billing data, were to be accessed by unauthorized persons.

We maintain personal data regarding our customers’ subscribers, including names and, in many cases, mailing addresses, and we take measures to protect against unauthorized access to subscriber data.  If, despite these measures, we experience any unauthorized access of subscriber data, customers may elect to not continue to work with us, we could face legal claims, and our business could be adversely affected.  Similarly, recent well-publicized cases of unauthorized access to consumer data could lead to general public loss of confidence in the use of the Internet for commercial transactions, which could adversely affect our business. The cost of remediating and responding to an incident of unauthorized access to subscriber data, particularly credit card or other billing data, could be substantial and may not be covered by insurance. Additionally, in Europe, the regulatory impact of a data breach and the fines imposed by regulators can be significant, and requirements to notify the regulators and data subjects of the breach may result in negative publicity.

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

Our solutions depend on the ability of our customers’ viewers to access the Internet, and certain of our customers’ products require significant bandwidth to work effectively.  Currently, this access is provided by companies that have significant and increasing market power in the broadband and Internet access marketplace, including incumbent telephone companies, cable companies and mobile communications companies.  Some of these providers may take measures that could degrade, disrupt or increase the cost of user access by restricting or prohibiting the use of their infrastructure to support or facilitate offerings, or by charging increased fees to provide offerings, while others, including some of the largest providers of broadband Internet access services, may refrain from engaging in such behavior.  If broadband service providers impose restrictions on bandwidth and service delivery, this may adversely impact our download speeds or ability to deliver content over those facilities, or impose significant fees upon us, end users or other fees that could impact the cost of our services to end users, or the costs of utilizing content delivery networks.  Actions by broadband Internet access providers may also result in limitations on access to our services, a loss of existing users, or increased costs to us, our users or our customers, thereby impairing our ability to attract new users, or limiting our opportunities and models for revenue and growth, impact our profitability or otherwise negatively affect our business.

Our dependence on third parties could adversely impact our business.

We maintain strategic relationships with third parties to support certain product functionality. If we are unsuccessful in establishing or maintaining these strategic relationships, our ability to compete in the marketplace, to reach new customers and geographies or to grow our revenues could be impaired and our operating results could suffer.

Our business is affected by ever-changing regulations in the United States and in the foreign jurisdictions in which we and our customers do business.

The regulations to which we and our customers are subject within the United States and abroad continue to evolve as the use and regulation of the Internet matures.  The primary regulatory risks we face in our operations involve changes to existing regulations related to:

•
Network neutrality –Any weakening of network neutrality laws in the jurisdictions in which we deliver content may make our services less attractive to our customers, raise our costs or otherwise impede our business plans and could adversely impact our results of operations.

•
Non-broadcaster status – Broadcasters are generally subject to numerous requirements regarding ownership, licensing, the timing and content of programming and commercial advertising and, in some jurisdictions, the amount of foreign versus domestically produced programming.  If regulatory changes were to subject us to these types of broadcaster requirements in a given jurisdiction, we could be subject to burdensome licensing requirements and have compliance obligations that would expose us to risks and expenses that may adversely impact our results of operations.

•
Content and advertising distributed over the Internet – With a very limited exception, we are not subject to requirements regarding the content, format or advertising contained in our clients’ video programming that we distribute.  However, if regulatory requirements similar to those imposed on on-air broadcasters (such as obligations to provide captioning, scramble signals, or regulate the volume of commercials) were to be imposed on us or our clients, we might have to change our services or acquire equipment to meet these requirements, and we might incur expenses in order to provide such services.

•
Privacy/data protection – We are subject to evolving regulations related to our customers’ and their viewers’ data.  For example, new E.U. laws set to come into force in May 2018 under the E.U. General Data Protection Regulation and e-Privacy Regulation will extend data protection obligations to online platforms such as ours.  Compliance with these regulations may be complex, and could expose us to risks and expenses that may adversely impact our results of operations.

Our business may be impaired by third-party intellectual property rights in the programming content of our customers.

We are exposed to liability risk in respect of the content that our customers distribute over the Internet, relating to infringement of third-party rights to the content and violation of the laws of various jurisdictions governing the type and/or nature of the content.  We rely in large part on our customers’ obligations under our agreements to ensure intellectual property rights compliance globally, including securing the primary rights to distribute programming and other content over the Internet, and to advise us of any potential or actual infringement so that we may take appropriate action if such content is not compliant with intellectual property rights or is otherwise obscene, defamatory or indecent. In the event that our customers are in breach of the rights related to specific programming and other content, they may be required to cease distributing or marketing the relevant content to prevent any infringement of related rights, and we may be subject to claims of damages for infringement of such rights.  There can be no assurances that any indemnification provisions in our contracts would be adequate, or would otherwise protect us from any such liabilities or damages with respect to any particular claim.

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

If litigation is successfully brought by a third party against us in respect of intellectual property, we may be required to cease distributing or marketing certain products or services, obtain licenses from the holders of the intellectual property at material cost, redesign affected products in such a way as to avoid infringing intellectual property rights or seek alternative licenses from other third parties that may offer inferior programming or technology, any or all of which could hurt our business, financial condition and results of operations.  If those intellectual property rights are held by a competitor, we may be unable to obtain the intellectual property, which could also negatively impact our competitive position.  Any of these results could harm our business, financial condition and results of operations.

We rely on software and services licensed from other parties.  The loss of software or services from third parties could increase our costs and limit the features available in our solutions.

Components of our NeuLion CE technologies include various types of software and services licensed from unaffiliated parties.  If any of the software or services we license from others, or functional equivalents thereof, were either no longer available to us or no longer offered on commercially reasonable terms, we would be required to either redesign our services and products to function with software or services available from other parties or develop these components ourselves.  In either case, the transition to a new service provider or an internally-developed solution could result in increased costs and delays in the release of new service and product offerings.  Furthermore, we might be forced to temporarily limit the features available in our solutions.  If we fail to maintain or renegotiate any of these licenses, we could face significant delays and diversion of resources in attempting to license and integrate functional equivalents.

We depend on key personnel, and the loss of their services or the inability to attract and retain them may negatively impact our business.

We are dependent on key members of our senior management.  In addition, innovation is important to our success, and we depend on the continued efforts of our executive officers and key employees, who have specialized technical knowledge regarding our distribution infrastructure and the NeuLion Digital Platform as well as significant business knowledge regarding the digital video industry.  The market for the services of qualified personnel is competitive, and we may not be able to attract and retain key employees.  If we lose the services of one or more of our executive officers or other key employees, or fail to attract qualified replacement personnel, then our business and future prospects could be harmed.

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
•
whether the U.K will pass into law the June 2016 referendum in which voters approved an exit from the E.U., commonly referred to as “Brexit,” and the future terms of the U.K.’s relationship with the E.U., including the terms of trade between those two entities;

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

Furthermore, a portion of our expenditures and revenues are in currencies other than the U.S. dollar.  Our foreign exchange exposure may vary over time with changes in the geographic mix of our business activities.  Foreign currencies may be unfavorably impacted by global developments, country-specific events and many other factors.  As a result, our future results may be adversely affected by significant foreign exchange fluctuations.

Our business depends on the continued growth and maintenance of the Internet infrastructure.

The success and the availability of Internet-based products and services depends in part upon the continued growth and maintenance of the Internet infrastructure itself, including its protocols, architecture, network backbone, data capacity and security.  Spam, viruses, worms, spyware, denial of service or other attacks by hackers and other acts of malice may affect not only the Internet’s speed, reliability and availability, but also its continued desirability as a vehicle for commerce, information and user engagement.  If the Internet proves unable to meet the new threats and increased demands placed upon it, our business plans, customer and advertiser relationships, site traffic and revenues could be harmed.

Risks Associated with Our Capital Stock

Members of our Board of Directors and management team have the ability to substantially influence our direction and policies and their interests may be adverse to the interests of our other stockholders.

Nancy Li and Charles B. Wang, who are spouses and our Executive Chair and a member of our Board of Directors, respectively, beneficially own in the aggregate approximately 28% of our issued and outstanding capital stock.  In addition, David Kronfeld and James R. Hale, two of our directors, beneficially own approximately 14% and 23%, respectively, of our issued and outstanding capital stock.  By virtue of their holdings and membership on our Board of Directors, these individuals can substantially influence the election of directors, our management and our affairs and may make it difficult for us to consummate corporate transactions such as mergers, consolidations or the sale of all or substantially all of our assets that may be favorable from our standpoint or that of our other stockholders.  In addition, this significant concentration of ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders.  This concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a change in control, including a merger, consolidation, or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change in control would benefit our other stockholders.

A member of our Board of Directors has ownership interests in entities with which we do business that may result in conflicts of interest that may not be resolved in a manner most favorable to us or that of our other stockholders.

Mr. Wang, a member of our Board of Directors, owns several entities with which we do business.  If such ownership interests result in conflicts of interest, they may not be resolved in a manner most favorable to us or that of our other stockholders.

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

We have never paid and do not intend to pay cash dividends on our common stock.

We have never paid cash dividends on our common stock and we currently intend to retain future earnings, if any, to fund the development and growth of our business.  Furthermore, the terms of any future debt agreements may preclude us from paying dividends.  As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

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

In addition, Section 203 of the Delaware General Corporation Law prohibits a publicly-held Delaware corporation from engaging in a business combination with an interested stockholder, generally a person which together with its affiliates owns, or within the last three years has owned, 15% of our voting stock, for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner.

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

Our principal executive offices are currently located in a 19,200 square foot leased space in a facility in Plainview, New York.  In October 2016, we purchased, through a wholly-owned subsidiary, an approximately 50,000 square foot office building in Melville, New York.  We expect to relocate our principal executive offices to the new space in the second half of 2017.  We lease the following additional materially important properties:

Description	Location	Expiration of Lease	Use of Property
Lease	Sanford, Florida	November 2020	Business office
Lease	New York, New York	October 2018	Business office
Lease	Toronto, Ontario, Canada	February 2018	Business office
Lease	Burnaby, British Columbia, Canada	March 2019	Business office
Lease	London, England	December 2017	Business office
Lease	London, England	October 2027	Business office
Lease	Beijing, China	July 2018	Business office
Lease	Shanghai, China	June 2019	Business office
Lease	Toronto, Ontario, Canada	January 2018	Colocation/equipment
Lease	Slough, England	January 2018	Colocation/equipment
Lease	Palo Alto, California	January 2018	Colocation/equipment
Lease	Savage, Maryland	October 2017	Colocation/equipment
Lease	Bellevue, Nebraska	June 2017	Colocation/equipment
Lease	North Bergen, New Jersey	January 2018	Colocation/equipment
Lease	Hauppauge, New York	October 2017	Colocation/equipment
Lease	New York, New York	January 2018	Colocation/equipment
Lease	Dallas, Texas	January 2018	Colocation/equipment
Lease	San Diego, California	September 2019	Business office
Lease	Tomsk, Russia	November 2017	Business office
Lease	Aachen, Germany	March 2019	Business office
Lease	Seoul, Korea	June 2017	Business office
Lease	Tokyo, Japan	June 2017	Business office
Lease	Osaka, Japan	July 2017	Business office
Lease	Shenzhen, China	June 2018	Business office
Lease	Taipei, Taiwan	October 2017	Business office

ITEM 3.	Legal Proceedings

There are no material legal proceedings currently pending or threatened against us or, to our knowledge, any of our officers or directors in their capacity as such.

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

Fiscal Year	High		Low

2016
First Quarter	CDN$	1.16	CDN$	0.60
Second Quarter	CDN$	1.45	CDN$	0.82
Third Quarter	CDN$	1.27	CDN$	0.90
Fourth Quarter	CDN$	1.20	CDN$	0.82

Fiscal Year	High		Low

2015
First Quarter	CDN$	1.47	CDN$	0.99
Second Quarter	CDN$	1.72	CDN$	1.03
Third Quarter	CDN$	1.69	CDN$	0.56
Fourth Quarter	CDN$	0.87	CDN$	0.53

Stockholders

As of February 27, 2017, there were 250 holders of record of our common stock.

Dividends

We have paid no dividends on our common stock since our inception.  At the present time, we intend to retain earnings, if any, to finance the expansion of our business.  The payment of dividends in the future will depend on our earnings and financial condition and on such other factors as the Board of Directors may consider appropriate.

Equity Compensation Plan Information

Information about the securities authorized for issuance under our equity compensation plans is incorporated by reference from the Proxy Statement for our 2017 Annual Meeting of Stockholders.  Definitive proxy materials are expected to be filed with the SEC pursuant to Regulation 14A no later than April 30, 2017.

Recent Sales of Unregistered Securities

Information regarding other securities sold by us but not registered under the Securities Act of 1933, as amended (the “Securities Act”), during the fiscal year ended December 31, 2016 has been previously included in our Quarterly Reports on Form 10-Q for the periods ended March 31, 2016 and June 30, 2016.

Repurchases of Equity Securities During the Fourth Quarter of the Fiscal Year Ended December 31, 2016

On March 8, 2016, we announced that our Board of Directors authorized the repurchase of up to $10 million of the Company’s shares of common stock through a normal course issuer bid (“NCIB”) for up to 14,109,057 shares of common stock.  The NCIB commenced on April 1, 2016.  Repurchases are made by a broker on our behalf in open market transactions pursuant to an automatic repurchase plan meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and subject to certain daily limits, and we settle with the broker after each month’s end.  The NCIB will terminate on March 31, 2017 or on such earlier date as the purchases under the NCIB are completed or as we may otherwise determine.

The table below summarizes the information about repurchases of our common stock during the quarter ended December 31, 2016 (dollar amounts are in U.S. dollars):

Period	Total Number of Shares Purchased	Weighted Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
October 1, 2016 - October 31, 2016	699,100	$0.91	699,100	$5,916,509
November 1, 2016 - November 30, 2016	562,300	$0.73	562,300	$5,505,850
December 1, 2016 - December 31, 2016	841,100	$0.74	841,100	$4,833,335
Total	2,102,500		2,102,500
_________________________________
(1) The weighted average price paid per share of common stock includes the cost of commissions.

Additional Information

In the quarter ended December 31, 2016, 309,894 shares of our common stock were surrendered by holders of vested restricted stock unit awards for tax withholding purposes.

Performance Graph

The following graph compares the seven-year cumulative total return to shareholders on our common stock relative to the cumulative total returns of the S&P/TSX Composite Index, the S&P/TSX Capped Information Technology Index and the S&P/TSX SmallCap Index.  An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each index on December 31, 2009 and its relative performance is tracked through December 31, 2016.  The returns shown are based on historical results and are not intended to suggest future performance.
(in Canadian dollars)

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

	NeuLion, Inc.
	Year ended December 31,
	2016 (1)	2015 (2)	2014	2013	2012 (3)
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue	$99,788	$94,043	$55,520	$47,107	$38,983

Costs and expenses
Cost of revenue, exclusive of depreciation and amortization	18,312	17,775	13,897	13,279	13,695
Selling, general and administrative, including stock-based compensation	52,922	45,672	27,073	24,290	23,541
Research and development	19,903	24,912	8,381	7,423	6,673
Depreciation and amortization	8,899	7,544	2,621	3,755	4,407
	100,036	95,903	51,972	48,747	48,316
Operating income (loss)	(248)	(1,860)	3,548	(1,640)	(9,333)
Other income (expense)	(94)	(71)	290	(361)	(133)
Net and comprehensive income (loss) before income taxes	(342)	(1,931)	3,838	(2,001)	(9,466)
Income tax (benefit) expense	(1,411)	27,847	(271)	(277)	(613)
Net and comprehensive income (loss)	$(1,753)	$25,916	$3,567	$(2,278)	$(10,079)

Net income (loss) per common share:
Basic	$(0.01)	$0.11	$0.02	$(0.01)	$(0.07)
Diluted	$(0.01)	$0.11	$0.02	$(0.01)	$(0.07)
Weighted average common shares outstanding:
Basic	281,690,556	233,489,798	174,645,803	166,663,448	146,899,685
Diluted	281,690,556	245,346,681	214,711,362	166,663,448	146,899,685

Other Financial Data:
Non-GAAP Revenue(4)	$100,845	$109,351	$55,520	$47,107	$38,983
Adjusted EBITDA(4)	14,390	24,716	8,413	3,532	(3,298)
Capital expenditures (excluding acquisitions)	10,195	1,428	1,850	1,301	1,107
Cash flow provided by (used in):
Operating activities	12,546	18,359	7,239	9,481	(4,787)
Investing activities	(19,195)	8,290	(1,850)	(1,301)	(1,107)
Financing activities	(4,859)	866	865	356	4,745

Consolidated Balance Sheet Data
Cash and cash equivalents	$41,905	$53,413	$25,898	$19,644	$11,108
Current assets	61,163	70,415	36,287	27,159	18,153
Current liabilities	38,468	31,824	29,212	27,214	20,628
Working capital	22,695	38,591	7,075	(55)	(2,475)
Total assets	148,374	144,150	51,938	43,576	37,104
Total liabilities	42,975	36,092	31,884	29,392	23,032
Redeemable preferred stock	-	-	14,955	14,925	14,895
Stockholders' equity (deficit)	$105,399	$108,058	$5,099	$(740)	$(822)

(1) On June 3, 2016, we completed the acquisition of Saffron Digital for $9.0 million.
(2) On January 30, 2015, we completed the acquisition of DivX for consideration of 61,731,172 shares of common stock valued at approximately $59.0 million (after giving effect to the conversion of the convertible note issued at closing after receiving stockholder approval for such conversion).  On the date of acquisition, DivX had $9.7 million of cash and cash equivalents.
(3) On April 1, 2012, the Company amended its agreement with KyLin TV, such that, in addition to the services previously provided, KyLin TV was appointed the exclusive distributor of the Company’s business-to-consumer ("B2C") IPTV interests. As exclusive distributor, KyLin TV obtained, advertised and marketed all of the Company’s B2C content, in accordance with the terms of the amendment. Accordingly, KyLin TV recorded the gross revenues from the Company’s B2C content as well as the associated license fees, whereas the Company recorded revenues in accordance with the revised fee schedule in the amendment.
(4) We report non-GAAP Revenue and Adjusted EBITDA because they are key measures used by management to evaluate our results and make strategic decisions about the Company, including potential acquisitions. Non-GAAP Revenue represents GAAP revenue before purchase price accounting adjustments as a result of an acquisition. Adjusted EBITDA represents net income (loss) before interest, income taxes, depreciation and amortization, stock-based compensation, acquisition-related expenses, listing-related expenses, purchase accounting adjustments, gain on revaluation of convertible note derivative, loss on dissolution of majority-owned subsidiary, investment income/expense and foreign exchange gain/loss. This measure does not have any standardized meaning prescribed by U.S. GAAP and therefore is unlikely to be comparable to the calculation of similar measures used by other companies, and should not be viewed as an alternative to measures of financial performance or changes in cash flows calculated in accordance with U.S. GAAP.

The following tables set forth reconciliations of GAAP revenue to Non-GAAP revenue and consolidated net income (loss) to Adjusted EBITDA for each period included herein:

Reconciliation of GAAP Total Revenue to Non-GAAP Total Revenue:
GAAP Total Revenue	$99,788	$94,043	$55,520	$47,107	$38,983
Revenue excluded due to purchase accounting	1,057	15,308	-	-	-
Non-GAAP Total Revenue	$100,845	$109,351	$55,520	$47,107	$38,983

Reconciliation of Net Income (Loss) to Adjusted EBITDA:
Consolidated net income (loss)	$(1,753)	$25,916	$3,567	$(2,278)	$(10,079)
Purchase price accounting adjustments - revenue	1,057	15,308	-	-	-
Depreciation and amortization	8,899	7,544	2,621	3,755	4,407
Stock-based compensation	4,573	2,702	1,438	1,417	1,627
Acquisition-related expenses	109	359	806	-	-
Listing-related expenses	-	663	-	-	-
Discount on convertible note	-	-	-	233	78
Interest on convertible note, including amortization of debt discount	-	123	-	-	-
Loss (gain) on revaluation of convertible note derivative	-	(507)	-	-	-
Income tax (benefit) expense	1,411	(27,847)	271	277	613
Investment income and foreign exchange gain (loss)	94	455	(290)	128	56
Adjusted EBITDA	$14,390	$24,716	$8,413	$3,532	$(3,298)

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read this discussion together with the consolidated financial statements and other consolidated financial information included in this Annual Report on Form 10-K .

This management’s discussion and analysis (“MD&A”) of the financial condition and results of operations of the Company should be read in conjunction with our audited consolidated financial statements and accompanying notes for the years ended December 31, 2016, 2015 and 2014, which have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”).  All dollar amounts are in U.S. dollars (“U.S.$” or “$”) unless stated otherwise.  As at February 24, 2017, the Bank of Canada noon rate for conversion of United States dollars to Canadian dollars (“CDN$”) was U.S.$1 to CDN$1.3104.

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

Enterprises throughout the entire digital video ecosystem use our solutions to better grow, engage and monetize their customer bases. The NeuLion Digital Platform offers content owners and rightsholders a highly configurable and scalable suite of digital technologies, together with services for back-end content preparation, management, secure delivery and monetization, in an end-to-end solution that addresses the complexities associated with successfully streaming and marketing their content. Our solutions also include our NeuLion CE technologies, which allow CE manufacturers to provide a secure, high quality video experience with premium screen resolution, up to Ultra HD/4K, across virtually all content formats, for a wide range of connected devices. Additionally, we offer a library of high quality video compression-decompression programs, or codecs, that we license under the MainConcept brand. Our codecs are used by leading technology companies to encode and decode audio and video files. All three solutions comprise the entire digital video ecosystem.

We primarily generate revenue by offering the NeuLion Digital Platform on a subscription license basis. Our revenue is generated from fees determined by the number of events and linear channels we stream, the number of connected devices we enable, and variable fees determined by the volume of digital video content we deliver and/or the end user revenue generated by our customers. We also generate revenue from licensing our NeuLion technologies, including our CE SDK to CE manufacturers and our MainConcept technologies to video solution developers and others.

Key Performance Metrics

We regularly review a number of metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions.

Since DivX was acquired by NeuLion on January 30, 2015, the purchase price allocation included an adjustment to record the fair value of assumed contractual payments due to DivX for which no or little additional obligations existed in order to receive such payments. These contractual payments are for fixed multi-year site licenses and unbilled per unit royalties for units shipped prior to the acquisition. Prior to the acquisition, revenue in such transactions was recognized during the period in which such customers reported the number of royalty-eligible units that they had shipped. Revenues from annual or other license fees are recognized based on the specific terms of the license arrangement.  For instance, some of DivX’s large CE customers have entered into agreements for which they have the right to ship an unlimited number of units over a specified term for a flat fee. The Company records the fees associated with these arrangements on a straight-line basis over the specified term. Upon closing the acquisition of DivX, because DivX assumed no additional obligations under such contracts, these fixed payments were considered a fixed payment stream, and are therefore treated as accounts receivable as opposed to revenue as part of the purchase accounting.  The fair value of the remaining fixed payments due under the applicable contracts was estimated by calculating the discounted cash flows associated with such fixed payments. The reduction in revenues related to the fixed payments being treated as accounts receivable as opposed to revenues has been reflected as a non-GAAP financial measure to include the effect of the excluded revenues to allow investors and analysts to make meaningful comparisons between DivX's ongoing core business operating results and those of other companies.
	3 months ended December 31,			12 months ended December 31,
	2016	2015	% change	2016	2015	% change
1. Revenue - Pro Forma (amounts in millions)	$25.5	$27.8	-8%	$99.8	$96.3	4%

Revenue (GAAP) as reported	$25.5	$27.8		$99.8	$94.1
Revenue (GAAP) DivX (prior to acquisition)	$0.0	$0.0		$0.0	$2.2

We principally use pro forma revenue, in combination with non-GAAP revenue and NeuLion Digital Platform (“platform”) revenue, as described below, to monitor the period-over-period performance of the business. Pro forma revenue reflects the combined revenue of our historical business and our acquired DivX business, adjusted as a result of purchase accounting.  Our pro forma revenue decreased 8% and increased 4% for the three months and year ended December 31, 2016, respectively.

	3 months ended December 31,			12 months ended December 31,
	2016	2015	% change	2016	2015	% change
2. Pro Forma Revenue - non-GAAP (amounts in millions)	$25.6	$31.4	-18%	$100.8	$112.8	-11%

Revenue (GAAP) as reported	$25.5	$27.8		$99.8	$94.1
Revenue (GAAP) DivX (prior to acquisition)	$0.0	$0.0		$0.0	$2.2
Revenue due to purchase accounting adjustment	$0.1	$3.6		$1.0	$16.5

We principally use pro forma non-GAAP revenue, in combination with pro forma revenue and platform revenue, as described above and below, to monitor the period-over-period performance of the business.  Pro forma non-GAAP revenue measures the revenue of our historical business and our acquired DivX business on a combined basis without adjustment for purchase accounting.  Our pro forma non-GAAP revenue decreased 18% and 11% for the three months and year ended December 31, 2016, respectively.  The decline in pro forma non-GAAP revenue is lower than our organic revenue growth due to a decline in revenues in our CE and MainConcept revenue streams.  Refer to reconciliation of non-GAAP Revenue to U.S. GAAP Revenue, below, for full details.

	3 months ended December 31,			12 months ended December 31,
	2016	2015	% change	2016	2015	% change
3. Revenue - NeuLion Digital Platform (amounts in millions)	$17.5	$19.8	-12%	$67.9	$66.1	3%

We monitor our revenue from our NeuLion Digital Platform because we expect it to grow faster than our revenue from our other solutions as we add new customers and increase the variable revenue we realize from existing customers.  As a result, we expect our platform revenue to continue to grow in absolute dollars and as a percentage of revenue.  Our platform revenue decreased 12% and increased 3% for the three months and year ended December 31, 2016, respectively.  Our platform revenue is seasonal, related to the timing and size of events that our customers deliver through our solution.  The fourth quarter has historically been our highest revenue quarter, but this seasonality may change as we add new customers and events.

	3 months ended December 31,		12 months ended December 31,
	2016	2015	2016	2015
4. Pro Forma Cost of Revenue as a % of Pro Forma non- GAAP Revenue (1)	20%	17%	18%	16%

(1)	Figures for the three months ended December 31, 2015 and 2016 and for the year ended December 31, 2016 are actual results.

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

	3 months ended December 31,			12 months ended December 31,
	2016	2015	% change	2016	2015	% change
5. Pro Forma Adjusted EBITDA (1) (amounts in millions)	$1.7	$8.8	-81%	$14.4	$24.8	-42%

(1)	Figures for the three months ended December 31, 2015 and 2016 and for the year ended December 31, 2016 are actual results.

We monitor pro forma adjusted EBITDA, together with cost of revenue as a percent of revenue, to measure the operating performance of our business.  We expect adjusted EBITDA to improve over time as we grow our revenue and improve our operating performance, but adjusted EBITDA as a percent of revenue will vary based on the timing of revenue and expenses.  Refer to reconciliation of Consolidated Net Income (Loss) to Pro Forma Adjusted EBITDA for full details.

	Year ended December 31,
	2016	2015	2014
6. Petabytes Streamed	333	307	227

We measure the amount of digital video content we stream in petabytes. We monitor petabytes streamed to measure the performance of both our variable revenues as well as our operating leverage in terms of cost of revenue from the NeuLion Digital Platform.  As we stream more petabytes, our variable revenues increase while our cost of revenue as a percentage of revenue decreases.

Reconciliation of GAAP Revenue to Pro Forma Non-GAAP Revenue (in thousands):

	Organic		DivX		Consolidated
Three months ended December 31,	2016	2015	2016	2015	2016	2015

GAAP Revenue	$17,481	$19,774	$8,047	$8,010	$25,528	$27,784

Revenue excluded due to purchase accounting	-	-	42	3,572	42	3,572

Pro Forma Non-GAAP Revenue	$17,481	$19,774	$8,089	$11,582	$25,570	$31,356

	Organic		DivX		Consolidated
Year ended December 31,	2016	2015	2016	2015	2016	2015

GAAP Revenue	$67,875	$66,088	$31,914	$27,955	$99,789	$94,043

Pro forma adjustment	-	-	-	2,239	-	2,239

Pro Forma GAAP Revenue	$67,875	$66,088	$31,914	$30,194	$99,789	$96,282

Revenue excluded due to purchase accounting	-	-	1,057	16,509	1,057	16,509

Pro Forma Non-GAAP Revenue	$67,875	$66,088	$32,971	$46,703	$100,846	$112,791

Reconciliation of GAAP Net Income (Loss) to Pro Forma Adjusted EBITDA (in thousands):

	Consolidated
Three months ended December 31,	2016	2015

Consolidated Net Income (Loss) on a GAAP Basis	$(344)	$32,766

Revenue excluded due to purchase accounting	42	3,572
Depreciation and amortization	2,400	1,910
Stock-based compensation	1,085	859
Acquisition-related expenses	7	-
Listing-related expenses	-	663
Income tax (benefit) expense	(1,622)	(31,176)
Investment income (expense) and foreign exchange loss	167	166

Pro Forma Adjusted EBITDA	$1,735	$8,760

	Consolidated
Year ended December 31,	2016	2015

Consolidated Net Income (Loss) on a GAAP Basis	$(1,753)	$25,916

Pro forma adjustment	0	(2,225)

Consolidated Net Income (Loss) on a Pro Forma GAAP Basis	$(1,753)	$23,691

Revenue excluded due to purchase accounting	1,057	16,509
Depreciation and amortization	8,899	8,077
Stock-based compensation	4,573	2,702
Acquisition-related expenses	109	359
Listing-related expenses	-	663
Gain on revaluation of convertible note derivative	-	(507)
Income tax (benefit) expense	1,411	(27,234)
Investment income (expense) and foreign exchange loss	94	516

Pro Forma Adjusted EBITDA	$14,390	$24,776

We report non-GAAP Revenue and Adjusted EBITDA because they are key measures used by management to evaluate our results and make strategic decisions about the Company, including potential acquisitions. Non-GAAP Revenue represents U.S. GAAP revenue before purchase price accounting adjustments as a result of an acquisition. Adjusted EBITDA represents net income (loss) before interest, income taxes, depreciation and amortization, stock-based compensation, acquisition-related expenses, listing-related expenses, purchase accounting adjustments, gain on revaluation of convertible note derivative, investment income/expense and foreign exchange gain/loss. This measure does not have any standardized meaning prescribed by U.S. GAAP and therefore is unlikely to be comparable to the calculation of similar measures used by other companies, and should not be viewed as an alternative to measures of financial performance or changes in cash flows calculated in accordance with U.S. GAAP.

COMPONENTS OF OPERATING RESULTS

We operate in one segment. Our chief operating decision-maker reviews our operating results on an aggregate basis and manages our operations as a single operating segment.

Revenue

We generate revenue by offering the NeuLion Digital Platform on a subscription license basis. Our revenue is generated from fees determined by the number of channels through which we deliver our customers’ content, the number of events we stream and the number of connected devices we enable, as well as from variable fees determined by the volume of digital video content we deliver and the end user revenue generated by our customers.  In addition, we generate revenue from the NeuLion CE technologies through software license agreements with CE manufacturers.

Our contracts with customers are typically between two years and five years long.  Our contracts are generally on an exclusive basis.  We recognize recurring fees in the period in which services are provided and when collection of fees is reasonably assured and the amount of fees is fixed or determinable.

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

In January 2015, we completed the acquisition of DivX and in June 2016, we completed the acquisition of Saffron Digital.  The integration of these acquisitions has impacted our current and will impact our future revenues, expenses and operating results.

RESULTS OF OPERATIONS

Comparison of Three Months Ended December 31, 2016 to Three Months Ended December 31, 2015

Our consolidated financial statements for the three months ended December 31, 2016 and 2015 have been prepared in accordance with U.S. GAAP. A comparison of our results of operations for those periods is as follows (amounts in thousands):
	3 months ended December 31,
	2016	2015

Revenue	$25,528	$27,784

Costs and expenses
Cost of revenue, exclusive of depreciation and
amortization shown separately below	5,204	5,371
Selling, general and administrative, including
stock-based compensation	14,671	13,218
Research and development	5,052	5,528
Depreciation and amortization	2,400	1,910
	27,327	26,027
Operating income (loss)	(1,799)	1,757
Other expense	(167)	(166)
Net and comprehensive income (loss) before income taxes	(1,966)	1,591
Income tax benefit	1,622	31,176
Net and comprehensive income (loss)	$(344)	$32,767

Revenue

Revenue decreased to $25.5 million for the three months ended December 31, 2016 from $27.8 million for the three months ended December 31, 2015.  The $2.3 million decrease was primarily the result of loss of NHL-related revenues in the amount of $4.5 million.

Costs of Revenue

Cost of revenue decreased to $5.2 million for the three months ended December 31, 2016 from $5.4 million for the three months ended December 31, 2015.  Cost of revenue as a percentage of revenue increased from 19% for the three months ended December 31, 2015 to 20% for the three months ended December 31, 2016.

Selling, general and administrative expenses, including stock-based compensation

Selling, general and administrative expenses, including stock-based compensation, increased by $1.5 million, or 11%, from $13.2 million for the three months ended December 31, 2015 to $14.7 million for the three months ended December 31, 2016.  The individual variances are as follows:

• Wages and benefits increased from $8.4 million for the three months ended December 31, 2015 to $8.9 million for the three months ended December 31, 2016. The $0.5 million increase was primarily a result of an increase in employees as a result of the acquisition of Saffron Digital and an increase in headcount in our sales team.

• Stock-based compensation increased from $0.9 million for the three months ended December 31, 2015 to $1.1 million for the three months ended December 31, 2016.  The $0.2 million increase was the result of stock option and restricted stock unit award grants.

• Professional fees increased from $1.0 million for the three months ended December 31, 2015 to $1.4 million for the three months ended December 31, 2016.  The $0.4 million increase was primarily the result of the recruitment expenses incurred to increase our sales force and fees incurred to certify our IT processes.

• Travel increased from $0.3 million for the three months ended December 31, 2013 to $0.6 million for the three months ended December 31, 2016.  The $0.3 million increase was primarily the result of the acquisition of Saffron Digital and our increased sales force.

 • Listing-related expenses decreased from $0.7 million for the three months ended December 31, 2015 to $0 for the three months ended December 31, 2016.  The $0.7 million decrease was primarily the result of costs associated with our pursuit of a U.S. exchange listing that we decided to put on hold during the three months ended December 31, 2015.

• Other SG&A expenses increased from $1.9 million for the three months ended December 31, 2015 to $2.7 million for the three months ended December 31, 2016.  The primary reason for the increase was the acquisition of Saffron Digital.  Other SG&A expenses include rent, office supplies, corporate IT services, credit card processing fees and other general operating expenses.

Research and development

Research and development costs decreased from $5.5 million for the three months ended December 31, 2015 to $5.1 million for the three months ended December 31, 2016.  The decrease of $0.4 million was primarily a result of a decrease in headcount in response to redundancies identified through the acquisition of DivX.

Depreciation and amortization

Depreciation and amortization increased from $1.9 million for the three months ended December 31, 2015 to $2.4 million for the three months ended December 31, 2016.  The $0.5 million increase was due to acquisition of Saffron Digital.

Income taxes

During the fourth quarter of 2015, we concluded that it was more likely than not that we would be able to realize the benefit of our federal deferred tax assets in the future. We based this conclusion on historical and projected operating performance, as well as our expectation that operations will generate sufficient taxable income in future periods to realize the tax benefits associated with the deferred tax assets. As a result, we reduced the valuation allowance on a portion of our net deferred tax assets at December 31, 2015, which resulted in a $31.2 million benefit to our tax provision in 2015.  In 2016, our tax benefit of $1.6 million mainly relates to foreign income and withholding taxes less federal and state deferred income tax expense.

Comparison of Year Ended December 31, 2016 to Year Ended December 31, 2015

Our consolidated financial statements for the year ended December 31, 2016 have been prepared in accordance with U.S. GAAP. A comparison of our results of operations for those periods is as follows (in thousands):

	Year ended December 31,
	2016	2015

Revenue	$99,788	$94,043

Costs and expenses
Cost of revenue, exclusive of depreciation and
amortization shown separately below	18,312	17,775
Selling, general and administrative, including
stock-based compensation	52,922	45,672
Research and development	19,903	24,912
Depreciation and amortization	8,899	7,544
	100,036	95,903
Operating loss	(248)	(1,860)
Other expense	(94)	(71)
Net and comprehensive loss before income taxes	(342)	(1,931)
Income taxes	(1,411)	27,847
Net and comprehensive income (loss)	$(1,753)	$25,916

Revenue

Revenue increased to $99.8 million for the year ended December 31, 2016 from $94.0 million for the year ended December 31, 2015.  The $5.8 million improvement was the result of an increase in CE and MainConcept revenues of $4.0 million and platform revenues of $1.8 million.

Costs of Revenue

Cost of revenue increased to $18.3 million for the year ended December 31, 2016 from $17.8 million for the year ended December 31, 2015.  Cost of revenue as a percentage of revenue improved from 19% for the year ended December 31, 2015 to 18% for the year ended December 31, 2016.

Selling, general and administrative expenses, including stock-based compensation

Selling, general and administrative expenses, including stock-based compensation, increased by $7.2 million, or 16%, from $45.7 million for the year ended December 31, 2015 to $52.9 million for the year ended December 31, 2016.  The individual variances are as follows:

• Wages and benefits increased from $29.3 million for the year ended December 31, 2015 to $33.5 million for the year ended December 31, 2016. The $4.2 million increase was primarily a result of the acquisition of DivX in January 2015 and of Saffron Digital in June 2016, and an increase in sales headcount.

• Stock-based compensation increased from $2.7 million for the year ended December 31, 2015 to $4.6 million for the year ended December 31, 2016.  The $1.9 million increase was the result of stock option and restricted stock unit award grants.

• Professional fees increased from $3.5 million for the year ended December 31, 2015 to $4.2 million for the year ended December 31, 2016.  The $0.7 million increase was primarily the result of the recruitment expenses incurred to increase our sales force and fees incurred to certify our IT processes.

• Acquisition-related expenses decreased from $0.3 million for the year ended December 31, 2015 to $0.1 million for the year ended December 31, 2016.  The $0.2 million decrease was the result of incurring fewer expenses in connection with the acquisition of Saffron Digital in 2016 versus than with that of DivX in 2015.

• Listing-related expenses decreased from $0.7 million for the year ended December 31, 2015 to $0 for the year ended December 31, 2016.  The $0.7 million decrease was primarily the result of costs associated with our pursuit of a U.S. exchange listing that we decided to put on hold during the year ended December 31, 2015.

• Other SG&A expenses increased from $9.2 million for the year ended December 31, 2015 to $10.5 million for the year ended December 31, 2016.   Other SG&A expenses include travel expenses, rent, office supplies, corporate IT services, marketing, credit card processing fees and other general operating expenses.  The increase was primarily the result of the acquisitions of DivX in January 2015 and Saffron Digital in June 2016.

Research and development

Research and development costs decreased from $24.9 million for the year ended December 31, 2015 to $19.9 million for the year ended December 31, 2015.  The $5.0 million decrease was primarily the result of a reduction in headcount in response to redundancies identified through the acquisition of DivX.

Depreciation and amortization

Depreciation and amortization increased from $7.5 million for the year ended December 31, 2015 to $8.9 million for the year ended December 31, 2016.  The $1.4 million increase was due to the amortization of intangibles as a result of the acquisitions of DivX and Saffron Digital.

Income taxes

During the fourth quarter of 2015, we concluded that it was more likely than not that we would be able to realize the benefit of our federal deferred tax assets in the future. We based this conclusion on historical and projected operating performance, as well as our expectation that operations will generate sufficient taxable income in future periods to realize the tax benefits associated with the deferred tax assets. As a result, we reduced the valuation allowance on a portion of our net deferred tax assets at December 31, 2015, which resulted in a $27.8 million benefit to our tax provision in 2015.  In 2016, our tax expense of $1.4 million mainly relates to foreign income and withholding taxes less federal and state deferred income tax expense.

Comparison of Year Ended December 31, 2015 to Year Ended December 31, 2014

Our consolidated financial statements for the year ended December 31, 2015 have been prepared in accordance with U.S. GAAP. A comparison of our results of operations for those periods is as follows (in thousands):

	Year ended December 31,
	2015 (1)	2014

Revenue	$94,043	$55,520

Costs and expenses
Cost of revenue, exclusive of depreciation and
amortization shown separately below	17,775	13,897
Selling, general and administrative, including
stock-based compensation	45,672	27,073
Research and development	24,912	8,381
Depreciation and amortization	7,544	2,621
	95,903	51,972
Operating income (loss)	(1,860)	3,548
Other income (expense)	(71)	290
Net and comprehensive income (loss) before income taxes	(1,931)	3,838
Income tax benefit (expense)	27,847	(271)
Net and comprehensive income (loss)	$25,916	$3,567

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

Costs of Revenue

Cost of revenue increased to $17.8 million for the year ended December 31, 2015 from $13.9 million for the year ended December 31, 2014.  Cost of revenue as a percentage of revenue improved from 25% for the year ended December 31, 2014 to 19% for the year ended December 31, 2015. The six percentage point improvement (as a percentage of revenue) primarily resulted from the acquisition of DivX and improved broadcast operating costs.

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

• Stock-based compensation increased from $1.4 million for the year ended December 31, 2014 to $2.7 million for the year ended December 31, 2015.  The $1.3 million increase was the result of stock option and restricted stock unit award grants.

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

In January 2015, we completed the acquisition of DivX and in June 2016, we completed the acquisition of Saffron Digital, both of which have impacted our current and will impact our future results of operations.

Our platform revenue is seasonal based significantly on the timing and size of events that our customers deliver through our solution.  The fourth quarter has historically been our highest revenue quarter, but this seasonality may change as we add new customers and events.

SG&A expenses are the highest in the fourth quarter, primarily as a result of additional employees needed to support the additional business activity during that quarter. We expect SG&A expenses to increase in absolute dollars as we add personnel, and increase our spending on sales and on marketing and growing our business; however, we expect SG&A expenses to decline as a percent of revenue over time.

Research and development expenses have been fairly stable for most quarters presented. We expect research and development expenses to increase in absolute dollars as we continue to add personnel to enhance and grow our solutions; however, we expect research and development expenses to decline as a percent of revenue over time.

LIQUIDITY AND CAPITAL RESOURCES

Our cash position was $41.9 million at December 31, 2016.  During the year ended December 31, 2016, we generated $12.5 million from operating activities, which included cash of $3.1 million from changes in operating assets and liabilities. Cash used in financing activities included $4.9 million, primarily for the repurchases of our common stock.  Cash used in investing activities included $9.0 million for the acquisition of Saffron Digital and $10.2 million used to purchase fixed assets, of which $7.3 million was used to purchase an office building to serve as our future headquarters in New York.

As of December 31, 2016, our principal sources of liquidity included cash and cash equivalents of $41.9 million and trade accounts receivable of $14.1 million, offset by $11.8 million in accounts payable and $12.6 million in accrued liabilities.  We continue to closely monitor our cash balances to ensure that we have sufficient cash on hand to meet our operating needs. Management believes that we have sufficient liquidity to meet our working capital and capital expenditure requirements for at least the next 12 months.

At December 31, 2016, approximately 49% of our cash and cash equivalents were held in accounts with a U.S. bank that received a BBB+ rating from Standard and Poor’s and an Baa1 rating from Moody’s. The Company believes that this U.S. financial institution is secure notwithstanding the current global economy and that we will be able to access the balance of our bank deposits. Our investment policy is to invest in low-risk short-term investments which are primarily term deposits. We have not had a history of any defaults on these term deposits, nor do we expect any in the future given the short-term maturity of these investments.

Working Capital Requirements

Our net working capital at December 31, 2016 was $22.7 million, a decrease of $15.9 million from the December 31, 2015 net working capital of $38.6 million. Our working capital ratios at December 31, 2016 and December 31, 2015 were 1.6 and 2.2, respectively. Included in current liabilities at December 31, 2016 and December 31, 2015 are approximately $14.0 million and $11.6 million, respectively, of liabilities (deferred revenue) that we do not anticipate settling in cash.

The change in working capital was primarily due to decreases in current assets of $9.2 million and increases in current liabilities of $6.6 million.

Current assets at December 31, 2016 were $61.2 million, a decrease of $9.2 million from the December 31, 2015 balance of $70.4 million.  The change was primarily due to a decrease of $11.5 million in cash and cash equivalents offset by increases of $1.1 million increase in accounts receivable and $0.7 million in prepaid expenses and deposits.

Current liabilities at December 31, 2016 were $38.5 million, an increase of $6.6 million from the December 31, 2015 balance of $31.8 million. The increase was due to increases of $1.8 million in accounts payable, $2.4 million in accrued liabilities and $2.5 million in deferred revenue.

Off Balance Sheet Arrangements

The Company did not have any off balance sheet arrangements as of December 31, 2016.

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

Foreign exchange risk

We are exposed to foreign exchange risk as a result of transactions in currencies other than our functional currency, the United States dollar. The majority of our revenues and expenses are transacted in U.S. dollars. We do not use derivative instruments to hedge against foreign exchange risk.

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

Contractual Obligations and Commitments

We have multiple leases for facilities and equipment.  As of December 31, 2016, we had no outstanding capital leases.  Future minimum annual payments over the next five years and thereafter (exclusive of taxes, insurance and maintenance costs) under these commitments as of December 31, 2016 are as follows:

	Operating Leases			Minimum
	Gross	Recovery	Net	Guarantees	Total
2017	$3,788	$(931)	$2,857	$5,542	$8,399
2018	2,966	(1)	2,965	694	3,659
2019	3,117	-	3,117	203	3,320
2020	1,873	-	1,873	-	1,873
2021	1,310	-	1,310	-	1,310
	$13,054	$(932)	$12,122	$6,439	$18,561

We periodically enter into contracts with customers in which we guarantee our customer a minimum amount of revenue share for services we provide under the contract.  The minimum guarantees shown above primarily relate to (i) these minimum fixed revenue guarantees that we have committed to our customers over the next three years and (ii) minimum fixed bandwidth fee commitments with certain vendors over the next 12 to 18 months.  As at December 31, 2016, we believe that the future commitments are probable.

We have subleased one of our Toronto offices, which is expected to generate a total recovery of $0.4 million over the next year.  On February 12, 2017, we entered into a sublease agreement for our San Diego office, effective January 1, 2018, which is expected to generate a total recovery of $1.6 million over two years beginning on January 1, 2018.

Rent expense for the years ended December 31, 2016 and 2015 was $2.5 million and $2.0 million, respectively, which includes rent paid to Renaissance, a related party, in the amount of $0.6 million and $0.4 million for the years ended December 31, 2016 and 2015, respectively.

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

We actively police and enforce our intellectual property, and pursue third parties who have under-reported the amount of royalties owed under a license agreement or who utilize our intellectual property without a license. As a result of these activities, from time to time, the Company may recognize royalty revenues that relate to infringements or under-reporting that occurred in prior periods. These royalty recoveries may cause revenues to be higher than expected during a particular reporting period and may not occur in subsequent periods. Differences between amounts initially recognized and amounts subsequently audited or reported as an adjustment to those amounts due from licensees, will be recognized in the period such adjustment is determined or contracted, as appropriate.

Licensing revenue is recognized gross of withholding taxes that are remitted by our licensees directly to their local tax authorities. For the years ended December 31, 2016, 2015 and 2014, withholding taxes were $2.5 million, $3.8 million and $0, respectively.

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

Goodwill

Goodwill is not amortized but is subject to an annual impairment test at the reporting unit level and between annual tests if changes in circumstances indicate a potential impairment. We perform this annual goodwill impairment test as of October 1 of each calendar year. Goodwill impairment is assessed based on a comparison of the fair value of each reporting unit to the underlying carrying value of the reporting unit's net assets, including goodwill. If the carrying value of the reporting unit exceeds its fair value, we perform the second step of the goodwill impairment test to determine the amount of the impairment loss. The second step of the impairment test involves comparing the implied fair value of the reporting unit's goodwill with its carrying amount to measure the amount of impairment loss, if any. Our impairment test is based on its single operating segment and reporting unit structure. For the years ended December 31, 2016, 2015 and 2014, there was no impairment loss.

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

Restricted stock unit awards give the holder the right to one share of common stock for each vested restricted stock unit.  Stock-based compensation expense is recorded based on the market value of the common stock on the grant date and recognized over the vesting period of these awards.

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

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance on revenue recognition, which provides a single, comprehensive revenue recognition model for all contracts with customers and supersedes most existing revenue recognition guidance.  The main principle under this guidance is that an entity should recognize revenue at the amount it expects to be entitled to in exchange for the transfer of goods or services to customers.  We have identified the predominant changes to our accounting policies resulting from the application of this guidance and are in the process of quantifying the impact on our consolidated financial statements.  The cumulative effect of the initial adoption will be reflected as an adjustment to the opening balance of retained earnings as of the date of the application of the guidance; however, we do not expect this guidance to have a significant impact on our consolidated financial statements on an annual basis.  This guidance is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted.

In September 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments” (“ASU 2015-16”), which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined.  ASU 2015-16 is effective for periods beginning after December 15, 2015, including interim periods within those fiscal years. The new guidance must be applied prospectively to adjustments to provisional amounts that occur after the effective date of the ASU, with early adoption permitted. The adoption of this standard did not have a material effect on our financial statements and related disclosures.

In November 2015, the FASB issued ASU 2015-17, “Income Taxes”, which requires that deferred tax liabilities and assets be classified as non-current in a classified statement of financial position. The amendments in this ASU apply to all entities that present a classified statement of financial position.  The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments.  For public business entities, the amendments are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods.  Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period.  The amendments may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented.  If an entity applies the guidance prospectively, the entity should disclose in the first interim and first annual period of change the nature of and reason for the change in accounting principle and a statement that prior periods were not retrospectively adjusted.  If an entity applies the guidance retrospectively, the entity should disclose in the first interim and first annual period of change the nature of and reason for the change in accounting principle and quantitative information about the effects of the accounting change on prior periods.  We adopted this guidance on a prospective basis effective October 1, 2015.

In February 2016, the FASB issued ASU 2016-02 (“Topic 842”) new accounting guidance for leases, which supersedes previous lease guidance. Under this guidance, for all leases with terms in excess of one year, including operating leases, we will be required to recognize on our balance sheet a lease liability and a right-of-use asset representing our right to use the underlying asset for the lease term. The new guidance retains a distinction between finance leases and operating leases and the classification criteria is substantially similar to previous guidance. Additionally, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed. We are currently evaluating the impact of this guidance on our consolidated balance sheets. This guidance is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted.

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting”, which simplifies several aspects of the accounting for employee share-based payment transactions. Under this amended guidance, all excess tax benefits and tax deficiencies will be recognized as income tax expense or benefit in the income statement in the period in which the awards vest or are exercised. In the statement of cash flows, excess tax benefits will be classified with other income tax cash flows in operating activities. The amended guidance also gives the option to make a policy election to account for forfeitures as they occur and increases the threshold for awards that are partially settled in cash to qualify for equity classification. We expect that the adoption of this guidance will introduce volatility into our income tax provision, which will be impacted by the timing of employee exercises and changes in our stock price. This guidance is effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption permitted.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which (i) significantly changes the impairment model for most financial assets that are measured at amortized cost and certain other instruments from an incurred loss model to an expected loss model; and (ii) provides for recording credit losses on available-for-sale (AFS) debt securities through an allowance account. The update also requires certain incremental disclosures. The amendments in this ASU are effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. We are currently evaluating the effect this ASU will have on our consolidated financial statements and disclosures.

In August 2016, FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments,” amended guidance which clarifies how certain cash receipts and cash payments should be presented and classified in the statement of cash flows. The new guidance is intended to reduce the existing diversity in practice in how certain transactions are classified in the statement of cash flows. This guidance is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted.

In October 2016, the FASB issued ASU 2016-16, “Intra-Entity Transfers of Assets Other Than Inventory,” amended guidance on the accounting for income taxes, which eliminates the exception in existing guidance which defers the recognition of the tax effects of intra-entity asset transfers other than inventory until the transferred asset is sold to a third party. Rather, the amended guidance requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. This guidance is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted as of the beginning of an annual reporting period. We are currently assessing the impact of this guidance on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations: Clarifying the Definition of a Business,” which clarifies the definition of a business and assists entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Under this guidance, when substantially all of the fair value of gross assets acquired is concentrated in a single asset (or group of similar assets), the assets acquired would not represent a business. In addition, in order to be considered a business, an acquisition would have to include at a minimum an input and a substantive process that together significantly contribute to the ability to create an output. The amended guidance also narrows the definition of outputs by more closely aligning it with how outputs are described in FASB guidance for revenue recognition. This guidance is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted.

In January 2017, the FASB issued ASU 2017-04, “Intangibles – Goodwill and Other: Simplifying the Test for Goodwill Impairment.” This guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Under the amended guidance, a goodwill impairment charge will now be recognized for the amount by which the carrying value of a reporting unit exceeds its fair value, not to exceed the carrying amount of goodwill. This guidance is effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted for any impairment tests performed after January 1, 2017.

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

A substantial majority of our revenue, expense and capital expenditure activities are transacted in U.S. dollars.  However, we do transact business in other currencies, primarily the Canadian dollar, the British pound, the Chinese renminbi, the Australian dollar and the Euro.  For most of these foreign currencies, we are a net payor, and, therefore, are adversely affected by a weaker U.S. dollar and benefit from a stronger U.S. dollar relative to the foreign currencies in which we transact significant amounts of business.

We are required to translate, or express in U.S. dollars, the assets and liabilities of our foreign subsidiaries that are denominated or measured in foreign currencies at the applicable year-end rate of exchange on our Consolidated Balance Sheets and income statement items of our foreign subsidiaries at the average rates prevailing during the year.  We record the resulting translation adjustment to the foreign exchange account on our Consolidated Statements of Operations and Comprehensive Income (Loss).  Foreign currency transaction gains and losses, which have historically been immaterial, are recorded on our Consolidated Statements of Operations and Comprehensive Income (Loss).  We generally do not mitigate the risks associated with fluctuating exchange rates.

For the year ended December 31, 2016, a 10% weaker U.S. dollar against the currencies of all foreign countries in which we had operations during the period would have increased our revenue by $0.4 million and decreased our pre-tax operating profit by $1.6 million.  For the year ended December 31, 2015, a 10% weaker U.S. dollar against the currencies of all foreign countries in which we had operations during the period would have increased our revenue by $1.0 million and decreased our pre-tax operating profit by $1.0 million.  A 10% stronger U.S. dollar would have resulted in proportionate decreases to our revenue and increases to our pre-tax operating profit for the years ended December 31, 2016 and 2015.

On average across our mix of international businesses, foreign currencies at December 31, 2016 were weaker against the U.S. dollar than the average foreign exchange rates that prevailed across the full year 2016. As a result, if foreign exchange rates had remained unchanged throughout 2016, the foreign exchange translation would have reduced growth as reported in U.S. dollars.  As foreign exchange rates change daily, there can be no assurance that foreign exchange rates will remain constant throughout 2017, and rates could go either higher or lower.

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

Financial statements are attached hereto beginning with page F-1.  The following table sets forth selected unaudited quarterly statements of operations data for the last eight quarters.  The financial information presented for the interim periods has been prepared on the same basis as the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K and, in the opinion of management, includes all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the results of operations for such periods.  This data should be read in conjunction with the audited consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.  These quarterly operating results are not necessarily indicative of our operating results to be expected for any future period.

(in thousands, except per share data)

	Three months ended,
	Q1 2015	Q2 2015	Q3 2015	Q4 2015	Q1 2016	Q2 2016	Q3 2016	Q4 2016

Revenue	$21,675	$22,684	$21,901	$27,784	$26,293	$24,111	$23,857	$25,528

Costs and expenses
Cost of revenue, exclusive of depreciation and amortization shown separately below	4,326	4,215	3,863	5,371	4,654	4,131	4,322	5,204
Selling, general and administrative, including stock-based compensation	9,906	11,390	11,151	13,225	11,905	12,918	13,429	14,671
Research and development	5,316	7,480	6,588	5,528	4,354	5,285	5,212	5,052
Depreciation and amortization	1,527	2,061	2,045	1,911	1,974	2,125	2,401	2,400
	21,075	25,146	23,647	26,035	22,887	24,459	25,364	27,327
Operating income (loss)	600	(2,462)	(1,746)	1,749	3,406	(348)	(1,507)	(1,799)
Other income (expense)	(223)	443	(133)	(158)	327	(201)	(53)	(167)
Net and comprehensive income (loss) before income taxes	377	(2,019)	(1,879)	1,591	3,733	(549)	(1,560)	(1,966)
Income tax (benefit) expense	(886)	(1,203)	(1,241)	31,176	(1,651)	(227)	(1,155)	1,622
Net and comprehensive income (loss)	$(509)	$(3,222)	$(3,120)	$32,767	$2,082	$(776)	$(2,715)	$(344)

Net income (loss) per weighted average number of shares of common stock outstanding:

Basic	$0.00	$(0.01)	$(0.01)	$0.13	$0.01	$0.00	$(0.01)	$0.00

Diluted	$0.00	$(0.01)	$(0.01)	$0.12	$0.01	$0.00	$(0.01)	$0.00

ITEM 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

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

Our Chief Executive Officer and Chief Financial Officer, with the assistance of other members of our management, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2016.  Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) were effective as of December 31, 2016.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate “internal control over financial reporting” (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)).  Management evaluates the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission Internal Control - Integrated Framework (2013).  Our Chief Executive Officer and Chief Financial Officer, with the assistance of other members of our management, assessed the effectiveness of our internal control over financial reporting as of December 31, 2016.  Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that our internal control over financial reporting was effective as of December 31, 2016.

Our independent registered public accounting firm, EisnerAmper LLP (“Eisner”), has audited the Company’s consolidated financial statements and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016.  Eisner’s reports appear on pages F-2 and F-3 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended December 31, 2016, no change in our internal control over financial reporting has been identified that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The information required by this item regarding executive officers is incorporated herein by reference to the section titled “Executive Officers” in Item 1 of this Annual Report on Form 10-K.  The other information required by this item is incorporated herein by reference to the section titled “PROPOSAL 1 – Election of Directors” of the Proxy Statement for our 2017 Annual Meeting of Stockholders.  Definitive proxy materials are expected to be filed with the SEC pursuant to Regulation 14A no later than April 30, 2017.

ITEM 11.	Executive Compensation

The information required by this item is incorporated herein by reference to the section titled “STATEMENT OF EXECUTIVE COMPENSATION” of the Proxy Statement for our 2017 Annual Meeting of Stockholders.  Definitive proxy materials are expected to be filed with the SEC pursuant to Regulation 14A no later than April 30, 2017.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item related to security ownership of certain beneficial owners is incorporated herein by reference to the section titled “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” of the Proxy Statement for our 2017 Annual Meeting of Stockholders.  Definitive proxy materials are expected to be filed with the SEC pursuant to Regulation 14A no later than April 30, 2017.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the sections titled “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT – Certain Relationships and Related Transactions” and “CORPORATE GOVERNANCE MATTERS – Independence of Directors” of the Proxy Statement for our 2017 Annual Meeting of Stockholders.  Definitive proxy materials are expected to be filed with the SEC pursuant to Regulation 14A no later than April 30, 2017.

ITEM 14.	Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to the section titled “PROPOSAL 2 – RATIFICATION OF THE APPOINTMENT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS – Services and Fees of Independent Registered Public Accountants” of the Proxy Statement for our 2017 Annual Meeting of Stockholders.  Definitive proxy materials are expected to be filed with the SEC pursuant to Regulation 14A no later than April 30, 2017.

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

3.1	Certificate of Domestication (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 6, 2010)

3.2	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 6, 2016)

3.3	By-laws (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed December 6, 2010)

4.1*	Form of stock specimen

4.2	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed September 28, 2012)

4.3	Warrant Certificate, dated September 25, 2012, issued to D&D Securities (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed September 28, 2012)

4.4	Convertible Promissory Note dated January 30, 2015 in favor of PCF 1, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 2, 2015)

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

10.8*#	Amended and Restated NeuLion, Inc. 2012 Omnibus Securities and Incentive Plan

10.9
Amendment 1 to Contract for Services dated as of July 13, 2012, by and between NeuLion, Inc. and KyLin TV, Inc. (portions of this exhibit have been omitted pursuant to a request for confidential treatment on file with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed October 10, 2012)

10.10*#	Form of Stock Option Agreement

10.11*#	Form of Restricted Stock Unit Award Agreement

21*	Subsidiaries

31.1*	Certification of the Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) of the Exchange Act

31.2*	Certification of the Chief Financial Officer (Principal Financial Officer) pursuant to Rule 13a-14(a) of the Exchange Act

32*	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

# Management contract or compensatory plan or arrangements

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEULION, INC.

March 1, 2017	By:	/s/ Roy E. Reichbach
		Name:	Roy E. Reichbach
		Title:	President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Nancy Li	Executive Chair and Director	March 1, 2017
Nancy Li

/s/ Roy E. Reichbach	President, Chief Executive Officer and Director	March 1, 2017
Roy E. Reichbach	(Principal Executive Officer)

/s/ Tim Alavathil	Chief Financial Officer	March 1, 2017
Tim Alavathil	(Principal Financial and Accounting Officer)

/s/ Gabriel A. Battista	Director	March 1, 2017
Gabriel A. Battista

/s/ Robert E. Bostrom	Director	March 1, 2017
Robert E. Bostrom

/s/ John A. Coelho	Director	March 1, 2017
John A. Coelho

/s/ James R. Hale	Director	March 1, 2017
James R. Hale

/s/ Shirley Strum Kenny	Director	March 1, 2017
Shirley Strum Kenny

/s/ David Kronfeld	Director	March 1, 2017
David Kronfeld

/s/ Charles B. Wang	Director	March 1, 2017
Charles B. Wang

NeuLion, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
NeuLion, Inc.

We have audited the accompanying consolidated balance sheets of NeuLion, Inc. (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016.  The financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NeuLion, Inc. as of December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), NeuLion, Inc.'s internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 1, 2017 expressed an unqualified opinion thereon.

/s/ EisnerAmper LLP

New York, New York
March 1, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
NeuLion, Inc.

We have audited NeuLion, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

An entity’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  An entity’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the entity; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the entity are being made only in accordance with authorizations of management and directors of the entity; and (iii)  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the entity’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, NeuLion, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control - Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of NeuLion, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016, and our report dated March 1, 2017 expressed an unqualified opinion thereon.

/s/ EisnerAmper LLP

New York, New York
March 1, 2017

NEULION, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(Expressed in U.S. dollars)

	As of December 31,
	2016	2015

ASSETS
Current
Cash and cash equivalents	$41,905	$53,413
Accounts receivable, net	14,073	12,967
Other receivables	791	604
Inventory	186	199
Prepaid expenses and deposits	3,657	2,928
Due from related parties	551	304
Total current assets	61,163	70,415
Property, plant and equipment, net	14,227	6,585
Intangible assets, net	24,495	23,627
Goodwill	13,229	11,496
Deferred tax assets	32,574	30,614
Other assets	2,686	1,413
Total assets	$148,374	$144,150

LIABILITIES AND EQUITY
Current
Accounts payable	$11,802	$10,006
Accrued liabilities	12,630	10,230
Due to related parties	-	18
Deferred revenue	14,036	11,570
Total current liabilities	38,468	31,824
Long-term deferred revenue	2,037	1,067
Deferred rent liabilities	1,265	1,649
Deferred tax liabilities	1,093	1,425
Other long-term liabilities	112	127
Total liabilities	42,975	36,092

Stockholders' equity
Common stock (par value: $0.01; shares authorized: 2016: 500,000,000 and 2015: 300,000,000; shares issued:
2016: 279,050,968 and 2015: 280,903,667)	2,791	2,809
Treasury stock	(621)	-
Additional paid-in capital	167,418	167,705
Promissory notes receivable	(189)	(209)
Accumulated deficit	(64,000)	(62,247)
Total stockholders’ equity	105,399	108,058
Total liabilities and stockholders’ equity	$148,374	$144,150

See accompanying notes

NEULION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
(in thousands, except share and per share data)
(Expressed in U.S. dollars)

	Year ended December 31,
	2016	2015	2014

Revenue	$99,788	$94,043	$55,520

Costs and expenses
Cost of revenue, exclusive of depreciation and amortization shown separately below	18,312	17,775	13,897
Selling, general and administrative, including stock-based compensation	52,922	45,672	27,073
Research and development	19,903	24,912	8,381
Depreciation and amortization	8,899	7,544	2,621
	100,036	95,903	51,972
Operating income (loss)	(248)	(1,860)	3,548

Other income (expense)
Loss on foreign exchange	(170)	(818)	(138)
Investment income, net	76	363	428
Interest on convertible note, including amortization of debt discount	-	(123)	-
Gain on conversion of convertible note and revaluation of related derivative, net	-	507	-
	(94)	(71)	290
Net and comprehensive income (loss) before income taxes	(342)	(1,931)	3,838
Income tax benefit (expense)	(1,411)	27,847	(271)
Net and comprehensive income (loss)	$(1,753)	$25,916	$3,567

Net income (loss) per weighted average number of shares
of common stock outstanding - basic	$(0.01)	$0.11	$0.02

Weighted average number of shares
of common stock outstanding - basic	281,690,556	233,489,798	174,645,803

Net income (loss) per weighted average number of shares
of common stock outstanding - diluted	$(0.01)	$0.11	$0.02

Weighted average number of shares
of common stock outstanding - diluted	281,690,556	245,346,681	214,711,362

See accompanying notes

NEULION, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share data)
(Expressed in U.S. dollars)

	Common stock		Treasury Stock		Additional	Promissory	Accumulated	Total
	Shares	Amount	Shares	Amount	paid-in capital	notes	deficit	equity
Balance, December 31, 2013	170,326,338	$1,703	-	$-	$85,438	$(209)	$(87,672)	$(740)

Accretion of issuance costs
on Class 4 Preference Shares	-	-	-	-	(30)	-	-	(30)
Exercise of broker warrants	627,063	6	-	-	125	-	-	131
Exercise of subscriber warrants	5,241,544	52	-	-	(52)	-	-	-
Exercise of stock options	1,858,835	19	-	-	714	-	-	733
Stock-based compensation:
Stock options	-	-	-	-	1,259	-	-	1,259
Directors’ compensation	156,226	2	-	-	177	-	-	179
Net income	-	-	-	-	-	-	3,567	3,567
Balance, December 31, 2014	178,210,006	1,782	-	-	87,631	(209)	(84,105)	5,099

Acquisition of DivX Corporation	61,731,172	617	-	-	57,904	-	-	58,521
Accretion of issuance costs
on Class 4 Preference Shares	-	-	-	-	(46)	-	-	(46)
Conversion of Preference Shares	28,089,083	281	-	-	14,719	-	-	15,000
Dividend on Preference Shares	8,176,210	82	-	-	3,976	-	(4,058)	-
Exercise of broker units	88,064	1	-	-	18	-	-	19
Exercise of broker warrants	228,749	2	-	-	(2)	-	-	-
Exercise of subscriber warrants	1,694,768	17	-	-	(17)	-	-	-
Exercise of stock options	2,395,040	24	-	-	823	-	-	847
Stock-based compensation:
Stock options	-	-	-	-	1,519	-	-	1,519
Restricted stock units	-	-	-	-	985	-	-	985
Directors’ compensation	290,575	3	-	-	195	-	-	198
Net income	-	-	-	-	-	-	25,916	25,916
Balance, December 31, 2015	280,903,667	2,809	-	-	167,705	(209)	(62,247)	108,058

Exercise of stock options	2,302,460	23	-	-	446	-	-	469
Stock-based compensation:
Stock options	-	-	-	-	2,663	-	-	2,663
Restricted stock units	1,653,106	17	-	-	1,453	-	-	1,470
Directors’ compensation	268,239	2	-	-	208	-	-	210
Repurchase and cancellation of
common stock	(6,076,504)	(60)	(768,800)	(621)	(5,057)	-	-	(5,738)
Repayment of promissory note						20		20
Net loss	-	-	-	-	-	-	(1,753)	(1,753)
Balance, December 31, 2016	279,050,968	$2,791	(768,800)	$(621)	$167,418	$(189)	$(64,000)	$105,399

See accompanying notes

NEULION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Expressed in U.S. dollars)

	Year ended December 31,
	2016	2015	2014
OPERATING ACTIVITIES

Net income (loss)	$(1,753)	$25,916	$3,567
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	8,899	7,544	2,621
Stock-based compensation	4,573	2,702	1,438
Amortization of debt discount	-	123	-
Gain on revaluation of convertible note derivative	-	(507)	-
Deferred income taxes	(2,292)	(32,402)	271

Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	(1,106)	18,851	(2,767)
Income tax receivable	-	4,318	-
Other receivables	(187)	246	(238)
Inventory	13	105	177
Prepaid expenses, deposits and other assets	(1,949)	(1,262)	(185)
Due from related parties	(247)	(193)	133
Accounts payable	1,797	(5,191)	1,360
Accrued liabilities	1,779	(587)	(91)
Deferred revenue	3,436	(984)	1,038
Deferred rent liability	(384)	(263)	-
Long-term liabilities	(15)	(75)	(68)
Due to related parties	(18)	18	(17)
Cash provided by operating activities	12,546	18,359	7,239

INVESTING ACTIVITIES
Acquisition of Saffron Digital Limited	(9,000)	-	-
Cash acquired from acquisition of DivX Corporation	-	9,718	-
Purchase of property, plant and equipment	(10,195)	(1,428)	(1,850)
Cash (used in) provided by investing activities	(19,195)	8,290	(1,850)

FINANCING ACTIVITIES
Repurchases of common stock	(5,117)	-	-
Cancellation of restricted stock units for taxes	(231)	-	-
Repayment of promissory note	20	-	-
Proceeds from exercise of stock options	469	847	733
Proceeds from exercise of broker units	-	19	132
Cash (used in) provided by financing activities	(4,859)	866	865

Net (decrease) increase in cash and cash equivalents, during the year	(11,508)	27,515	6,254
Cash and cash equivalents, beginning of year	53,413	25,898	19,644
Cash and cash equivalents, end of year	$41,905	$53,413	$25,898

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$3,530	$3,961	$-

Supplemental disclosure of non-cash activities:
Par value of shares of common stock issued upon exercise of cashless warrants	$-	$19	$52

Accretion of issuance costs on Class 4 Preference Shares	$-	$46	$30

Issuance of shares of common stock upon acquisition of DivX Corporation	$-	$58,521	$-

Issuance of shares of common stock upon conversion of Preference Shares	$-	$15,000	$-

Issuance of shares of common stock upon declaration of dividend on Preference Shares	$-	$4,058	$-

See accompanying notes

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
 (in thousands, except share and per share data)

1. Nature of Operations

NeuLion, Inc. (“NeuLion” or the “Company”) is a leading provider of enterprise digital video solutions with the mission to deliver and enable the highest quality live and on-demand digital video content experiences anywhere and on any device.  Our flagship solution, the NeuLion Digital Platform, is a proprietary, cloud-based, fully integrated, turnkey solution that enables the delivery and monetization of digital video content.  Through the Company’s comprehensive solution suite, including the NeuLion Digital Platform, the NeuLion CE and the MainConcept technologies, NeuLion empowers the entire video ecosystem.

The Company is headquartered in Plainview, New York and was domesticated under Delaware law on November 30, 2010. The Company’s common stock is listed on the Toronto Stock Exchange (“TSX”) under the symbol NLN.

2. Basis of Presentation and Significant Accounting Policies

The accompanying consolidated financial statements reflect the accounts of the Company and all of its wholly-owned and majority-owned subsidiaries and have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”).  As at December 31, 2016, the Company had an 11.8% equity interest in KyLin TV, Inc. (2015 – 11.8%).  This investment is accounted for using the equity method of accounting.  All significant intercompany balances and transactions have been eliminated.

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

(c)
Subscription revenues, which consist of recurring revenues based on the number of subscribers, are typically generated on a monthly, quarterly or annual basis and can be a fixed fee per user, a variable fee per user or a variable fee based on a percentage of the subscription price. The Company defers the appropriate portion of cash received for the services that have not yet been rendered and recognizes the revenue over the term of the subscription, which are generally between 30 days and one year. Pay-per-view revenues are deferred and recognized in the period when the content is viewed. Subscription revenues are recorded on either a gross or net basis depending on the transaction arrangement with the customer. Where subscription revenues are recorded on a gross basis, the total amount of the subscription is deferred and recognized over the subscription term and the share of revenue owing to our customer is deferred and recognized as a cost of revenue over the term of the subscription. Where subscription revenues are recorded on a net basis, only the Company’s share of revenue from the subscription is deferred and recognized over the term of the subscription.  Under U.S. GAAP guidance related to reporting revenue gross as a principal versus net as an agent, the indicators used to determine whether an entity is a principal or an agent to a transaction are subject to judgment. When our assessment of the indicators leads us to conclude that we are the principal in the subscription transaction, revenue is recorded on a gross basis, the total amount of the subscription is deferred and recognized over the subscription term. When our assessment of the indicators leads us to conclude that we are the agent in the subscription transaction, only the Company’s share of revenue from the subscription is deferred and recognized over the term of the subscription.

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

Licensing revenue is recognized gross of withholding taxes that are remitted by the Company's licensees directly to their local tax authorities. For the years ended December 31, 2016, 2015 and 2014, withholding taxes were $2,486, $3,754 and $0, respectively.

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

(i)
Equipment revenue is generated by the sale and rental of set-top boxes (“STBs”) to content partners and/or end users to enable the end user to receive content over the Internet and display the signal on a standard television.  Shipping charges are included in total equipment revenue.  Revenue is recognized generally upon shipment to the customer.  The customer does not have any right of return on STBs.  Revenue is recognized when persuasive evidence of an arrangement exists, prices are determinable, collectability is reasonably assured and the goods or services have been delivered.  If any of these criteria are not met, revenue is deferred until such time as all of the criteria are met.

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
 (in thousands, except share and per share data)
Cash and cash equivalents

Cash and cash equivalents consist of cash and short-term investments, such as money market funds, that have original maturities of less than three months.

Accounts receivable

Accounts receivable are carried at original invoice amount.  The Company maintains a provision for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectability of specific customer accounts: customer credit-worthiness; past transaction history with the customer; current economic industry trends; and changes in customer payment terms. If the financial conditions of the Company's customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required.  As of December 31, 2016 and 2015, the allowance for doubtful accounts was $385 and $688, respectively.

Inventory

Inventory consists of STBs, which are finished goods.  Inventories are recorded at the lower of cost and net realizable value. Cost is accounted for on a first-in, first-out basis. The Company evaluates its ending inventories for estimated excess quantities and obsolescence. This evaluation includes analyses of sales levels and projections of future demand within specific time horizons. Inventories in excess of future demand are reserved. In addition, the Company assesses the impact of changing technology and market conditions on its inventory-on-hand and writes off inventories that are considered obsolete.

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

Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which are as follows:

Computer hardware	5 years
Computer software	3 years
Furniture and fixtures	7 years
Vehicles	5 years
Building	25 years
Leasehold improvements	Shorter of useful life and lease term

The Company reviews the carrying value of property, plant and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. If these future undiscounted cash flows are less than the carrying value of the asset, then the carrying amount of the asset is written down to its fair value, based on the related estimated discounted future cash flows. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property, plant and equipment are used and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, no impairment was recorded for the years ended December 31, 2016, 2015 and 2014.

Intangible assets

Intangible assets are recorded at cost less amortization.  Cost of intangible assets acquired through business combinations represents their fair market value at the date of acquisition.  Amortization is calculated using the straight-line method over the estimated useful lives of the intangible assets, which are as follows:

Customer relationships	5-7 years
Developed technology	5 years
Trademarks	7 years

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
 (in thousands, except share and per share data)

The Company reviews the carrying value of its definite lived intangible assets for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. If these future undiscounted cash flows are less than the carrying value of the asset, then the carrying amount of the asset is written down to its fair value, based on the related estimated discounted future cash flows. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the intangible assets are used and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, no impairment was recorded for the years ended December 31, 2016, 2015 and 2014.

Goodwill

Goodwill represents the excess, at the date of acquisition, of the cost of an acquired business over the fair value of the identifiable assets acquired and liabilities assumed. Goodwill is not amortized but is subject to an annual impairment test at the reporting unit level and between annual tests if changes in circumstances indicate a potential impairment.  The Company performs an annual goodwill impairment test as of October 1 of each calendar year.  Goodwill impairment is assessed based on a comparison of the fair value of each reporting unit to the underlying carrying value of the reporting unit’s net assets, including goodwill. If the carrying value of the reporting unit exceeds its fair value, the Company performs the second step of the goodwill impairment test to determine the amount of the impairment loss. The second step of the impairment test involves comparing the implied fair value of the reporting unit's goodwill with its carrying amount to measure the amount of impairment loss, if any. The Company’s impairment test is based on its single operating segment and reporting unit structure.  For the years ended December 31, 2016, 2015 and 2014, there was no impairment loss.

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

Advertising

Advertising costs are expensed as incurred and totaled $1,189, $1,303 and $430 for the years ended December 31, 2016, 2015 and 2014, respectively, and are included in selling, general and administrative expenses on the consolidated statements of operations and comprehensive loss.

Stock-based compensation and other stock-based payments

The Company accounts for all stock options and warrants using a fair value-based method.  The fair value of each stock option and warrant granted to employees is estimated on the date of the grant using the Black-Scholes options pricing model and the related stock-based compensation expense is recognized over the vesting period during which an employee is required to provide service in exchange for the reward.  The fair value of the warrants granted to non-employees is measured and expensed as the warrants vest.

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
 (in thousands, except share and per share data)

Restricted stock unit awards give the holder the right to one share of common stock for each vested restricted stock unit.  Stock-based compensation expense is recorded based on the market value of the common stock on the grant date and recognized over the vesting period of these awards.

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

Segment

The Company’s CEO is its chief operating decision maker.  The CEO reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenue by geographic region.  There are no segment managers who are held accountable by the chief operating decision maker for operations, operating results, and planning for levels or components below the consolidated unit level.  The Company has therefore determined that it has a single operating segment.

Recently issued accounting standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance on revenue recognition, which provides a single, comprehensive revenue recognition model for all contracts with customers and supersedes most existing revenue recognition guidance.  The main principle under this guidance is that an entity should recognize revenue at the amount it expects to be entitled to in exchange for the transfer of goods or services to customers.  The Company has identified the predominant changes to its accounting policies resulting from the application of this guidance and is in the process of quantifying the impact on its consolidated financial statements.  The cumulative effect of the initial adoption will be reflected as an adjustment to the opening balance of retained earnings as of the date of the application of the guidance; however, the Company does not expect this guidance to have a significant impact on the Company’s consolidated financial statements on an annual basis.  This guidance is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted.

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

In November 2015, the FASB issued ASU 2015-17, “Income Taxes”, which requires that deferred tax liabilities and assets be classified as non-current in a classified statement of financial position. The amendments in this ASU apply to all entities that present a classified statement of financial position.  The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments.  For public business entities, the amendments are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods.  Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period.  The amendments may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented.  If an entity applies the guidance prospectively, the entity should disclose in the first interim and first annual period of change the nature of and reason for the change in accounting principle and a statement that prior periods were not retrospectively adjusted.  If an entity applies the guidance retrospectively, the entity should disclose in the first interim and first annual period of change the nature of and reason for the change in accounting principle and quantitative information about the effects of the accounting change on prior periods.  The Company adopted this guidance on a prospective basis effective October 1, 2015.

In February 2016, the FASB issued ASU 2016-02 (“Topic 842”) new accounting guidance for leases, which supersedes previous lease guidance. Under this guidance, for all leases with terms in excess of one year, including operating leases, the Company will be required to recognize on its balance sheet a lease liability and a right-of-use asset representing its right to use the underlying asset for the lease term. The new guidance retains a distinction between finance leases and operating leases and the classification criteria is substantially similar to previous guidance. Additionally, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed. The Company is currently evaluating the impact of this guidance on its consolidated balance sheets. This guidance is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted.

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
 (in thousands, except share and per share data)

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting”, which simplifies several aspects of the accounting for employee share-based payment transactions. Under this amended guidance, all excess tax benefits and tax deficiencies will be recognized as income tax expense or benefit in the income statement in the period in which the awards vest or are exercised. In the statement of cash flows, excess tax benefits will be classified with other income tax cash flows in operating activities. The amended guidance also gives the option to make a policy election to account for forfeitures as they occur and increases the threshold for awards that are partially settled in cash to qualify for equity classification. The Company expects that the adoption of this guidance will introduce volatility into the Company’s income tax provision, which will be impacted by the timing of employee exercises and changes in the Company’s stock price. This guidance is effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption permitted.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which (i) significantly changes the impairment model for most financial assets that are measured at amortized cost and certain other instruments from an incurred loss model to an expected loss model; and (ii) provides for recording credit losses on available-for-sale (AFS) debt securities through an allowance account. The update also requires certain incremental disclosures. The amendments in this ASU are effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently evaluating the effect this ASU will have on its consolidated financial statements and disclosures.

In August 2016, FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments,” amended guidance which clarifies how certain cash receipts and cash payments should be presented and classified in the statement of cash flows. The new guidance is intended to reduce the existing diversity in practice in how certain transactions are classified in the statement of cash flows. This guidance is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted.

In October 2016, the FASB issued ASU 2016-16, “Intra-Entity Transfers of Assets Other Than Inventory,” amended guidance on the accounting for income taxes, which eliminates the exception in existing guidance which defers the recognition of the tax effects of intra-entity asset transfers other than inventory until the transferred asset is sold to a third party. Rather, the amended guidance requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. This guidance is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted as of the beginning of an annual reporting period. The Company is currently assessing the impact of this guidance on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations: Clarifying the Definition of a Business,” which clarifies the definition of a business and assists entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Under this guidance, when substantially all of the fair value of gross assets acquired is concentrated in a single asset (or group of similar assets), the assets acquired would not represent a business. In addition, in order to be considered a business, an acquisition would have to include at a minimum an input and a substantive process that together significantly contribute to the ability to create an output. The amended guidance also narrows the definition of outputs by more closely aligning it with how outputs are described in FASB guidance for revenue recognition. This guidance is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted.

In January 2017, the FASB issued ASU 2017-04, “Intangibles – Goodwill and Other: Simplifying the Test for Goodwill Impairment.” This guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Under the amended guidance, a goodwill impairment charge will now be recognized for the amount by which the carrying value of a reporting unit exceeds its fair value, not to exceed the carrying amount of goodwill. This guidance is effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted for any impairment tests performed after January 1, 2017.

3. Business Combinations

(i) Saffron Digital Limited (“Saffron Digital”)

On June 3, 2016, the Company completed the acquisition of Saffron Digital, operating in the United Kingdom, in an all-cash asset transaction for total consideration of $9,000, of which $7,500 was paid on closing and $1,500 was paid in September 2016.

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
 (in thousands, except share and per share data)

The Saffron Digital solution, which has been integrated into the NeuLion Digital Platform, helps customers build digital video services for entertainment delivered over-the-top to Internet-connected devices.  These digital video services support advanced implementations of subscription video on demand, electronic sell-through and advertising-supported video.

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

In connection with this transaction, the Company incurred $109, $0 and $0 of acquisition-related expenses during the years ended December 31, 2016, 2015 and 2014, respectively that are included in selling, general and administrative expenses in the consolidated statements of operations and comprehensive loss.

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

In connection with this transaction, the Company incurred approximately $0, $360 and $806, of acquisition-related expenses during the years ended December 31, 2016, 2015 and 2014, respectively that are included in selling, general and administrative expenses, in the consolidated statements of operations and comprehensive income.

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

The fair value of the remaining payments due under the applicable contracts is estimated by calculating the discounted cash flows associated with such future billings. Although the Company has not recognized revenue as it collects the corresponding site license payments under these pre-acquisition contracts, the Company has recognized interest income at the discount rate of the contract receivable.  Interest income recognized during the years ended December 31, 2016, 2015 and 2014 was $0, $343 and $0, respectively.

Unaudited Pro Forma Financial Information

The unaudited financial information in the table below summarizes the combined results of operations of the Company and DivX, on a pro forma basis, as though the Company had acquired DivX on January 1, 2014.  The pro forma information for all periods presented also includes the effects of business combination accounting resulting from the acquisition, including amortization charges from acquired intangibles assets.

	Year ended December 31,
	2015	2014
Total revenue	$96,282	$81,751
Net income (loss)	$23,691	$(21,878)
Income (loss) per share – basic and diluted	$0.10	$(0.10)

4. Property, Plant and Equipment

The details of property, plant and equipment and the related accumulated depreciation are set forth below:

	As of December 31, 2016
		Accumulated	Net book
	Cost	depreciation	value

Land	$2,628	$-	$2,628
Building	4,700	31	4,669
Computer hardware	16,526	12,655	3,871
Computer software	5,248	4,769	479
Vehicles	61	40	21
Furniture and fixtures	897	582	315
Leasehold improvements	2,976	1,192	1,784
Construction in progress	460	-	460
	$33,496	$19,269	$14,227

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
 (in thousands, except share and per share data)

	As of December 31, 2015
		Accumulated	Net book
	Cost	depreciation	value

Computer hardware	$15,036	$11,317	$3,719
Computer software	4,721	4,513	208
Vehicles	61	36	25
Furniture and fixtures	839	430	409
Leasehold improvements	2,827	603	2,224
	$23,484	$16,899	$6,585

Depreciation expense for the years ended December 31, 2016, 2015 and 2014 was $2,568, $2,265 and $1,378, respectively.

5. Goodwill and Intangible Assets

The net carrying amount of goodwill is set forth below:

Balance – December 31, 2013 and 2014	$11,327
Acquisition of DivX	169
Balance – December 31, 2015	$11,496
Acquisition of Saffron Digital	1,733
Balance – December 31, 2016	$13,229

The details of intangible assets and the related accumulated amortization are set forth below:

	As of December 31, 2016
		Accumulated	Net book
	Cost	amortization	value

Customer relationships	$24,203	$15,446	$8,757
Developed technology	19,900	7,575	12,325
Trademarks	4,995	1,582	3,413
	$49,098	$24,603	$24,495

	As of December 31, 2015
		Accumulated	Net book
	Cost	amortization	value

Customer relationships	$20,903	$13,121	$7,782
Developed technology	16,000	4,240	11,760
Trademarks	4,995	910	4,085
	$41,898	$18,271	$23,627

Amortization expense for the years ended December 31, 2016, 2015 and 2014 was $6,332, $5,279 and $2,365, respectively.  The weighted-average life remaining on these intangible assets as of December 31, 2016 is 3.6 years.

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
 (in thousands, except share and per share data)

Based on the amount of intangible assets subject to amortization, the Company's estimated amortization expense over the next five years and thereafter is as follows:

2017	$6,917
2018	6,871
2019	6,871
2020	2,508
2021	1,272
Thereafter	56
$24,495

6. Economic Dependence and Concentration of Credit Risk

For the year ended December 31, 2016, no one customer accounted for more than 10% of revenues.  For the year ended December 31, 2015, the National Hockey League (“NHL”) and LG Electronics accounted for 23% of revenues: 12% and 11%, respectively.  For the year ended December 31, 2014, the NHL accounted for 18% of revenues.  No other customers accounted for more than 10% of revenues in 2016, 2015 and 2014.

As at December 31, 2016, Samsung Companies and World Surf League accounted for 28% of accounts receivable:  15% and 13%, respectively.  As at December 31, 2015, Samsung Companies and Toshiba Companies accounted for 33% of accounts receivable:  19% and 14%, respectively.

As at December 31, 2016, the Ultimate Fighting Championship (“UFC”) and the National Basketball Association (“NBA”) accounted for 50% of accounts payable:  37% and 13%.  As at December 31, 2015, the UFC and the NBA accounted for 51% of accounts payable: 37% and 14%, respectively.  As at December 31, 2014, the NHL and the UFC accounted for 59% of accounts payable: 49% and 10%, respectively.

As at December 31, 2016, approximately 49% of the Company’s cash and cash equivalents were held in accounts with U.S. banks that received a BBB+ rating from Standard and Poor’s and a Baa1 rating from Moody’s.  As at December 31, 2015, approximately 39% of the Company’s cash and cash equivalents were held in accounts with U.S. banks that received a AA- rating from Standard and Poor’s and an AA1 rating from Moody’s, and 26% of the Company’s cash and cash equivalents were held in accounts with a U.S. bank that received a BBB+ rating from Standard and Poor’s and an Baa1 rating from Moody’s.  At December 31, 2014, approximately 83% of the Company’s cash and cash equivalents were held in accounts with a U.S. bank that received a BBB+ rating from Standard and Poor’s and an A3 rating from Moody’s.

7. Related Party Transactions

The Company has entered into certain transactions and agreements in the normal course of operations with related parties.  Significant related party transactions are as follows:

KyLin TV

KyLin TV is an IPTV company that is controlled by Charles B. Wang, a member of the Board of Directors of the Company.  On June 1, 2008, the Company entered into an agreement with KyLin TV to build and deliver the setup and back office operations for KyLin TV’s IPTV service.  Effective April 1, 2012, the Company amended its agreement with KyLin TV, such that, in addition to the services previously provided, KyLin TV was appointed the exclusive distributor of the Company’s business to consumer (“B2C”) IPTV interests.  As exclusive distributor, KyLin TV obtains, advertises and markets all of the Company’s B2C content, in accordance with the terms of the amendment.  Accordingly, KyLin TV records the gross revenues from the Company’s B2C content as well as the associated license fees, whereas the Company records revenues in accordance with the revised fee schedule in the amendment.  The Company also provides and charges KyLin TV for administrative and general corporate support.  For each of the periods presented, the amounts charged for these services provided by the Company for the years ended December 31, 2016, 2015 and 2014 were $97, $118 and $123, respectively, and were recorded as a recovery in selling, general and administrative expense.  Additionally, the Company purchased STBs from KyLin TV.  For each of the periods presented, the amounts paid for this equipment for the years ended December 31, 2016, 2015 and 2014 were $0, $0 and $46, respectively.

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

Renaissance Property Associates, LLC (“Renaissance”)

The Company provides IT-related professional services to Renaissance, a real estate management company owned by Mr. Wang.  In June 2009, the Company signed a sublease agreement with Renaissance for office space in Plainview, New York.  The sublease agreement expires in December 2019.  Rent expense paid by the Company to Renaissance of $565, $430 and $430, inclusive of taxes and utilities, is included in selling, general and administrative expense for each of the years ended December 31, 2016, 2015 and 2014.

Smile Train, Inc. (“Smile Train”)

The Company provides IT-related professional services to Smile Train, a public charity whose founder and significant benefactor is Mr. Wang.

The Company recognized revenue from related parties as follows:

	Year ended December 31,
	2016	2015	2014

New York Islanders	$280	$292	$311
Renaissance	120	120	120
Smile Train	96	96	90
KyLinTV	363	553	847
	$859	$1,061	$1,368

The amounts due from (to) related parties are as follows:

	As of December 31,
	2016	2015

New York Islanders	$103	$(18)
Renaissance	26	-
KyLin TV	422	304
	$551	$286

Investment in affiliate – KyLin TV

The Company records its investment in KyLin TV using the equity method.

From January 1, 2008 through February 26, 2010, the Company’s equity interest in KyLin TV was 17.1%.  On February 26, 2010, a group of private investors invested $10.0 million in KyLin TV, which reduced the Company’s equity interest to 11.8%.  Of the total $10.0 million investment, $1.0 million was invested by AvantaLion LLC, a company controlled by Mr. Wang.  Management has determined that, as a result of the 11.8% equity interest combined with the services that the Company provides KyLin TV, the Company continues to have significant influence on the operating activities of KyLin TV; therefore, the Company continues to account for its investment in KyLin TV using the equity method.  As previously discussed, the Company also provides and charges KyLin TV for administrative and general corporate support.

The Company’s proportionate share of the equity loss from KyLin TV has been accounted for as a charge on the Company's consolidated statements of operations and comprehensive loss.   Due to KyLin TV’s accumulated losses, the investment was reduced to zero as at December 31, 2008.  No further charges will be recorded as the Company has no obligation to fund the losses of KyLin TV.  If KyLin TV becomes profitable in the future, the Company will resume applying the equity method only after its share of that net income equals the Company’s share of net losses not recognized during the period the equity method was suspended.  From 2008 through 2016, the Company’s share of cumulative losses in KyLin TV that have not been recognized as of December 31, 2016 was $4,519.

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

For the years ended December 31, 2016, 2015 and 2014, the Company made aggregate matching contributions of $1,021, $912 and $485, respectively.

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

The holders of the Class 3 Preference Shares were JK&B Capital V Special Opportunities Fund, L.P. (“JK&B Special Opp.”) and JK&B Capital V, L.P. (“JK&B Capital”), both of which are controlled by Company director David Kronfeld, and The Gabriel A. Battista Revocable Trust Under a Trust Declaration dated August 22, 2006, which is controlled by Company director Gabriel A. Battista.  The holders of the Class 4 Preference Shares were JK&B Special Opp. and JK&B Capital. Mr. Wang, a member of the Board of Directors of the Company, has a pecuniary interest of 85% in, but does not exercise control over, JK&B Special Opp. Mr. Wang is married to Nancy Li, the Executive Chair and a director of the Company.

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
 (in thousands, except share and per share data)

As a result of the transaction, the Company currently has no Preference Shares issued and outstanding.

11. Stock Option and Stock-Based Compensation Plans

The total stock-based compensation expense included in the Company’s consolidated statement of operations for the years ended December 31, 2016, 2015 and 2014 was $4,573, $2,702 and $1,438, respectively.

(i) Amended and Restated NeuLion, Inc. 2012 Omnibus Securities and Incentive Plan (the “New Plan”)

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

[a]  Stock Options

A summary of stock option activity under the New Plan is as follows:

	#	Weighted average
	of options	exercise price
Outstanding, December 31, 2013	14,193,000	0.44
Granted	3,979,500	0.95
Exercised	(193,255)	0.43
Forfeited	(714,750)	0.47
Outstanding, December 31, 2014	17,264,495	0.56
Granted	5,283,750	1.01
Exercised	(310,000)	0.51
Forfeited	(749,150)	0.92
Outstanding, December 31, 2015	21,489,095	0.66
Granted	4,133,200	0.64
Exercised	(785,245)	0.41
Forfeited	(1,623,600)	0.93
Outstanding, December 31, 2016	23,213,450	0.65

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
 (in thousands, except share and per share data)

The following table summarizes information regarding stock options granted under the New Plan as at December 31, 2016:

		Weighted average		Aggregate
Exercise	Number	remaining	Number	intrinsic
price	outstanding	contractual life	exercisable	value

$0.39	349,000	6.2	261,750	$164
$0.44	10,768,500	6.6	8,076,375	4,523
$0.48	900,000	1.6	675,000	342
$0.59	2,920,950	8.9	730,238	789
$0.69	160,000	9.9	-	27
$0.78	100,000	9.6	-	8
$0.80	10,000	9.9	-	1
$0.85	645,000	9.6	-	6
$0.94	5,554,500	8.4	2,121,500	-
$1.02	350,000	8.4	87,500	-
$1.03	400,000	2.4	200,000	-
$1.16	1,055,500	2.8	263,875	-
	23,213,450	7.0	12,416,238	$5,860

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of fiscal 2016 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2016.  The amount changes based on the fair market value of the Company’s common stock.

For the years ended December 31, 2016, 2015 and 2014, $2,627, $1,334 and $838, respectively, were recorded for total stock-based compensation expense related to stock options under the New Plan.

The Company estimates the fair value of stock options granted using a Black-Scholes-Merton option pricing model.

The assumptions used in determining the fair value of stock options granted are as follows:

	Year ended December 31,
	2016	2015	2014

Weighted average
Exercise price of stock options granted	$0.64	$1.01	$0.95
Fair value of stock options granted	$0.55	$0.85	$0.64
Expected volatility	96%	98%	87%
Risk-free interest rate	1.01%	1.4%	2.16%
Expected life (years)	7	7	7
Dividend yield	0%	0%	0%

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

As at December 31, 2016, there was $7,576 of total unrecognized compensation cost related to non-vested stock options under the New Plan, which is expected to be recognized over a weighted-average period of three years.

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
 (in thousands, except share and per share data)

[b] Restricted Stock Unit Awards (“RSU Awards”)

Shares of our common stock issuable upon the future vesting of RSU Awards are referred to in this section as “Underlying Shares.”

Effective May 18, 2015, the Company granted 3,300,000 RSU Awards to various members of Company management, which awards vest in four equal annual installments commencing on the first anniversary of the effective grant date. The first increment of 825,000 RSU Awards vested and the Underlying Shares were issued on May 18, 2016.  The total grant date fair value of the remaining Underlying Shares, in the amount of $1,440, will be recognized evenly over the remaining vesting period.

On August 24, 2015, the Company granted 1,200,000 RSU Awards to various members of Company management and employees, which awards were subject to vesting over several months.  62,000 Underlying Shares were forfeited prior to the vesting date of the RSU Awards.  The remaining 1,138,000 RSU Awards vested and the Underlying Shares were issued on January 19, 2016.  The total grant date fair value of the Underlying Shares, net of the forfeitures, in the amount of $575, was recognized evenly over the vesting period.

Effective March 7, 2016, the Company granted 5,975,000 RSU Awards to various senior employees of the Company, which awards vest in four equal annual installments commencing on the first anniversary of the effective grant date.  During the year ended December 31, 2016, 75,000 Underlying Shares were forfeited prior to the vesting date of the RSU Awards.  The total grant date fair value of the Underlying Shares, net of the forfeitures, in the amount of $2,684, will be recognized evenly over the remaining vesting period.

Effective August 8, 2016, the Company granted 490,000 RSU Awards to various senior employees of the Company, which awards vest in four equal annual installments commencing on the first anniversary of the effective grant date.  During the year ended December 31, 2016, 150,000 Underlying Shares were forfeited prior to the vesting date of the RSU Awards.  The total grant date fair value of the Underlying Shares, net of the forfeitures, in the amount of $264, will be recognized evenly over the remaining vesting period.

Effective September 6, 2016, the Company granted 100,000 RSU Awards to a member of the Company’s management, which awards vest in four equal annual installments commencing on the first anniversary of the effective grant date.  The total grant date fair value of the Underlying Shares, in the amount of $89, will be recognized evenly over the remaining vesting period.

For the years ended December 31, 2016, 2015 and 2014, $1,700, $985 and $0, respectively, were recorded for total stock-based compensation expense related to RSU Awards.

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

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
 (in thousands, except share and per share data)

A summary of stock option activity under the Old Plan is as follows:

	#	Weighted average
	of options	exercise price
Outstanding, December 31, 2013	10,074,500	0.40
Exercised	(2,026,262)	0.51
Forfeited	(156,063)	0.10
Outstanding, December 31, 2014	7,892,175	0.38
Exercised	(2,981,875)	0.49
Forfeited	(47,000)	0.56
Outstanding, December 31, 2015	4,863,300	0.31
Exercised	(2,495,050)	0.41
Forfeited	(329,500)	0.36
Outstanding, December 31, 2016	2,038,750	0.18

The following table summarizes information regarding stock options granted under the Old Plan as at December 31, 2016:

		Weighted average		Aggregate
Exercise	Number	remaining	Number	intrinsic
price	outstanding	contractual life	exercisable	value

$0.18	2,038,750	0.4	2,038,750	$1,386

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of fiscal 2016 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2016.  The amount changes based on the fair market value of the Company’s common stock.

For the years ended December 31, 2016, 2015 and 2014, $35, $185 and $421, respectively, were recorded for total stock-based compensation expense related to options issued under the Old Plan.

The Company estimates the fair value of options granted using a Black-Scholes-Merton option pricing model.

No options were granted under the Old Plan during the years ended December 31, 2016, 2015 and 2014.

As at December 31, 2016, there was $0 of total unrecognized compensation cost related to these options.

(iii) Warrants

On May 9, 2012, the Company granted 1,894,741 warrants to a merchant bank that were fully vested upon the merchant bank signing an engagement letter with the Company for various consulting services.  The fair value of these warrants, in the amount of $373,264, was included in selling, general and administrative, including stock-based compensation, on the Company’s consolidated statement of operations and comprehensive loss in 2012.  Additionally, the Company granted 1,894,741 warrants to the merchant bank that are exercisable if the merchant bank achieves certain performance targets.  In accordance with ASC Topic 505-50, “Equity-Based Payments to Non-Employees,” the Company has not recorded any expense for the years ended December 31, 2016, 2015 and 2014 as the performance targets have not been met and are not probable of being met.  These warrants expire on May 9, 2022.

On September 25, 2012, the Company completed a private placement for aggregate gross proceeds of approximately $4.6 million.  The agent for a portion of the subscriptions received from the Company a commission equal to 748,127 broker warrants (4% of the number of the units issued in the offering).  Each broker warrant was exercisable for one broker unit at an exercise price of U.S.$0.21 per warrant at any time prior to the 30-month anniversary of the closing date of the offering.  Each broker unit consisted of one share of common stock and one-half of a warrant, and each full warrant entitled the holder thereof to purchase one share of common stock at U.S.$0.30 for 30 months following the closing date of the Offering.  During the year ended December 31, 2015, all remaining subscriber warrants and broker warrants were either exercised or forfeited.  No warrants remained outstanding at December 31, 2016.

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
 (in thousands, except share and per share data)

The total stock-based compensation expense related to warrants during the years ended December 31, 2016, 2015 and 2014 was $0.

A summary of the warrant activity is as follows:

	#	Weighted average
	of warrants	exercise price
Outstanding, December 31, 2013	11,952,269	$0.28
Exercised	(6,993,063)	0.29
Outstanding, December 31, 2014	4,959,206	$0.27
Exercised	(2,967,465)	0.3
Forfeited	(67,000)	0.51
Outstanding, December 31, 2015 and 2016	1,924,741	$0.25

The fair value of warrants was determined using the Black-Scholes-Merton option pricing model.

The following table summarizes the warrant information as at December 31, 2016:

		Weighted average		Aggregate
Exercise	Number	remaining	Number	intrinsic
price	outstanding	contractual life	exercisable	value

$0.22	1,894,741	5.4	1,894,741	$1,213
$2.20	30,000	0.8	30,000	-
	1,924,741	5.3	1,924,741	$1,213

No warrants were granted during the years ended December 31, 2016, 2015 or 2014.

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

During the year ended December 31, 2016, the Company issued 268,239 shares of common stock with a fair value of $210 as payment of fees and retainers due to non-management directors.   During the year ended December 31, 2015, the Company issued 290,575 shares of common stock with a fair value of $198 as payment of fees and retainers due to non-management directors.   During the year ended December 31, 2014, the Company issued 156,226 shares of common stock with a fair value of $179 as payment of fees and retainers due to non-management directors.

12. Promissory Notes Receivable

On October 17, 2008, prior to its merger with NeuLion, Inc., NeuLion USA, Inc. loaned employees an aggregate of $209 through promissory notes to exercise stock options.  The promissory notes bear interest at 3.16% per annum and were repayable on October 17, 2013.  The Company extended the repayment of the promissory notes from October 17, 2013 to October 17, 2017.  During the year ended December 31, 2016, an employee repaid $20 plus interest.

13. Earnings Per Share

Basic earnings per share is computed by dividing net income for the year by the weighted average number of shares of common stock outstanding for the period.  Diluted earnings per share is computed by dividing net income for the year by the weighted average number of shares of common stock outstanding adjusted for the dilutive effect of preferred stock, restricted stock units, stock options and warrants.

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
 (in thousands, except share and per share data)

The following table presents the calculation of basic and diluted earnings per share for the years ended December 31, 2016, 2015 and 2014.

	Year ended
	December 31,
	2016	2015	2014
Net income (loss)	$(1,753)	$25,916	$3,567

Weighted average shares of common stock outstanding
used in calculating basic EPS	281,690,556	233,489,798	174,645,803
Effect of dilutive preferred stock, restricted stock units,
stock options and warrants	-	11,856,883	40,065,559
Weighted average shares of common stock outstanding
used in calculating diluted EPS	281,690,556	245,346,681	214,711,362

Basic EPS	$(0.01)	$0.11	$0.02

Diluted EPS	$(0.01)	$0.11	$0.02

The following table summarizes the securities convertible into common stock that were outstanding as at December 31, 2016 and were not included in the computation of diluted income per share because to do so would have been antidilutive.

Year ended
December 31,
2016

Class 3 Preference Shares	-
Class 4 Preference Shares	-
Options – Amended and Restated NeuLion, Inc. 2012 Omnibus Securities and Incentive Plan	23,213,450
Restricted Stock Units – Amended and Restated NeuLion, Inc. 2012 Omnibus Securities and Incentive Plan	8,815,000
Options – Fourth Amended and Restated Stock Option Plan	2,038,750
Warrants	1,924,741

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
 (in thousands, except share and per share data)

14. Supplemental Cash Flow Information

For each of the years presented, the Company did not pay any cash interest expense.

15. Commitments and Contingencies

Commitments

The Company has multiple leases for facilities and equipment.  As of December 31, 2016, the Company had no outstanding capital leases.  Future minimum annual payments over the next five years and thereafter (exclusive of taxes, insurance and maintenance costs) under these commitments as of December 31, 2016 are as follows:

	Operating Leases
	Gross	Recovery	Net
2017	$3,788	$(931)	$2,857
2018	2,966	(1)	2,965
2019	3,117	-	3,117
2020	1,873	-	1,873
2021	1,310	-	1,310
	$13,054	$(932)	$12,122

The Company periodically enters into contracts with customers and vendors in which the Company guarantees (i) a customer a minimum amount of revenue share for services the Company provides under the contract or (ii) a vendor a minimum fixed bandwidth fee commitment.  As at December 31, 2016, the total amount of these guarantees are $6,439 payable over the next 3 years as follows:  2017: $5,542; 2018: $694; and 2019: $203.  The Company believes that the future commitments are probable.

The Company has subleased one of its Toronto offices, which is expected to generate a total recovery of $416 over the next year.

On February 12, 2017, the Company entered into a sublease for its San Diego office, effective January 1, 2018, which is expected to generate a total recovery of $1,643 over two years beginning on January 1, 2018.

Contingencies

During the ordinary course of its business activities, the Company may be contingently liable for litigation and a party to claims.  Management believes that adequate provisions have been made where required for such contingencies.  Although the extent of potential costs and losses, if any, is uncertain, management believes that the ultimate resolution of such contingencies will not have an adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

16. Geographic Information

The Company’s assets and operations are located primarily in the United States. The Company operates in one segment. The Company’s chief operating decision-maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenue by geographic region.  There are no segment managers who are held accountable by the chief operating decision maker for operations, operating results, and planning for levels or components below the consolidated unit level.  The Company has therefore determined that it has a single operating segment.  Total revenue from customers, based on the location of the customers, was as follows:

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
 (in thousands, except share and per share data)

	Year ended December 31,
	2016		2015		2014

North America	$65,395	66%	$64,146	68%	$51,418	93%
Asia	21,502	22%	20,100	21%	436	0%
Europe	10,358	10%	6,249	7%	2,568	5%
Australia	2,533	2%	3,548	4%	1,098	2%
	$99,788	100%	$94,043	100%	$55,520	100%

As at December 31, 2016 and 2015, property and equipment at locations outside the U.S. was not material.

17. Income Taxes

The domestic and international components of income (loss) before provision for income taxes are presented as follows:

	Year ended
	December 31,
	2016	2015	2014

Domestic	$2,890	$(2,475)	$4,405
Foreign	(3,232)	544	(567)
Total income (loss) before income taxes	$(342)	$(1,931)	$3,838

Income tax expense (benefit) consists of the following:

	Year ended
	December 31,
	2016	2015	2014
Current:
Federal	$-	$-	$-
State	324	67	-
Foreign	3,379	4,457	-
Total current	$3,703	$4,524	$-
Deferred:
Federal	(1,244)	(32,534)	254
State	(716)	468	17
Foreign	(332)	(305)	-
Total deferred	(2,292)	(32,371)	271
Income tax expense (benefit)	$1,411	$(27,847)	$271

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

	Year ended
	December 31,
	2016	2015	2014
Combined basic federal rate	35%	35%	35%
Income tax (benefit) based on statutory income tax rate	$(119)	$(676)	$1,343
Increase in income taxes resulting from:
Non-deductible expenses, state and foreign taxes	2,033	496	(49)
Change in valuation allowance	(503)	(27,667)	(1,023)
Income tax expense (benefit)	$1,411	$(27,847)	$271

Deferred income taxes result principally from temporary differences in the recognition of loss carry-forwards and expense items for financial and income tax reporting purposes.  Significant components of the Company’s deferred tax assets as of December 31, 2016 and 2015 were as follows:

	As of,
	December 31,
	2016	2015
Non-current deferred tax assets
Accrued expenses and deferred revenue	$3,345	$3,430
Intangible assets and goodwill	-	-
Stock options	510	385
Net operating losses	26,149	28,543
Credits	11,034	8,097
Other	1,093	1,466
Valuation allowance	(5,826)	(6,330)
Total non-current deferred tax assets	$36,305	$35,591

Non-current deferred tax liabilties
Property, plant and equipment	$(2,154)	$(2,078)
Intangible assets and goodwill	(2,469)	(4,312)
Foreign earnings	(201)	(12)
Total non-current deferred tax liabilities	$(4,824)	$(6,402)

Total net deferred tax asset	$31,481	$29,189

Net deferred tax liability attributable to foreign jurisdictions	1,093	1,425
Amount attributable to US domestic	$32,574	$30,614

As at December 31, 2016, the Company had federal and state net operating loss carryforwards of approximately $63,119 and $39,828, respectively.  The federal and state net operating losses do not include approximately $20,056 and $14,867, respectively, related to tax goodwill amortization that will not be realized for financial reporting purposes until the Company is able to take a tax benefit for those deductions. The federal and state net operating losses begin to expire in 2024 and 2017, respectively.  As at December 31, 2016, the Company had federal and state research and development credit carryforwards of approximately $210 and $86, respectively.  The federal research and development credit begins to expire in 2033. The state research and development credit carries forward indefinitely. As at December 31, 2016, the Company had a foreign tax credit carryforward of approximately $10,834.  The Company had foreign net operating loss carryforwards of approximately $11,826. Our ability to utilize our federal tax attribute carryforwards have been limited by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), which imposes an annual limit on the ability of a corporation that undergoes an ''ownership change'' to use its tax attribute carryforwards to reduce its liability.  An ownership change is generally defined as a greater than 50% increase in equity ownership by 5% shareholders in any three-year period.

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
 (in thousands, except share and per share data)

As at December 31, 2015, based on the weight of available evidence, including profitability in recent periods and the availability of expected future taxable income, the Company concluded that it is more likely than not that the benefits of federal and some state-related deferred income tax assets will be realized. Accordingly, the Company reduced the valuation allowances on its federal gross deferred income tax assets. The Company continues to maintain a valuation allowance to offset foreign and certain state deferred tax assets, as realization of such assets do not meet the more-likely-than-not threshold. The net change in the total valuation allowance was a decrease of $(504) and an increase of $39,105 for the year ended December 31, 2016 and December 31, 2015, respectively.

The Company accounts for income taxes in accordance with ASC Topic 740, “Income Taxes Recognition.”  The Company does not believe there are any material uncertain tax provisions under ASC 740.  The Company is subject to federal and state income tax, as well as income tax in various foreign jurisdictions in which the Company operates. The Company’s federal and state tax returns remain open and subject to potential government audit for the years 2013, 2014 and 2015. However, to the extent allowed by law the tax authorities may have the right to examine prior periods where net operating losses or tax credits were generated and carried forward, and make adjustments up to the amount of the net operating losses or credit carryforward amount.