Form 10-Q
period 2017-03-31
NEULION, INC.
filed 2017-05-09
CIK 1387713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

As of May 5, 2017, there were 277,986,186 shares of the registrant’s common stock, $0.01 par value, outstanding.

NEULION, INC.

PART I.  FINANCIAL INFORMATION

Item 1.          Condensed Consolidated Financial Statements

NEULION, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(Expressed in U.S. dollars)

	March 31,	December 31,
	2017	2016
	(unaudited)

ASSETS
Current
Cash and cash equivalents	$32,669	$41,905
Accounts receivable, net of allowance for doubtful accounts of $567 and $385	17,650	14,073
Other receivables	562	791
Inventory	191	186
Prepaid expenses and deposits	3,017	3,657
Due from related parties	590	551
Total current assets	54,679	61,163
Property, plant and equipment, net	15,477	14,227
Intangible assets, net	22,762	24,495
Goodwill	13,229	13,229
Deferred tax assets	33,046	32,574
Other assets	2,620	2,686
Total assets	$141,813	$148,374

LIABILITIES AND EQUITY
Current
Accounts payable	$11,127	$11,802
Accrued liabilities	11,523	12,630
Deferred revenue	13,636	14,036
Total current liabilities	36,286	38,468
Long-term deferred revenue	1,383	2,037
Deferred rent liabilities	1,163	1,265
Deferred tax liabilities	760	1,093
Other long-term liabilities	51	112
Total liabilities	39,643	42,975

Stockholders' equity
Common stock (par value: $0.01; shares authorized: 500,000,000; shares issued:
2017: 277,812,308 and 2016: 279,050,968)	2,778	2,791
Treasury stock	(588)	(621)
Additional paid-in capital	166,055	167,418
Promissory notes receivable	(189)	(189)
Accumulated deficit	(65,886)	(64,000)
Total stockholders’ equity	102,170	105,399
Total liabilities and stockholders’ equity	$141,813	$148,374

See accompanying notes

NEULION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE (LOSS) INCOME
(unaudited)
(in thousands, except share and per share data)
(Expressed in U.S. dollars)

	Three months ended March 31,
	2017	2016

Revenue	$23,855	$26,293

Costs and expenses
Cost of revenue, exclusive of depreciation and amortization shown separately below	4,955	4,654
Selling, general and administrative, including stock-based compensation	14,657	11,905
Research and development	4,214	4,354
Depreciation and amortization	2,410	1,974
	26,236	22,887
Operating (loss) income	(2,381)	3,406

Other income
Gain on foreign exchange	41	294
Investment income, net	11	33
	52	327
Net and comprehensive (loss) income before income taxes	(2,329)	3,733
Income tax benefit (expense)	443	(1,651)
Net and comprehensive (loss) income	$(1,886)	$2,082

Net (loss) income per weighted average number of shares
of common stock outstanding - basic	$(0.01)	$0.01

Weighted average number of shares
of common stock outstanding - basic	277,952,433	281,827,663

Net (loss) income per weighted average number of shares
of common stock outstanding - diluted	$(0.01)	$0.01

Weighted average number of shares
of common stock outstanding - diluted	277,952,433	294,537,707

See accompanying notes

NEULION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited)
(in thousands, except share data)
(Expressed in U.S. dollars)

	Common stock		Treasury Stock		Additional	Promissory	Accumulated	Total
	Shares	Amount	Shares	Amount	paid-in capital	notes	deficit	equity
Balance, December 31, 2016	279,050,968	$2,791	(768,800)	$(621)	$167,418	$(189)	$(64,000)	$105,399

Cancellation of treasury shares	(768,800)	(8)	768,800	621	(613)	-	-	-
Exercise of stock options	98,750	1	-	-	42	-	-	43
Stock-based compensation:
Stock options	-	-	-	-	358	-	-	358
Restricted stock units	1,475,000	15	-	-	421	-	-	436
Directors' compensation	-	-	-	-	82	-	-	82
Repurchase and cancellation of
common stock, including 468,810
shares surrendered for tax
withholdings of $309	(2,043,610)	(21)	-	-	(1,653)	-	-	(1,674)
Purchase of treasury shares	-	-	(875,000)	(588)	-	-	-	(588)
Net loss	-	-	-	-	-	-	(1,886)	(1,886)
Balance, March 31, 2017	277,812,308	$2,778	(875,000)	$(588)	$166,055	$(189)	$(65,886)	$102,170

See accompanying notes

NEULION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)
(Expressed in U.S. dollars)

	Three months ended March 31,
	2017	2016
OPERATING ACTIVITIES

Net (loss) income	$(1,886)	$2,082
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Depreciation and amortization	2,410	1,974
Stock-based compensation	875	754
Deferred income taxes	(805)	750

Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	(3,577)	1,604
Other receivables	229	(352)
Inventory	(5)	18
Prepaid expenses, deposits and other assets	706	268
Due from related parties	(39)	(2)
Accounts payable	(675)	(448)
Accrued liabilities	(1,074)	(192)
Deferred revenue	(1,054)	2,611
Deferred rent liability	(102)	(95)
Long-term liabilities	(61)	(13)
Due to related parties	-	(16)
Cash (used in) provided by operating activities	(5,058)	8,943

INVESTING ACTIVITIES
Purchase of property, plant and equipment	(1,927)	(884)
Cash used in investing activities	(1,927)	(884)

FINANCING ACTIVITIES
Repurchases of common stock	(2,294)	-
Proceeds from exercise of stock options	43	44
Cash (used in) provided by financing activities	(2,251)	44

Net (decrease) increase in cash and cash equivalents, during the period	(9,236)	8,103
Cash and cash equivalents, beginning of the period	41,905	53,413
Cash and cash equivalents, end of the period	$32,669	$61,516

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$118	$916

Non-cash financing activity:
Treasury purchases of common stock settled in April 2017	$588	$-

See accompanying notes

NEULION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
 (in thousands, except share and per share data)
Information as at March 31, 2017 and for the three months ended
March 31, 2017 and 2016 (unaudited)

1. Nature of Operations

NeuLion, Inc. (“NeuLion” or the “Company”) is a leading provider of enterprise digital video solutions with the mission to deliver and enable the highest quality live and on-demand digital video content experiences anywhere and on any device.  Our flagship solution, the NeuLion Digital Platform, is a proprietary, cloud-based, fully integrated, turnkey solution that enables the delivery and monetization of digital video content.  Through the Company’s comprehensive solution suite, including the NeuLion Digital Platform, the NeuLion consumer electronics (“CE”) and the MainConcept technologies, NeuLion empowers the entire video ecosystem.

The Company is headquartered in Plainview, New York and was domesticated under Delaware law on November 30, 2010. The Company’s common stock is listed on the Toronto Stock Exchange (“TSX”) under the symbol NLN.

2. Basis of Presentation and Significant Accounting Policies

The Company’s accounting policies are consistent with those presented in its annual consolidated financial statements as at December 31, 2016.  These interim unaudited condensed consolidated financial statements do not include all footnote disclosures required by U.S. generally accepted accounting principles (“GAAP”) for annual financial statements and therefore should be read in conjunction with the audited consolidated financial statements, including the notes thereto, for the year ended December 31, 2016, as they appear in the Company’s Annual Report on Form 10-K.

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

In the opinion of management, these interim unaudited condensed consolidated financial statements contain all of the adjustments of a normal and recurring nature necessary to present fairly the Company’s financial position as at March 31, 2017 and December 31, 2016 and the results of operations and cash flows for the three months ended March 31, 2017 and 2016.  The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the entire year.

The accompanying interim unaudited condensed consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes.  As of March 31, 2017, the Company’s significant accounting policies and estimates remain unchanged from those detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

New accounting standards

Recently Adopted

In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value.  This ASU defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.  The new guidance must be applied on a prospective basis and is effective for periods beginning after December 15, 2016, with early adoption permitted.  The Company adopted the accounting guidance as of January 1, 2017, which did not have a material impact on the Company’s condensed consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09 - Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payment transactions. Under this amended guidance, all excess tax benefits and tax deficiencies will be recognized as income tax expense or benefit in the income statement in the period in which the awards vest or are exercised. In the statement of cash flows, excess tax benefits will be classified with other income tax cash flows in operating activities. The amended guidance also gives the option to make a policy election to account for forfeitures as they occur and increases the threshold for awards that are partially settled in cash to qualify for equity classification.  This guidance is effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption. The Company adopted the accounting guidance as of January 1, 2017. The adoption of this ASU did not have a material impact on the Company’s condensed consolidated financial statements. The Company had historically estimated the number of forfeitures as part of our option valuation process and will continue to do so under the new guidance. No aspect of the guidance that requires retrospective adoption impacted the Company.

NEULION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
 (in thousands, except share and per share data)
Information as at March 31, 2017 and for the three months ended
March 31, 2017 and 2016 (unaudited)

Not Yet Adopted

In May 2014, the FASB issued guidance on revenue recognition, which provides a single, comprehensive revenue recognition model for all contracts with customers and superseded most existing revenue recognition guidance.  The main principle under this guidance is that an entity should recognize revenue at the amount it expects to be entitled to in exchange for the transfer of goods or services to customers.  The Company has identified the predominant changes to its accounting policies resulting from the application of this guidance and in the process of quantifying the impact on its consolidated financial statements.  The cumulative effect of the initial adoption will be reflected as an adjustment to the opening balance of retained earnings as of the date of the application of the guidance; however, the Company does not expect this guidance to have a significant impact on the Company’s consolidated financial statements on an annual basis.  This guidance is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted for interim and annual reporting periods beginning after December 15, 2016.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which superseded previous lease guidance. Under this guidance, for all leases with terms in excess of one year, including operating leases, the Company will be required to recognize on its balance sheet a lease liability and a right-of-use asset representing its right to use the underlying asset for the lease term. The new guidance retains a distinction between finance leases and operating leases and the classification criteria is substantially similar to previous guidance. Additionally, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed. The Company is currently evaluating the impact of this guidance on its consolidated balance sheets. This guidance is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted.

In June 2016, the FASB issued ASU 2016-13 – Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which (i) significantly changes the impairment model for most financial assets that are measured at amortized cost and certain other instruments from an incurred loss model to an expected loss model; and (ii) provides for recording credit losses on available-for-sale (AFS) debt securities through an allowance account. The update also requires certain incremental disclosures. The amendments in this ASU are effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently evaluating the effect this ASU will have on its consolidated financial statements and disclosures.

In August 2016, FASB issued ASU 2016-15 – Classification of Certain Cash Receipts and Cash Payments, amended guidance which clarifies how certain cash receipts and cash payments should be presented and classified in the statement of cash flows. The new guidance is intended to reduce the existing diversity in practice in how certain transactions are classified in the statement of cash flows. This guidance is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted.

In January 2017, the FASB issued ASU 2017-01 – Business Combinations: Clarifying the Definition of a Business, which clarifies the definition of a business and assists entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Under this guidance, when substantially all of the fair value of gross assets acquired is concentrated in a single asset (or group of similar assets), the assets acquired would not represent a business. In addition, in order to be considered a business, an acquisition would have to include at a minimum an input and a substantive process that together significantly contribute to the ability to create an output. The amended guidance also narrows the definition of outputs by more closely aligning it with how outputs are described in FASB guidance for revenue recognition. This guidance is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted.

In January 2017, the FASB issued ASU 2017-04 – Intangibles – Goodwill and Other: Simplifying the Test for Goodwill Impairment. This guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Under the amended guidance, a goodwill impairment charge will now be recognized for the amount by which the carrying value of a reporting unit exceeds its fair value, not to exceed the carrying amount of goodwill. This guidance is effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted for any impairment tests performed after January 1, 2017.

NEULION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
 (in thousands, except share and per share data)
Information as at March 31, 2017 and for the three months ended
March 31, 2017 and 2016 (unaudited)

3. Business Combination

On June 3, 2016, the Company completed the acquisition of Saffron Digital Limited (“Saffron Digital”), operating in the United Kingdom, in an all-cash asset transaction for total consideration of $9,000, of which $7,500 was paid on closing and $1,500 was paid in September 2016.

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

In connection with this transaction, the Company incurred no acquisition-related expenses during the three months ended March 31, 2017 and 2016.

The total purchase price for Saffron Digital has been allocated as follows:

Prepaid expenses and deposits	$53
Property, plant and equipment	14
Intangible assets	7,200
Goodwill	1,733
Net assets acquired	$9,000

The following are the identifiable intangible assets acquired and their respective useful lives as of the acquisition date, as determined based on valuations:

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

4. Economic Dependence and Concentration of Credit Risk

For the three months ended March 31, 2017, no one customer accounted for more than 10% of revenues.  For the three months ended March 31, 2016, the National Hockey League accounted for 16% of revenues.

As at March 31, 2017, Samsung Companies, LG Electronics Co. Ltd. and the National Basketball Association (“NBA”) accounted for 43% of accounts receivable:  23%, 10% and 10%, respectively.  As at December 31, 2016, Samsung Companies and World Surf League accounted for 28% of accounts receivable:  15% and 13%, respectively.

NEULION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
 (in thousands, except share and per share data)
Information as at March 31, 2017 and for the three months ended
March 31, 2017 and 2016 (unaudited)

As at March 31, 2017, the Ultimate Fighting Championship (“UFC”) accounted for 18% of accounts payable.  As at December 31, 2016, the UFC and the NBA accounted for 50% of accounts payable:  37% and 13%.

The Company maintains cash and cash equivalents with various major financial institutions which at times are in excess of the amount insured by FDIC. As of March 31, 2017, approximately 64% and 36% of the Company’s cash and cash equivalents were held in accounts with US and foreign banks, respectively.

5. Related Party Transactions

The Company has entered into certain transactions and agreements in the normal course of operations with related parties.  Significant related party transactions are as follows:

KyLin TV

KyLin TV is an IPTV company that is controlled by Charles B. Wang, a member of the Board of Directors of the Company.  On June 1, 2008, the Company entered into an agreement with KyLin TV to build and deliver the setup and back office operations for KyLin TV’s IPTV service.  Effective April 1, 2012, the Company amended its agreement with KyLin TV, such that, in addition to the services previously provided, KyLin TV was appointed the exclusive distributor of the Company’s business to consumer (“B2C”) IPTV interests.  As exclusive distributor, KyLin TV obtains, advertises and markets all of the Company’s B2C content, in accordance with the terms of the amendment.  Accordingly, KyLin TV records the gross revenues from the Company’s B2C content as well as the associated license fees, whereas the Company records revenues in accordance with the revised fee schedule in the amendment.  The Company also provides and charges KyLin TV for administrative and general corporate support.  For each of the periods presented, the amounts charged for these services provided by the Company for the three months ended March 31, 2017 and 2016 were $24 and $23, respectively, and were recorded as a recovery in selling, general and administrative expense.

New York Islanders Hockey Club, L.P. (“New York Islanders”)

The Company provides IT-related professional services and administrative services to the New York Islanders, a professional hockey club that is minority-owned by Mr. Wang.

Renaissance Property Associates, LLC (“Renaissance”)

The Company provides IT-related professional services to Renaissance, a real estate management company owned by Mr. Wang.  In June 2009, the Company signed a sublease agreement with Renaissance for office space in Plainview, New York.  The sublease agreement expires in December 2019.  Rent expense paid by the Company to Renaissance of $170 and $108, inclusive of taxes and utilities, is included in selling, general and administrative expense for each of the three months ended March 31, 2017 and 2016.

Smile Train, Inc. (“Smile Train”)

The Company provides IT-related professional services to Smile Train, a public charity whose founder and significant benefactor is Mr. Wang.

The Company recognized revenue from related parties as follows:

	Three months ended March 31,
	2017	2016

New York Islanders	$69	$70
Renaissance	30	30
Smile Train	24	24
KyLinTV	87	93
	$210	$217

NEULION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
 (in thousands, except share and per share data)
Information as at March 31, 2017 and for the three months ended
March 31, 2017 and 2016 (unaudited)

The amounts due from related parties are as follows:

	As of
	March 31,	December 31,
	2017	2016

New York Islanders	$67	$103
Renaissance	32	26
KyLin TV	491	422
	$590	$551

6. (Loss) Earnings Per Share

Basic (loss) earnings per share is computed by dividing net (loss) income for the period by the weighted average number of shares of common stock outstanding for the period.  Diluted (loss) earnings per share is computed by dividing net (loss) income for the period by the weighted average number of shares of common stock outstanding adjusted for the dilutive effect of restricted stock units, stock options and warrants.

The following table presents the calculation of basic and diluted (loss) earnings per share for the three months ended March 31, 2017 and 2016:

	Three months ended March 31,
	2017	2016
Net (loss) income	$(1,886)	$2,082

Weighted average shares of common stock outstanding
used in calculating basic EPS	277,952,433	281,827,663
Effect of dilutive preferred stock, restricted stock units,
stock options and warrants	-	12,710,044
Weighted average shares of common stock outstanding
used in calculating diluted EPS	277,952,433	294,537,707

Basic and Diluted EPS	$(0.01)	$0.01

Diluted EPS	$(0.01)	$0.01

The following table summarizes the potential common stock equivalents for the three months ended March 31, 2017 and 2016 that were not included in the computation of diluted (loss) income per share, because to do so would have been antidilutive.

	As at March 31,
	2017	2016

Options – 2012 Omnibus Securities and Incentive Plan	22,408,950	24,195,925
Restricted Stock Units – 2012 Omnibus Securities and Incentive Plan	7,340,000	-
Options – Fourth Amended and Restated Stock Option Plan	1,998,750	-
Warrants	1,924,741	30,000

NEULION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
 (in thousands, except share and per share data)
Information as at March 31, 2017 and for the three months ended
March 31, 2017 and 2016 (unaudited)

7. Geographic Information

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

	Three months ended March 31,
	2017		2016

North America	$14,606	61%	$18,346	70%
Asia	5,849	25%	5,209	20%
Europe	3,068	13%	1,936	7%
Australia	332	1%	802	3%
	$23,855	100%	$26,293	100%

As at March 31, 2017 and December 31, 2016, property and equipment at locations outside the U.S. was not material.

8. Income Taxes

The tax (benefit) provision for the three months ended March 31, 2017 and 2016 was $(443) and $1,651, respectively, and is based on the estimated annual effective tax rate. Each quarter the Company updates its estimate of the annual effective tax rate and records adjustments as necessary.  The annual provision for income taxes is primarily comprised of current and deferred tax expense in the U.S. and in profitable cost-plus foreign jurisdictions, and foreign withholding taxes.  The difference between the annual tax provision and the expected statutory rate is primarily due to losses in foreign jurisdictions without tax benefit and non-deductible tax expenses.

As of March 31, 2017, the Company continues to maintain a valuation allowance to offset certain foreign and state deferred income tax assets, as realization of such assets does not meet the more-likely-than-not threshold.

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

In December 2016, a broker on behalf of the Company purchased 768,800 shares of the Company’s common stock at a total cost of $621.  The Company settled with the broker and cancelled these shares in January 2017.

In January and February 2017, a broker on behalf of the Company purchased 1,574,800 shares of the Company’s common stock at a total cost of $1,364.  The Company settled with the broker and cancelled these shares prior to March 31, 2017.

In March 2017, a broker on behalf of the Company purchased 875,000 shares of the Company’s common stock at a total cost of $588.  The Company settled with the broker and cancelled these shares in April 2017.

The share repurchase program expired per its terms on March 31, 2017.

NEULION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
 (in thousands, except share and per share data)
Information as at March 31, 2017 and for the three months ended
March 31, 2017 and 2016 (unaudited)

10. Contingencies

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

Item 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis (“MD&A”) of the financial condition and results of operations of the Company should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes for the three months ended March 31, 2017 and 2016, which have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”).  All dollar amounts are in U.S. dollars (“US$” or “$”) unless stated otherwise.  As at May 4, 2017, the Bank of Canada daily exchange rate for conversion of United States dollars to Canadian dollars (“CDN$”) was US$1 to CDN$1.3743.

Our MD&A is intended to enable readers to gain an understanding of our current operating results and financial position. To do so, we provide information and analysis comparing the results of operations and financial position for the current period to those of the preceding comparable period. We also provide analysis and commentary that we believe is required to assess our future prospects. Accordingly, certain sections of this report contain forward-looking statements that are based on current plans and expectations. These forward-looking statements are affected by risks and uncertainties that are discussed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (“Annual Report”), and below in the section titled “Cautions Regarding Forward-Looking Statements,” and that could have a material impact on future prospects. Readers are cautioned that actual results could vary from those forecasted in this MD&A.

Cautions Regarding Forward-Looking Statements

This MD&A contains certain forward-looking statements that reflect management’s expectations regarding our growth, results of operations, performance and business prospects and opportunities.

Statements about our future plans and intentions, results, levels of activity, performance, goals, achievements or other future events constitute forward-looking statements. Wherever possible, words such as “may,” “will,” “should,” “could,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict” or “potential,” or the negative or other variations of these words, or similar words or phrases, have been used to identify these forward-looking statements. These statements reflect management’s current beliefs and are based on information available to management as of the date of this Quarterly Report on Form 10-Q (“Quarterly Report”).

Forward-looking statements involve significant risks, uncertainties and assumptions. Although the forward-looking statements contained in this Quarterly Report are based upon what management believes to be reasonable assumptions, we cannot assure readers that actual results will be consistent with these forward-looking statements. These forward-looking statements are made as of the date of this Quarterly Report and we assume no obligation to update or revise them to reflect new events or circumstances, except as required by law. Many factors could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements that may be expressed or implied by such forward-looking statements, including: our ability to derive anticipated benefits from the acquisitions of DivX Corporation (“DivX”) and Saffron Digital Limited (“Saffron Digital”); our ability to realize some or all of the anticipated benefits of our partnerships; our ability to increase revenue; general economic and market segment conditions; our customers’ subscriber levels and financial health; our ability to pursue and consummate acquisitions in a timely manner; our continued relationships with our customers; our ability to negotiate favorable terms for contract renewals; competitor activity; product capability and acceptance rates; technology changes; regulatory changes; foreign exchange risk; interest rate risk; and credit risk. These factors should be considered carefully and readers should not place undue reliance on the forward-looking statements. A more detailed assessment of the risks that could cause actual results to materially differ from current expectations is contained in Item 1A, “Risk Factors,” of our Annual Report.

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
	3 months ended March 31,
	2017	2016	% change
Revenue - NeuLion Digital Platform (amounts in millions)	$15.6	$18.2	-14%

We monitor our revenue from our NeuLion Digital Platform because we expect it to grow faster than revenue from our other solutions as we add new customers and increase the variable revenue we realize from existing customers.  As a result, we expect our platform revenue to grow in absolute dollars and as a percentage of revenue.  Our platform revenue decreased by 14% for the three months ended March 31, 2017 compared to the prior comparable period.  Our platform revenue is seasonal, related to the timing and size of events that our customers deliver through our solution.  The fourth quarter has historically been our highest revenue quarter, but this seasonality may change as we add new customers and events.

	3 months ended March 31,
	2017	2016
Cost of Revenue as a % of Revenue	21%	18%

Cost of revenue consists principally of bandwidth costs paid in connection with our delivery of digital video content, and to a lesser extent, license fees paid to certain customers for whom we recognize revenue on a gross basis.  We use cost of revenue as a percentage of revenue, together with Adjusted EBITDA, to measure the operating performance of our business.  Historically, we have been able to reduce our cost of revenue as a percentage of revenue as we have increased the digital video content we deliver on the NeuLion Digital Platform and increased revenue contribution from our CE and MainConcept solutions.  Our cost per unit of bandwidth decreases as we deliver more digital video content.  Our cost of revenue as a percentage of revenue going forward will also be affected by our revenue mix.

	3 months ended March 31,
	2017	2016	% change
Adjusted EBITDA (amounts in millions)	$0.9	$7.0	-87%

We monitor adjusted EBITDA, together with cost of revenue as a percentage of revenue, to measure the operating performance of our business.  We expect adjusted EBITDA to improve over time as we grow our revenue and improve our operating performance, but adjusted EBITDA as a percentage of revenue will vary based on the timing of revenue and expenses.  Refer to Reconciliation of GAAP Net (Loss) Income to Adjusted EBITDA, below, for full details.

Reconciliation of GAAP Net (Loss) Income to Adjusted EBITDA (in thousands):

	Three months ended March 31,
	2017	2016

GAAP Net (Loss) Income	$(1,886)	$2,082

Revenue excluded due to purchase accounting	17	866
Depreciation and amortization	2,410	1,974
Stock-based compensation	875	754
Income tax (benefit) expense	(443)	1,651
Other income	(52)	(327)

Adjusted EBITDA	$921	$7,000

We report Adjusted EBITDA because it is a key measure used by management to evaluate our results and make strategic decisions about the Company, including potential acquisitions. Adjusted EBITDA represents net income (loss) before interest, income taxes, depreciation and amortization, stock-based compensation, purchase accounting adjustments, investment income and foreign exchange gain/loss. This measure does not have any standardized meaning prescribed by U.S. GAAP and therefore is unlikely to be comparable to the calculation of a similar measure used by other companies, and should not be viewed as an alternative to measures of financial performance or changes in cash flows calculated in accordance with U.S. GAAP.

COMPONENTS OF OPERATING RESULTS

We operate in one segment. Our chief operating decision-maker reviews our operating results on an aggregate basis and manages our operations as a single operating segment.

Revenue

We generate revenue by offering the NeuLion Digital Platform on a subscription license basis. Our revenue from the NeuLion Digital Platform is generated from fees determined by the number of channels through which we deliver our customers’ content, the number of events we stream and the number of connected devices we enable, as well as from variable fees determined by the volume of digital video content we deliver and the end user revenue generated by our customers.  In addition, we generate revenue from the NeuLion CE technologies through software license agreements with CE manufacturers, video solution developers and others.

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

We expect SG&A expenses to increase in absolute dollars as we add personnel, increase our spending on sales and marketing and grow our business; however, we expect SG&A expenses to decline as a percentage of revenue over time.

Research and development

Research and development expenses primarily consist of wages and benefits for research and development personnel.

We expect research and development expenses to increase in absolute dollars as we continue to add personnel to enhance and grow our solutions; however, we expect research and development expenses to decline as a percentage of revenue over time.

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 2017 to Three Months Ended March 31, 2016 (unaudited)

Our condensed consolidated financial statements for the three months ended March 31, 2017 and 2016 have been prepared in accordance with U.S. GAAP. A comparison of our results of operations for those periods is as follows (amounts in thousands):

	3 months ended March 31,
	2017	2016
Revenue	$23,855	$26,293

Costs and expenses
Cost of revenue, exclusive of depreciation and
amortization shown separately below	4,955	4,654
Selling, general and administrative, including
stock-based compensation	14,657	11,905
Research and development	4,214	4,354
Depreciation and amortization	2,410	1,974
	26,236	22,887
Operating (loss) income	(2,381)	3,406
Other income	52	327
Net and comprehensive (loss) income before income taxes	(2,329)	3,733
Income tax benefit (expense)	443	(1,651)
Net and comprehensive (loss) income	$(1,886)	$2,082

Revenue

Revenue decreased to $23.9 million for the three months ended March 31, 2017 from $26.3 million for the three months ended March 31, 2016.  The $2.4 million decrease was primarily the result of loss of National Hockey League-related revenues in the amount of $4.3 million.

Cost of Revenue

Cost of revenue increased to $5.0 million for the three months ended March 31, 2017 from $4.7 million for the three months ended March 31, 2016.  Cost of revenue as a percentage of revenue increased from 18% for the three months ended March 31, 2016 to 21% for the three months ended March 31, 2017.

Selling, general and administrative expenses, including stock-based compensation

Selling, general and administrative expenses, including stock-based compensation, increased by $2.8 million, or 23%, from $11.9 million for the three months ended March 31, 2016, to $14.7 million for the three months ended March 31, 2017.  The individual variances are as follows:

•
Wages and benefits increased from $8.2 million for the three months ended March 31, 2016 to $9.1 million for the three months ended March 31, 2017.  The $0.9 million increase was primarily the result of an increase in employees as a result of the acquisition of Saffron Digital and an increase in headcount in our sales team.

•	Stock-based compensation increased from $0.8 million for the three months ended March 31, 2016 to $0.9 million for the three months ended March 31, 2017.

•
Professional fees increased from $0.8 million for the three months ended March 31, 2016 to $1.2 million for the three months ended March 31, 2017.  The $0.4 million increase was primarily the result of increased legal fees and recruitment fees associated with the increased salesforce.

•	Travel expenses increased from $0.4 million for the three months ended March 31, 2016 to $0.5 million for the three months ended March 31, 2017.

•
Office facilities expenses increased from $0.5 million for the three months ended March 31, 2016 to $0.7 million for the three months ended March 31, 2017.  The $0.2 million increase was primarily the result of facility costs associated with the acquisition of Saffron Digital.

•
Other SG&A expenses increased from $1.2 million for the three months ended March 31, 2016 to $2.3 million for the three months ended March 31, 2017.  Other SG&A expenses include rent, office supplies, corporate IT services, credit card processing fees and other general operating expenses.  The increase in Other SG&A primarily relates to the acquisition of Saffron Digital.

Research and development

Research and development costs decreased from $4.4 million for the three months ended March 31, 2016 to $4.2 million for the three months ended March 31, 2017.

Depreciation and amortization

Depreciation and amortization increased from $2.0 million for the three months ended March 31, 2016 to $2.4 million for the three months ended March 31, 2017.  The $0.4 million increase was primarily the result of amortization of intangibles associated with the acquisition of Saffron Digital.

Income taxes

The tax (benefit) provision for the three month period ended March 31, 2017 was $(0.4) million, compared to $1.7 million for the three month period ended March 31, 2016. The annual provision for income taxes during 2017 and 2016 is primarily comprised of current and deferred tax expense in the U.S. and in profitable cost-plus foreign jurisdictions, and foreign withholding taxes. The difference between the annual tax provision and the expected statutory rate is primarily due to losses in foreign jurisdictions without tax benefit.

The Company does not believe there are any material uncertain tax provisions under ASC 740.

LIQUIDITY AND CAPITAL RESOURCES

Our cash position was $32.7 million at March 31, 2017.  During the three months ended March 31, 2017, cash used to fund operating activities was $5.1 million, which included cash of $6.0 million from changes in operating assets and liabilities. Cash used in investing activities included $1.9 million to purchase fixed assets, which was primarily related to the buildout of our European headquarters in London.  Cash used in financing activities included $2.3 million used for repurchases of our common stock.

As of March 31, 2017, our principal sources of liquidity included cash and cash equivalents of $32.7 million and trade accounts receivable of $17.7 million, offset by $11.1 million in accounts payable and $11.5 million in accrued liabilities.  We continue to closely monitor our cash balances to ensure that we have sufficient cash on hand to meet our operating needs. Management believes that we have sufficient liquidity to meet our working capital and capital expenditure requirements for at least the next 12 months.

The Company maintains cash and cash equivalents with various major financial institutions which at times are in excess of the amount insured by FDIC. As of March 31, 2017, approximately 64% and 36% of the Company’s cash and cash equivalents were held in accounts with US and foreign banks, respectively.

Off Balance Sheet Arrangements

We did not have any off balance sheet arrangements as of March 31, 2017.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our market risk disclosures set forth in our Annual Report on Form 10-K for the year ended December 31, 2016 (“Form 10-K”) have not changed materially.  For a discussion of our exposure to market risk, refer to the disclosure set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of the Form 10-K.

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

Our Chief Executive Officer, being our principal executive officer, and Chief Financial Officer, being our principal financial officer, with the assistance of other members of our management, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter ended March 31, 2017 (the “Evaluation”).  Based upon the Evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) were effective as of March 31, 2017.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2017, no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) has been identified that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below summarizes the information about repurchases of our common stock during the quarter ended March 31, 2017:

Period	Total Number of Shares Purchased(1)	Weighted Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(1)
January 1, 2017 - January 31, 2017	768,800	$0.81	768,800	$4,262,160
February 1, 2017 – February 28, 2017	835,000	$0.91	835,000	$3,499,066
March 1, 2017 – March 31, 2017	739,800	$0.81	739,800	$2,897,985
Total	2,343,600		2,343,600

(1)
On March 8, 2016, the Company announced that its Board of Directors authorized the repurchase of up to $10 million of the Company’s shares of common stock over the next 12 months through a normal course issuer bid (“NCIB”) for up to 14,109,057 shares of common stock.  On March 24, 2016, the Company announced that it had received the TSX’s approval to commence the NCIB, and that the NCIB would commence on April 1, 2016.  Repurchases are made by a broker on behalf of the Company in open market transactions pursuant to an automatic repurchase plan meeting the requirements of Rule 10b5-1 under the Exchange Act and subject to certain daily limits, and the Company settles with the broker after each month’s end.  The NCIB terminated on March 31, 2017.  See Note 9 to the condensed consolidated financial statements for a more detailed discussion.

(2)	The weighted average price paid per share of common stock includes the cost of commissions.

Item 6.	Exhibits

(b)   Exhibits

The exhibits listed below are filed as part of this report.

Exhibit No.	Description

4.1	Form of stock specimen (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 1, 2017)

10.1#
Amended and Restated NeuLion, Inc. 2012 Omnibus Securities and Incentive Plan (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K filed with the SEC on March 1, 2017)

10.2#	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed with the SEC on March 1, 2017)

10.3#	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed with the SEC on March 1, 2017)

31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32**	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

#	Management contract or compensatory plan or arrangements
*	Filed herewith.
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

NEULION, INC.

Date: May 9, 2017	By: /s/ Roy E. Reichbach
Name: Roy E. Reichbach
Title: President and Chief Executive Officer

Date: May 9, 2017	By: /s/ Tim Alavathil
Name: Tim Alavathil
Title: Chief Financial Officer