Form 10-Q
period 2017-06-30
NEULION, INC.
filed 2017-08-02
CIK 1387713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

As of July 31, 2017, there were 278,624,356 shares of the registrant’s common stock, $0.01 par value, outstanding.

NEULION, INC.

PART I.  FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

NEULION, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(Expressed in U.S. dollars)

	June 30,	December 31,
	2017	2016
	(unaudited)

ASSETS
Current
Cash and cash equivalents	$25,062	$41,905
Accounts receivable, net of allowance of doubtful accounts of $619 and $385	17,754	14,073
Other receivables	554	791
Inventory	178	186
Assets held for sale	7,228	-
Prepaid expenses and deposits	3,106	3,657
Due from related parties	368	551
Total current assets	54,250	61,163
Property, plant and equipment, net	8,799	14,227
Intangible assets, net	21,029	24,495
Goodwill	13,229	13,229
Deferred tax assets	33,631	32,574
Other assets	4,479	2,686
Total assets	$135,417	$148,374

LIABILITIES AND EQUITY
Current
Accounts payable	$12,005	$11,802
Accrued liabilities	9,231	12,630
Due to related parties	76	-
Deferred revenue	9,212	14,036
Total current liabilities	30,524	38,468
Long-term deferred revenue	1,796	2,037
Deferred rent liabilities	1,361	1,265
Deferred tax liabilities	761	1,093
Other long-term liabilities	52	112
Total liabilities	34,494	42,975

Stockholders' equity
Common stock (par value: $0.01; shares authorized: 500,000,000; shares issued and outstanding:
2017: 278,624,356 and 2016: 279,050,968)	2,785	2,791
Treasury stock	-	(621)
Additional paid-in capital	166,560	167,418
Promissory notes receivable	(189)	(189)
Accumulated deficit	(68,233)	(64,000)
Total stockholders’ equity	100,923	105,399
Total liabilities and stockholders’ equity	$135,417	$148,374

See accompanying notes

NEULION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE (LOSS) INCOME
(unaudited)
(in thousands, except share and per share data)
(Expressed in U.S. dollars)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016

Revenue	$23,889	$24,111	$47,744	$50,404

Costs and expenses
Cost of revenue, exclusive of depreciation and amortization shown separately below	3,993	4,131	8,948	8,785
Selling, general and administrative, including stock-based compensation	14,793	12,918	29,450	24,823
Research and development	5,021	5,285	9,235	9,639
Depreciation and amortization	2,458	2,125	4,869	4,099
	26,265	24,459	52,502	47,346
Operating (loss) income	(2,376)	(348)	(4,758)	3,058

Other income (expense)
Gain (loss) on foreign exchange	131	(222)	173	72
Investment income, net	5	21	17	54
	136	(201)	190	126
Net and comprehensive (loss) income before income taxes	(2,240)	(549)	(4,568)	3,184
Income tax (expense) benefit	(108)	(227)	335	(1,878)
Net and comprehensive (loss) income	$(2,348)	$(776)	$(4,233)	$1,306

Net (loss) income per weighted average number of shares
of common stock outstanding - basic	$(0.01)	$0.00	$(0.02)	$0.00

Weighted average number of shares
of common stock outstanding - basic	277,613,259	282,836,109	277,781,909	282,331,886

Net (loss) income per weighted average number of shares
of common stock outstanding - diluted	$(0.01)	$0.00	$(0.02)	$0.00

Weighted average number of shares
of common stock outstanding - diluted	277,613,259	282,836,109	277,781,909	296,418,692

See accompanying notes

NEULION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited)
(in thousands, except share data)
(Expressed in U.S. dollars)

	Common stock		Treasury Stock		Additional	Promissory	Accumulated	Total
	Shares	Amount	Shares	Amount	paid-in capital	notes	deficit	equity
Balance, December 31, 2016	279,050,968	$2,791	(768,800)	$(621)	$167,418	$(189)	$(64,000)	$105,399

Cancellation of treasury shares	(768,800)	(8)	768,800	621	(613)	-	-	-
Exercise of stock options	637,255	6	-	-	77	-	-	83
Stock-based compensation:
Stock options	-	-	-	-	954	-	-	954
Restricted stock units	2,300,000	22	-	-	842	-	-	864
Directors' compensation	406,042	4	-	-	174	-	-	178
Repurchase and cancellation of
common stock, including 551,309
shares surrendered for tax
withholdings of $353	(3,001,109)	(30)	-	-	(2,292)	-	-	(2,322)
Net loss	-	-	-	-	-	-	(4,233)	(4,233)
Balance, June 30, 2017	278,624,356	$2,785	-	$-	$166,560	$(189)	$(68,233)	$100,923

See accompanying notes

NEULION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)
(Expressed in U.S. dollars)

	Six months ended June 30,
	2017	2016
OPERATING ACTIVITIES

Net (loss) income	$(4,233)	$1,306
Adjustments to reconcile net (loss) income to net cash
(used in) provided by operating activities:
Depreciation and amortization	4,869	4,099
Stock-based compensation	1,996	2,127
Deferred income taxes	(1,389)	(303)

Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	(3,681)	3,399
Other receivables	237	(706)
Inventory	8	(7)
Prepaid expenses, deposits and other assets	(1,242)	(2,058)
Due to/from related parties	259	(98)
Accounts payable	203	(2,317)
Accrued liabilities	(2,778)	(1,082)
Deferred revenue	(5,065)	(1,293)
Deferred rent liability	96	(189)
Long-term liabilities	(60)	(13)
Cash (used in) provided by operating activities	(10,780)	2,865

INVESTING ACTIVITIES
Acquisition of Saffron Digital Limited	-	(7,500)
Purchase of property, plant and equipment	(3,203)	(1,514)
Cash used in investing activities	(3,203)	(9,014)

FINANCING ACTIVITIES
Repurchases of common stock	(2,943)	(1,560)
Proceeds from exercise of stock options	83	401
Cash (used in) provided by financing activities	(2,860)	(1,159)

Net decrease in cash and cash equivalents, during the period	(16,843)	(7,308)
Cash and cash equivalents, beginning of period	41,905	53,413
Cash and cash equivalents, end of period	$25,062	$46,105

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$984	$2,015

See accompanying notes

NEULION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
 (in thousands, except share and per share data)
Information as at June 30, 2017 (unaudited) and for the three and six months ended
June 30, 2017 and 2016 (unaudited)

1. Nature of Operations

NeuLion, Inc. (“NeuLion” or the “Company”) is a leading provider of enterprise digital video solutions with the mission to deliver and enable the highest quality live and on-demand digital video content experiences anywhere and on any device.  Our flagship solution, the NeuLion Digital Platform, is a proprietary, cloud-based, fully integrated, turnkey solution that enables the delivery and monetization of digital video content.  Through the Company’s comprehensive solution suite, including the NeuLion Digital Platform, as well as the NeuLion consumer electronics (“CE”) and the MainConcept technologies, NeuLion empowers the entire video ecosystem.

The Company is headquartered in Plainview, New York and was domesticated under Delaware law on November 30, 2010. The Company’s common stock is listed on the Toronto Stock Exchange (“TSX”) under the symbol NLN.

2. Basis of Presentation and Significant Accounting Policies

The Company’s accounting policies are consistent with those presented in its annual consolidated financial statements as at December 31, 2016.  These interim unaudited condensed consolidated financial statements do not include all footnote disclosures required by U.S. generally accepted accounting principles (“U.S. GAAP”) for annual financial statements and therefore should be read in conjunction with the audited consolidated financial statements, including the notes thereto, for the year ended December 31, 2016, as they appear in the Company’s Annual Report on Form 10-K.

These financial statements are prepared in conformity with U.S. GAAP, which requires management to make certain estimates that affect the reported amounts in the interim unaudited condensed consolidated financial statements, and the disclosures made in the accompanying notes. Despite the Company’s intention to establish accurate estimates and use reasonable assumptions, actual results may differ from these estimates.  All significant intercompany transactions and accounts have been eliminated in consolidation.

In the opinion of management, these interim unaudited condensed consolidated financial statements contain all of the adjustments of a normal and recurring nature necessary to present fairly the Company’s financial position as at June 30, 2017 and December 31, 2016 and the results of operations and cash flows for the three and six months ended June 30, 2017 and 2016.  The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the entire year.

The accompanying interim unaudited condensed consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the interim unaudited condensed consolidated financial statements.  As of June 30, 2017, the Company’s significant accounting policies and estimates remain unchanged from those detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, except as follows:

Assets Held for Sale

In a period where the plan of sale criteria of Accounting Standards Codification 360 “Impairment or Disposal of Long-lived Assets” are met, long-lived assets are reported as held for sale, depreciation and amortization cease, and the assets are reported at the lower of carrying value or fair value less costs to sell.

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

NEULION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
 (in thousands, except share and per share data)
Information as at June 30, 2017 (unaudited) and for the three and six months ended
June 30, 2017 and 2016 (unaudited)

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

Not Yet Adopted

In May 2014, the FASB issued guidance on revenue recognition, which provides a single, comprehensive revenue recognition model for all contracts with customers and superseded most existing revenue recognition guidance.  The main principle under this guidance is that an entity should recognize revenue at the amount it expects to be entitled to in exchange for the transfer of goods or services to customers.  The Company has identified the predominant changes to its accounting policies resulting from the application of this guidance and in the process of quantifying the impact on its consolidated financial statements.  The cumulative effect of the initial adoption will be reflected as an adjustment to the opening balance of retained earnings as of the date of the application of the guidance. However, the Company does not expect this guidance to have a significant impact on the Company’s consolidated financial statements on an annual basis.  This guidance is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted for interim and annual reporting periods beginning after December 15, 2016.

In February 2016, the FASB issued ASU 2016-02 – Leases (Topic 842), which superseded previous lease guidance. Under this guidance, for all leases with terms in excess of one year, including operating leases, the Company will be required to recognize on its balance sheet a lease liability and a right-of-use asset representing its right to use the underlying asset for the lease term. The new guidance retains a distinction between finance leases and operating leases and the classification criteria is substantially similar to previous guidance. Additionally, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed. The Company is currently evaluating the impact of this guidance on its consolidated balance sheets. This guidance is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted.

In June 2016, the FASB issued ASU 2016-13 – Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which (i) significantly changes the impairment model for most financial assets that are measured at amortized cost and certain other instruments from an incurred loss model to an expected loss model; and (ii) provides for recording credit losses on available-for-sale (AFS) debt securities through an allowance account. The update also requires certain incremental disclosures. These amendments are effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently evaluating the effect this ASU will have on its consolidated financial statements and disclosures.

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

NEULION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
 (in thousands, except share and per share data)
Information as at June 30, 2017 (unaudited) and for the three and six months ended
June 30, 2017 and 2016 (unaudited)

In May 2017, the FASB issued ASU 2017-09 – Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting. This guidance was issued to clarify and reduce both (i) diversity in practice and (ii) cost and complexity when applying the guidance in Topic 718, to a change to the terms and conditions of a share-based payment award. This guidance is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted. The amendments in this ASU should be applied prospectively to an award modified on or after the adoption date. The Company is currently evaluating the effect this ASU will have on its consolidated financial statements and disclosures.

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

In connection with this transaction, the Company incurred no acquisition-related expenses during the three and six months ended June 30, 2017 (acquisition-related expenses during each of the three and six months ended June 30, 2016 was $102).

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

NEULION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
 (in thousands, except share and per share data)
Information as at June 30, 2017 (unaudited) and for the three and six months ended
June 30, 2017 and 2016 (unaudited)

4. Economic Dependence and Concentration of Credit Risk

For the three and six months ended June 30, 2017, no one customer represented more than 10% of revenue.  For the three months ended June 30, 2016, no one customer represented more than 10% of revenue.  For the six months ended June 30, 2016, the National Hockey League (“NHL”) accounted for 25% of revenue.

As at June 30, 2017, NBA Media Ventures (“NBA”) and Samsung Companies accounted for 27% of accounts receivable:  15% and 12%, respectively.  As at December 31, 2016, Samsung Companies and World Surf League accounted for 28% of accounts receivable: 15% and 13%, respectively.

As at June 30, 2017, the Sky UK and the Ultimate Fighting Championship (“UFC”) accounted for 45% of accounts payable: 30% and 15%, respectively.  As at December 31, 2016, the UFC and the NBA accounted for 50% of accounts payable: 37% and 13%.

The Company maintains cash and cash equivalents with various major financial institutions which at times are in excess of the amount insured by the FDIC. As of June 30, 2017, approximately 36% and 64% of the Company’s cash and cash equivalents were held in accounts with US and foreign banks, respectively.

5. Related Party Transactions

The Company has entered into certain transactions and agreements in the normal course of operations with related parties.  Significant related party transactions are as follows:

KyLin TV

KyLin TV is an IPTV company that is controlled by Charles B. Wang, a member of the Board of Directors and the husband of the Executive Chair of the Company.  On June 1, 2008, the Company entered into an agreement with KyLin TV to build and deliver the setup and back office operations for KyLin TV’s IPTV service.  Effective April 1, 2012, the Company amended its agreement with KyLin TV, such that, in addition to the services previously provided, KyLin TV was appointed the exclusive distributor of the Company’s business to consumer (“B2C”) IPTV interests.  As exclusive distributor, KyLin TV obtains, advertises and markets all of the Company’s B2C content, in accordance with the terms of the amendment.  Accordingly, KyLin TV records the gross revenues from the Company’s B2C content as well as the associated license fees, whereas the Company records revenues in accordance with the revised fee schedule in the amendment.  The Company also provides, and charges KyLin TV for, administrative and general corporate support.  The amounts charged for the administrative and general corporate support services provided by the Company for the three and six months ended June 30, 2017 were $31 and $56, respectively (three and six months ended June 30, 2016 were $25 and $49, respectively), and were recorded as a recovery in selling, general and administrative expense.

New York Islanders Hockey Club, L.P. (“New York Islanders”)

The Company provides IT-related professional services and administrative services to the New York Islanders, a professional hockey club of which Mr. Wang is a minority owner.

Renaissance Property Associates, LLC (“Renaissance”)

The Company provides IT-related professional services to Renaissance, a real estate management company owned by Mr. Wang.  In June 2009, the Company signed a sublease agreement with Renaissance for office space in Plainview, New York.  The sublease agreement expires in December 2019. Rent expense paid by the Company to Renaissance for the three and six months ended June 30, 2017 of $169 and $339, respectively (three and six months ended June 30, 2016 of $118 and $225, respectively), inclusive of taxes and utilities, is included in selling, general and administrative expense. Additionally, the Company engaged Renaissance to provide real estate consulting services. The expense related to these services was $64 for each of the three and six months ended June 30, 2017 (expense during each of the three and six months ended June 30, 2016 was zero).

NEULION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
 (in thousands, except share and per share data)
Information as at June 30, 2017 (unaudited) and for the three and six months ended
June 30, 2017 and 2016 (unaudited)

Smile Train, Inc. (“Smile Train”)

The Company provides IT-related professional services to Smile Train, a public charity whose founder and significant benefactor is Mr. Wang.

The Company recognized revenue from related parties as follows:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016

KyLin TV	$85	$91	$172	$184
New York Islanders	69	70	138	140
Renaissance	30	30	60	60
Smile Train	24	24	48	48
	$208	$215	$418	$432

The amounts due from (to) related parties are as follows:

	As of
	June 30,	December 31,
	2017	2016

KyLin TV	$265	$422
New York Islanders	79	103
Smile Train	24	-
Renaissance	(76)	26
	$292	$551

NEULION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
 (in thousands, except share and per share data)
Information as at June 30, 2017 (unaudited) and for the three and six months ended
June 30, 2017 and 2016 (unaudited)

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

The following table presents the calculation of basic and diluted (loss) earnings per share for the three and six months ended June 30, 2017 and 2016.

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016

Net (loss) income	$(2,348)	$(776)	$(4,233)	$1,306

Weighted average shares of common stock outstanding
used in calculating basic EPS	277,613,259	282,836,109	277,781,909	282,331,886
Effect of dilutive preferred stock, restricted stock units,
stock options and warrants	-	-	-	14,086,806
Weighted average shares of common stock outstanding
used in calculating diluted EPS	277,613,259	282,836,109	277,781,909	296,418,692

Basic and Diluted EPS	$(0.01)	$0.00	$(0.02)	$0.00

Diluted EPS	$(0.01)	$0.00	$(0.02)	$0.00

The following table summarizes the potential common stock equivalents for the three and six months ended June 30, 2017 and 2016 that were not included in the computation of diluted (loss) income per share, because to do so would have been antidilutive.

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016

Options – 2012 Omnibus Securities and Incentive Plan	22,071,325	23,358,050	22,071,325	11,015,550
Restricted Stock Units – 2012 Omnibus Securities and Incentive Plan	5,577,500	7,512,500	5,577,500	-
Options – Fourth Amended and Restated Stock Option Plan	1,293,750	2,127,500	1,293,750	-
Warrants	1,924,741	1,924,741	1,924,741	30,000

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

	Three months ended June 30,				Six months ended June 30,
	2017		2016		2017		2016

North America	$14,998	63%	$14,912	62%	$29,604	62%	$33,263	66%
Asia	4,928	21%	6,000	25%	10,777	23%	11,204	22%
Europe	3,568	15%	2,307	10%	6,636	14%	4,243	8%
Australia	395	1%	892	3%	727	1%	1,694	4%
	$23,889	100%	$24,111	100%	$47,744	100%	$50,404	100%

NEULION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
 (in thousands, except share and per share data)
Information as at June 30, 2017 (unaudited) and for the three and six months ended
June 30, 2017 and 2016 (unaudited)

Total property and equipment, categorized by the location of the assets, was as follows:

	June 30, 2017
	Cost	Accumulated Depreciation	Net book Value

North America	$23,786	$19,096	$4,690
Asia	1,212	894	318
Europe	4,348	557	3,791
Australia	-	-	-
	$29,346	$20,547	$8,799

	December 31, 2016
	Cost	Accumulated Depreciation	Net book Value

North America	$29,458	$16,617	$12,841
Asia	1,318	939	379
Europe	2,719	1,712	1,007
Australia	-	-	-
	$33,495	$19,268	$14,227

8. Income Taxes

The tax (benefit) provision for the three and six months ended June 30, 2017 was $108 and $(335), respectively, compared to $227 and $1,878 for the three and six months ended June 30, 2016. Each quarter the Company updates its estimate of the annual effective tax rate and records adjustments as necessary.  The annual provision for income taxes is primarily comprised of current and deferred tax expense in the U.S. and in profitable cost-plus foreign jurisdictions, and foreign withholding taxes.  The difference between the annual tax provision and the expected statutory rate is primarily due to losses in foreign jurisdictions without tax benefit and non-deductible tax expenses.

As of June 30, 2017, the Company continues to maintain a valuation allowance to offset certain foreign and state deferred income tax assets, as realization of such assets does not meet the more-likely-than-not threshold.

The Company does not believe there are any material uncertain tax positions under Accounting Standards Codification 740, “Income Taxes”.

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

NEULION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
 (in thousands, except share and per share data)
Information as at June 30, 2017 (unaudited) and for the three and six months ended
June 30, 2017 and 2016 (unaudited)

The share repurchase program expired per its terms on March 31, 2017.

10. Assets Held for Sale

The net book value of the assets held for sale consisted of the following:

	As of
	June 30,	December 31,
	2017	2016

Land	$2,654	$-
Building	4,574	-
	$7,228	$-

As of June 30, 2017, the Company reclassified its office building located in Melville, New York (the “property”) to assets held for sale since it is probable that it will be sold within one year. The Company considered converting the property into its corporate headquarters, however now believes there are other advantageous opportunities with greater long-term benefits. The Company determined that the property’s net book value approximates its fair value, less the expected selling costs. As such, no impairment loss was recognized when this property was reclassified to assets held for sale.

11. Contingencies

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion and analysis (“MD&A”) of the financial condition and results of operations of the Company should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes for the three and six months ended June 30, 2017 and 2016, which have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”).  All dollar amounts are in U.S. dollars (“US$” or “$”) unless stated otherwise.  As at August 1, 2017, the Bank of Canada daily exchange rate for conversion of United States dollars to Canadian dollars (“CDN$”) was US$1 to CDN$1.2514.

Our MD&A is intended to enable readers to gain an understanding of our current operating results and financial position. To do so, we provide information and analysis comparing the results of operations and financial position for the current period to those of the preceding comparable period. We also provide analysis and commentary that we believe is required to assess our future prospects. Accordingly, certain sections of this report contain forward-looking statements that are based on current plans and expectations. These forward-looking statements are affected by risks and uncertainties that are discussed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (“Annual Report”), and below in the section titled “Cautions Regarding Forward-Looking Statements” and that could have a material impact on future prospects. Readers are cautioned that actual results could vary from those forecasted in this MD&A.

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

Forward-looking statements involve significant risks, uncertainties and assumptions. Although the forward-looking statements contained in this Quarterly Report are based upon what management believes to be reasonable assumptions, we cannot assure readers that actual results will be consistent with these forward-looking statements. These forward-looking statements are made as of the date of this Quarterly Report and we assume no obligation to update or revise them to reflect new events or circumstances, except as required by law. Many factors could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements that may be expressed or implied by such forward-looking statements, including: our ability to derive anticipated benefits from the acquisition of Saffron Digital Limited (“Saffron Digital”); our ability to realize some or all of the anticipated benefits of our partnerships; our ability to increase revenue; general economic and market segment conditions; our customers’ subscriber levels and financial health; our ability to pursue and consummate acquisitions in a timely manner; our continued relationships with our customers; our ability to negotiate favorable terms for contract renewals; competitor activity; product capability and acceptance rates; technology changes; regulatory changes; foreign exchange risk; interest rate risk; and credit risk. These factors should be considered carefully and readers should not place undue reliance on the forward-looking statements. A more detailed assessment of the risks that could cause actual results to materially differ from current expectations is contained in Item 1A, “Risk Factors,” of our Annual Report.

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

	3 months ended June 30,			6 months ended June 30,
	2017	2016	% change	2017	2016	% change
Revenue - NeuLion Digital Platform (amounts in millions)	$16.5	$15.9	4%	$32.2	$34.1	-6%

We monitor our revenue from our NeuLion Digital Platform because we expect it to grow faster than revenue from our other solutions as we add new customers and increase the variable revenue we realize from existing customers. As a result, we expect our platform revenue to grow in absolute dollars and as a percentage of revenue. Our platform revenue grew 4% for the three months ended June 30, 2017 and decreased 6% for the six months ended June 30, 2017, compared to the prior comparable period. NeuLion Digital Platform revenue is seasonal, related to the timing and size of events that our customers deliver through our solution. The fourth quarter has historically been our highest revenue quarter, but this seasonality may change as we add new customers and events.

	3 months ended June 30,		6 months ended June 30,
	2017	2016	2017	2016
Cost of Revenue as a % of Revenue	17%	17%	19%	17%

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

	3 months ended June 30,			6 months ended June 30,
	2017	2016	% change	2017	2016	% change
Adjusted EBITDA (amounts in millions)	$1.2	$3.3	-64%	$2.1	$10.3	-80%

We monitor Adjusted EBITDA, together with cost of revenue as a percentage of revenue, to measure the operating performance of our business.  We expect Adjusted EBITDA to improve over time as we grow our revenue and improve our operating performance, but Adjusted EBITDA as a percentage of revenue will vary based on the timing of revenue and expenses.  Refer to Reconciliation of Net (Loss) Income to Adjusted EBITDA, below, for full details.

Reconciliation of Net (Loss) Income to Adjusted EBITDA (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016

Net (Loss) Income	$(2,348)	$(776)	$(4,233)	$1,306

Revenue excluded due to purchase accounting	14	82	31	948
Depreciation and amortization	2,458	2,125	4,869	4,099
Stock-based compensation	1,121	1,372	1,996	2,126
Acquisition-related expenses	-	102	-	102
Income tax expense (benefit)	108	227	(335)	1,878
Other (income) expense	(136)	201	(190)	(126)

Adjusted EBITDA	$1,217	$3,333	$2,138	$10,333

We report Adjusted EBITDA because it is a key measure used by management to evaluate our results and make strategic decisions about the Company, including potential acquisitions. Adjusted EBITDA represents net income (loss) before interest, income taxes, depreciation and amortization, stock-based compensation, acquisition-related expenses, purchase accounting adjustments, investment income and foreign exchange gain/loss. This measure does not have any standardized meaning prescribed by U.S. GAAP and therefore is unlikely to be comparable to the calculation of a similar measure used by other companies, and should not be viewed as an alternative to measures of financial performance or changes in cash flows calculated in accordance with U.S. GAAP.

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

Our contracts with customers are typically between two and five years long.  Our contracts are generally on an exclusive basis.  We recognize recurring fees in the period in which services are provided and when collection of fees is reasonably assured and the amount of fees is fixed or determinable.

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

Research and development

Historically, approximately 90% of our research and development expenses have consisted of wages and benefits for research and development personnel.

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

In June 2016, we completed the acquisition of Saffron Digital.  The integration of this acquisition has impacted and will continue to impact revenues, expenses and operating results.

RESULTS OF OPERATIONS

Comparison of Three Months Ended June 30, 2017 to Three Months Ended June 30, 2016 (unaudited)

Our condensed consolidated financial statements for the three months ended June 30, 2017 and 2016 have been prepared in accordance with U.S. GAAP. A comparison of our results of operations for those periods is as follows (amounts in thousands):

	3 months ended June 30,
	2017	2016
Revenue	$23,889	$24,111

Costs and expenses
Cost of revenue, exclusive of depreciation and
amortization shown separately below	3,993	4,131
Selling, general and administrative, including
stock-based compensation	14,793	12,918
Research and development	5,021	5,285
Depreciation and amortization	2,458	2,125
	26,265	24,459
Operating loss	(2,376)	(348)
Other income (expense)	136	(201)
Net and comprehensive loss before income taxes	(2,240)	(549)
Income taxes	(108)	(227)
Net and comprehensive loss	$(2,348)	$(776)

Revenue

Revenue decreased to $23.9 million for the three months ended June 30, 2017 from $24.1 million for the three months ended June 30, 2016.  The $0.2 million decrease consisted of a $1.2 million decrease in our CE revenue stream, offset by an increase of $0.6 and $0.4 million from our NeuLion Digital Platform and MC MainConcept revenue streams, respectively. The $0.6 million increase in our NeuLion Digital Platform revenue was the result of strong organic growth, partially offset by a decrease in National Hockey League-related revenues in the amount of $1.5 million.

Cost of Revenue

Cost of revenue decreased to $4.0 million for the three months ended June 30, 2017 from $4.1 million for the three months ended June 30, 2016.  Cost of revenue as a percentage of revenue remained constant at 17% for each of the three months ended June 30, 2017 and 2016.

Selling, general and administrative expenses, including stock-based compensation

Selling, general and administrative expenses, including stock-based compensation, increased by $1.9 million, or 15%, from $12.9 million for the three months ended June 30, 2016, to $14.8 million for the three months ended June 30, 2017.  The individual variances are as follows:

•	Wages and benefits remained constant at $8.1 million for each of the three month periods ended June 30, 2016 and 2017.

•
Stock-based compensation decreased from $1.4 million for the three months ended June 30, 2016 to $1.1 million for the three months ended June 30, 2017. The $0.3 million decrease was primarily the result of certain grants of stock-based compensation being fully vested and recognized prior to June 30, 2017.

•
Professional fees increased from $0.9 million for the three months ended June 30, 2016 to $1.3 million for the three months ended June 30, 2017.  The $0.4 million increase was primarily the result of higher recruitment fees associated with the increased salesforce and increased consulting expenses associated with certain professional compliance requirements.

•
Travel expenses increased from $0.4 million for the three months ended June 30, 2016 to $0.6 million for the three months ended June 30, 2017. The $0.2 million increase was primarily the result of expenses associated with the increase in headcount in our sales team.

•
Office facilities expenses increased from $0.6 million for the three months ended June 30, 2016 to $1.0 million for the three months ended June 30, 2017.  The $0.4 million increase was primarily the result of facility costs associated with the acquisition of Saffron Digital and the opening of our new European headquarters in London.

•
Other SG&A expenses, including office supplies, corporate IT services, credit card processing fees and other general operating expenses, increased from $1.5 million for the three months ended June 30, 2016 to $2.7 million for the three months ended June 30, 2017. The increase in Other SG&A expenses primarily relates to the acquisition of Saffron Digital.

Research and development

Research and development costs decreased from $5.3 million for the three months ended June 30, 2016 to $5.0 million for the three months ended June 30, 2017.

Depreciation and amortization

Depreciation and amortization increased from $2.1 million for the three months ended June 30, 2016 to $2.5 million for the three months ended June 30, 2017.  The $0.4 million increase was primarily the result of amortization of intangibles associated with the acquisition of Saffron Digital.

Income taxes

The tax provision for the three month period ended June 30, 2017 was $0.1 million, compared to $0.2 million for the three month period ended June 30, 2016. The annual provision for income taxes during 2017 and 2016 is primarily comprised of current and deferred tax expense in the U.S. and in profitable cost-plus foreign jurisdictions, and foreign withholding taxes. The difference between the annual tax provision and the expected statutory rate is primarily due to losses in foreign jurisdictions without tax benefit.

The Company does not believe there are any material uncertain tax positions under ASC 740.

Comparison of Six Months Ended June 30, 2017 to Six Months Ended June 30, 2016 (unaudited)

Our condensed consolidated financial statements for the six months ended June 30, 2017 and 2016 have been prepared in accordance with U.S. GAAP. A comparison of our results of operations for those periods is as follows (amounts in thousands):

	6 months ended June 30,
	2017	2016
Revenue	$47,744	$50,404

Costs and expenses
Cost of revenue, exclusive of depreciation and
amortization shown separately below	8,948	8,785
Selling, general and administrative, including
stock-based compensation	29,450	24,823
Research and development	9,235	9,639
Depreciation and amortization	4,869	4,099
	52,502	47,346
Operating (loss) income	(4,758)	3,058
Other income	190	126
Net and comprehensive (loss) income before income taxes	(4,568)	3,184
Income taxes	335	(1,878)
Net and comprehensive (loss) income	$(4,233)	$1,306

Revenue

Revenue decreased to $47.7 million for the six months ended June 30, 2017 from $50.4 million for the six months ended June 30, 2016. The $2.7 million decrease consisted of a $1.9 million decrease in our NeuLion Digital Platform revenue and a $0.8 million decrease in our CE revenue stream. The $1.9 million decrease in our NeuLion Digital Platform revenue was the result of a decrease in National Hockey League-related revenues in the amount of $5.6 million, partially offset by strong organic growth.

Cost of Revenue

Cost of revenue increased to $8.9 million for the six months ended June 30, 2017 from $8.8 million for the six months ended June 30, 2016.  Cost of revenue as a percentage of revenue increased from 17% for the six months ended June 30, 2016 to 19% for the six months ended June 30, 2017.

Selling, general and administrative expenses, including stock-based compensation

Selling, general and administrative expenses, including stock-based compensation, increased by $4.7 million, or 19%, from $24.8 million for the six months ended June 30, 2016, to $29.5 million for the six months ended June 30, 2017.  The individual variances are as follows:

•
Wages and benefits increased from $16.3 million for the six months ended June 30, 2016 to $17.2 million for the six months ended June 30, 2017.  The $0.9 million increase was primarily the result of an increase in employees due to the acquisition of Saffron Digital and an increase in headcount in our sales team.

•
Stock-based compensation decreased from $2.2 million for the six months ended June 30, 2016 to $2.0 million for the six months ended June 30, 2017. The $0.2 million decrease was primarily the result of certain grants of stock-based compensation being fully vested and recognized prior to June 30, 2017.

•
Professional fees increased from $1.7 million for the six months ended June 30, 2016 to $2.5 million for the six months ended June 30, 2017.  The $0.8 million increase was primarily the result of increased legal fees, higher recruitment fees associated with the increased salesforce and increased consulting expenses associated with certain professional compliance requirements.

•
Travel expenses increased from $0.8 million for the six months ended June 30, 2016 to $1.1 million for the six months ended June 30, 2017. The $0.3 million increase was primarily the result of expenses associated with the increase in headcount in our sales team.

•
Office facilities expenses increased from $1.1 million for the six months ended June 30, 2016 to $1.7 million for the six months ended June 30, 2017.  The $0.6 million increase was primarily the result of facility costs associated with the acquisition of Saffron Digital and the opening of our new European headquarters in London.

•
Other SG&A expenses, including office supplies, corporate IT services, credit card processing fees and other general operating expenses, increased from $2.7 million for the six months ended June 30, 2016 to $5.0 million for the six months ended June 30, 2017. The increase in Other SG&A expenses primarily relates to the acquisition of Saffron Digital.

Research and development

Research and development costs decreased from $9.6 million for the six months ended June 30, 2016 to $9.2 million for the six months ended June 30, 2017.

Depreciation and amortization

Depreciation and amortization increased from $4.1 million for the six months ended June 30, 2016 to $4.9 million for the six months ended June 30, 2017.  The $0.8 million increase was primarily the result of amortization of intangibles associated with the acquisition of Saffron Digital.

Income taxes

The tax (benefit) provision for the six month period ended June 30, 2017 was $(0.3) million, compared to $1.9 million for the six month period ended June 30, 2016. The annual provision for income taxes during 2017 and 2016 is primarily comprised of current and deferred tax expense in the U.S. and in profitable cost-plus foreign jurisdictions, and foreign withholding taxes. The difference between the annual tax provision and the expected statutory rate is primarily due to losses in foreign jurisdictions without tax benefit.

LIQUIDITY AND CAPITAL RESOURCES

Our cash position was $25.1 million at June 30, 2017.  During the six months ended June 30, 2017, cash used to fund operating activities was $10.8 million, which included cash of $12.0 million from changes in operating assets and liabilities. Cash used in investing activities included $3.2 million to purchase fixed assets, which was primarily related to the buildout of our European headquarters in London.  Cash used in financing activities included $2.9 million used for repurchases of our common stock.

As of June 30, 2017, our principal sources of liquidity included cash and cash equivalents of $25.1 million and trade accounts receivable of $17.8 million, offset by $12.0 million in accounts payable and $9.2 million in accrued liabilities.  We continue to closely monitor our cash balances to ensure that we have sufficient cash on hand to meet our operating needs. Management believes that we have sufficient liquidity to meet our working capital and capital expenditure requirements for at least the next 12 months.

In June 2017, the Company listed for sale its office building located in Melville, New York (the “property”). The Company believes it is probable that the property will be sold within one year and that the final selling price, less the cost to sell, will equal or exceed the carrying value of the property. As of June 30, 2017, the carrying value of the property was $7.2 million.

The Company maintains cash and cash equivalents with various major financial institutions which at times are in excess of the amount insured by the FDIC. As of June 30, 2017, approximately 36% and 64% of the Company’s cash and cash equivalents were held in accounts with US and foreign banks, respectively.

Off Balance Sheet Arrangements

We did not have any off balance sheet arrangements as of June 30, 2017.

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

Our Chief Executive Officer, being our principal executive officer, and Chief Financial Officer, being our principal financial officer, with the assistance of other members of our management, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter ended June 30, 2017 (the “Evaluation”).  Based upon the Evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) were effective as of June 30, 2017.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2017, no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) has been identified that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below summarizes the information about repurchases of our common stock during the quarter ended June 30, 2017:

Period	Total Number of Shares Purchased(1)	Weighted Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(1)
April 1, 2017 – April 30, 2017	875,000	$0.67	875,000	$0
Total	875,000		875,000

(1)	Reflects repurchases made pursuant to a normal course issuer program that terminated in March 2017 that were settled in April. See Note 9 to the financial statements for a more detailed discussion.
(2)	The weighted average price paid per share of common stock includes the cost of commissions.

Item 6.	Exhibits

(b)   Exhibits

The exhibits listed below are filed as part of this report.

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32**	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
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

NEULION, INC.

Date: August 2, 2017	By: /s/ Roy E. Reichbach
Name: Roy E. Reichbach
Title: President and Chief Executive Officer

Date: August 2, 2017	By: /s/ Tim Alavathil
Name: Tim Alavathil
Title: Chief Financial Officer