Form 10-Q
period 2017-09-30
NEULION, INC.
filed 2017-11-01
CIK 1387713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

As of October 30, 2017, there were 278,722,547 shares of the registrant’s common stock, $0.01 par value, outstanding.

NEULION, INC.

PART I.  FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

NEULION, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(Expressed in U.S. dollars)

	September 30,	December 31,
	2017	2016
	(unaudited)

ASSETS
Current
Cash and cash equivalents	$53,908	$41,905
Accounts receivable, net of allowance of doubtful accounts of $629 and $385	14,590	14,073
Other receivables	395	791
Inventory	179	186
Assets held for sale	6,833	-
Prepaid expenses and deposits	3,288	3,657
Due from related parties	266	551
Total current assets	79,459	61,163
Property, plant and equipment, net	8,662	14,227
Intangible assets, net	19,296	24,495
Goodwill	13,229	13,229
Deferred tax assets	34,388	32,574
Other assets	4,252	2,686
Total assets	$159,286	$148,374

LIABILITIES AND EQUITY
Current
Accounts payable	$35,480	$11,802
Accrued liabilities	10,016	12,630
Due to related parties	40	-
Deferred revenue	13,063	14,036
Total current liabilities	58,599	38,468
Long-term deferred revenue	1,311	2,037
Deferred rent liabilities	1,488	1,265
Deferred tax liabilities	844	1,093
Other long-term liabilities	11	112
Total liabilities	62,253	42,975

Stockholders' equity
Common stock (par value: $0.01; shares authorized: 500,000,000; shares issued and outstanding:
2017: 278,722,547 and 2016: 279,050,968)	2,786	2,791
Treasury stock	-	(621)
Additional paid-in capital	167,721	167,418
Promissory notes receivable	(189)	(189)
Accumulated deficit	(73,285)	(64,000)
Total stockholders’ equity	97,033	105,399
Total liabilities and stockholders’ equity	$159,286	$148,374

See accompanying notes

NEULION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS
(unaudited)
(in thousands, except share and per share data)
(Expressed in U.S. dollars)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016

Revenue	$22,048	$23,857	$69,792	$74,261

Costs and expenses
Cost of revenue, exclusive of depreciation and amortization shown separately below	4,385	4,322	13,333	13,108
Selling, general and administrative, including stock-based compensation	15,352	13,429	44,802	38,252
Research and development	4,552	5,212	13,787	14,851
Depreciation and amortization	2,614	2,401	7,483	6,499
Loss on assets held for sale	395	-	395	-
	27,298	25,364	79,800	72,710
Operating (loss) income	(5,250)	(1,507)	(10,008)	1,551

Other income (expense)
Gain (loss) on foreign exchange	361	(62)	534	10
Investment income, net	9	9	26	63
	370	(53)	560	73
Net and comprehensive (loss) income before income taxes	(4,880)	(1,560)	(9,448)	1,624
Income tax (expense) benefit	(173)	(1,155)	163	(3,033)
Net and comprehensive loss	$(5,053)	$(2,715)	$(9,285)	$(1,409)

Net loss per weighted average number of shares
of common stock outstanding - basic and diluted	$(0.02)	$(0.01)	$(0.03)	0.00

Weighted average number of shares
of common stock outstanding - basic and diluted	278,644,282	282,072,241	278,072,525	282,244,706

See accompanying notes

NEULION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited)
(in thousands, except share data)
(Expressed in U.S. dollars)

	Common stock		Treasury Stock		Additional	Promissory	Accumulated	Total
	Shares	Amount	Shares	Amount	paid-in capital	notes	deficit	equity
Balance, December 31, 2016	279,050,968	$2,791	(768,800)	$(621)	$167,418	$(189)	$(64,000)	$105,399

Cancellation of treasury shares	(768,800)	(8)	768,800	621	(613)	-	-	-
Exercise of stock options	637,946	6	-	-	77	-	-	83
Stock-based compensation:
Stock options	-	-	-	-	1,634	-	-	1,634
Restricted stock units	2,397,500	22	-	-	1,228	-	-	1,250
Directors' compensation	406,042	5	-	-	269	-	-	274
Repurchase and cancellation of
common stock, including 551,309
shares surrendered for tax
withholdings of $353	(3,001,109)	(30)	-	-	(2,292)	-	-	(2,322)
Net loss	-	-	-	-	-	-	(9,285)	(9,285)
Balance, September 30, 2017	278,722,547	$2,786	-	$-	$167,721	$(189)	$(73,285)	$97,033

See accompanying notes

NEULION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)
(Expressed in U.S. dollars)

	Nine months ended September 30,
	2017	2016
OPERATING ACTIVITIES

Net loss	$(9,285)	$(1,409)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	7,483	6,499
Loss on assets held for sale	395
Stock-based compensation	3,158	3,489
Provision for bad debt	430	13
Deferred income taxes	(2,063)	(112)

Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	(947)	667
Other receivables	396	(275)
Inventory	7	2
Prepaid expenses, deposits and other assets	(1,197)	(1,997)
Due to/from related parties	325	(92)
Accounts payable	23,678	18,514
Accrued liabilities	(1,993)	2,321
Deferred revenue	(1,699)	2,971
Deferred rent liability	223	(284)
Long-term liabilities	(101)	(13)
Cash provided by operating activities	18,810	30,294

INVESTING ACTIVITIES
Acquisition of Saffron Digital Limited	-	(9,000)
Purchase of property, plant and equipment	(3,947)	(2,147)
Cash used in investing activities	(3,947)	(11,147)

FINANCING ACTIVITIES
Repurchases of common stock	(2,943)	(3,450)
Proceeds from exercise of stock options	83	449
Cash used in financing activities	(2,860)	(3,001)

Net increase in cash and cash equivalents, during the period	12,003	16,146
Cash and cash equivalents, beginning of period	41,905	53,413
Cash and cash equivalents, end of period	$53,908	$69,559

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,719	$2,826

See accompanying notes

NEULION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
 (in thousands, except share and per share data)
Information as at September 30, 2017 (unaudited) and for the three and nine months ended
September 30, 2017 and 2016 (unaudited)

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

In the opinion of management, these interim unaudited condensed consolidated financial statements contain all of the adjustments of a normal and recurring nature necessary to present fairly the Company’s financial position as at September 30, 2017 and December 31, 2016 and the results of operations and cash flows for the three and nine months ended September 30, 2017 and 2016.  The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the entire year.

The accompanying interim unaudited condensed consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the interim unaudited condensed consolidated financial statements.  As of September 30, 2017, the Company’s significant accounting policies and estimates remain unchanged from those detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, except as follows:

Assets Held for Sale

In a period where the plan of sale criteria of Accounting Standards Codification 360 “Impairment or Disposal of Long-lived Assets” are met, long-lived assets are reported as held for sale, depreciation and amortization cease, and the assets are reported at the lower of carrying value or fair value less costs to sell. Subsequent changes in measurement are reflected in results from operations, however, gains are not recognized in excess of the cumulative loss previously recognized.

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

NEULION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
 (in thousands, except share and per share data)
Information as at September 30, 2017 (unaudited) and for the three and nine months ended
September 30, 2017 and 2016 (unaudited)

In March 2016, the FASB issued ASU 2016-09 - Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payment transactions. Under this amended guidance, all excess tax benefits and tax deficiencies will be recognized as income tax expense or benefit in the income statement in the period in which the awards vest or are exercised. In the statement of cash flows, excess tax benefits will be classified with other income tax cash flows in operating activities. The amended guidance also gives the option to make a policy election to account for forfeitures as they occur and increases the threshold for awards that are partially settled in cash to qualify for equity classification.  This guidance is effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption permitted. The Company adopted the accounting guidance as of January 1, 2017. The adoption of this ASU did not have a material impact on the Company’s condensed consolidated financial statements. The Company had historically estimated the number of forfeitures as part of its option valuation process and will continue to do so under the new guidance. No aspect of the guidance that requires retrospective adoption impacted the Company.

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

NEULION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
 (in thousands, except share and per share data)
Information as at September 30, 2017 (unaudited) and for the three and nine months ended
September 30, 2017 and 2016 (unaudited)

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

In connection with this transaction, the Company incurred no acquisition-related expenses during the three and nine months ended September 30, 2017 (acquisition-related expenses during each of the three and nine months ended September 30, 2016 was $102).

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

4. Economic Dependence and Concentration of Credit Risk

For the three and nine months ended September 30, 2017, no one customer represented more than 10% of revenue.  For the three months ended September 30, 2016, the Ultimate Fighting Championship (“UFC”) accounted for 11% of revenue. For the nine months ended September 30, 2016, the National Hockey League accounted for 10% of revenue.

As at September 30, 2017, Samsung Companies accounted for 14% of accounts receivable.  As at December 31, 2016, Samsung Companies and World Surf League accounted for 28% of accounts receivable: 15% and 13%, respectively.

As at September 30, 2017, NBA Media Ventures (“NBA”), the UFC, the National Football League and Sky UK accounted for 79% of accounts payable: 32%, 20%, 14% and 13%, respectively.  As at December 31, 2016, the UFC and the NBA accounted for 50% of accounts payable: 37% and 13%, respectively.

The Company maintains cash and cash equivalents with various major financial institutions which at times are in excess of the amount insured by the FDIC. As of September 30, 2017, approximately 41% and 59% of the Company’s cash and cash equivalents were held in accounts with US and foreign banks, respectively.

NEULION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
 (in thousands, except share and per share data)
Information as at September 30, 2017 (unaudited) and for the three and nine months ended
September 30, 2017 and 2016 (unaudited)

5. Related Party Transactions

The Company has entered into certain transactions and agreements in the normal course of operations with related parties.  Significant related party transactions are as follows:

KyLin TV

KyLin TV is an IPTV company that is controlled by Charles B. Wang, a member of the Board of Directors and the husband of the Executive Chair of the Company.  On June 1, 2008, the Company entered into an agreement with KyLin TV to build and deliver the setup and back office operations for KyLin TV’s IPTV service.  Effective April 1, 2012, the Company amended its agreement with KyLin TV, such that, in addition to the services previously provided, KyLin TV was appointed the exclusive distributor of the Company’s business to consumer (“B2C”) IPTV interests.  As exclusive distributor, KyLin TV obtains, advertises and markets all of the Company’s B2C content in accordance with the terms of the amendment.  Accordingly, KyLin TV records the gross revenues from the Company’s B2C content as well as the associated license fees, whereas the Company records revenues in accordance with the revised fee schedule in the amendment.  The Company also provides, and charges KyLin TV for, administrative and general corporate support.  The amounts charged for the administrative and general corporate support services provided by the Company for the three and nine months ended September 30, 2017 were $19 and $75, respectively (three and nine months ended September 30, 2016 were $24 and $73, respectively), and were recorded as a recovery in selling, general and administrative expense.

New York Islanders Hockey Club, L.P. (“New York Islanders”)

The Company provides IT-related professional services and administrative services to the New York Islanders, a professional hockey club of which Mr. Wang is a minority owner.

Renaissance Property Associates, LLC (“Renaissance”)

The Company provides IT-related professional services to Renaissance, a real estate management company owned by Mr. Wang.  In June 2009, the Company signed a sublease agreement with Renaissance for office space in Plainview, New York.  The sublease agreement expires in December 2019. Rent expense paid by the Company to Renaissance for the three and nine months ended September 30, 2017 of $168 and $507, respectively (three and nine months ended September 30, 2016 of $170 and $395, respectively), inclusive of taxes and utilities, is included in selling, general and administrative expense. Additionally, the Company engaged Renaissance to provide real estate consulting services. The expense related to these services was $18 and $82 for the three and nine months ended September 30, 2017, respectively (expense during each of the three and nine months ended September 30, 2016 was zero).

Smile Train, Inc. (“Smile Train”)

The Company provides IT-related professional services to Smile Train, a public charity whose founder and significant benefactor is Mr. Wang.

The Company recognized revenue from related parties as follows:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016

New York Islanders	$70	$69	$208	$209
KyLin TV	61	90	233	274
Renaissance	30	30	90	90
Smile Train	24	24	72	72
	$185	$213	$603	$645

NEULION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
 (in thousands, except share and per share data)
Information as at September 30, 2017 (unaudited) and for the three and nine months ended
September 30, 2017 and 2016 (unaudited)

The amounts due from (to) related parties are as follows:

	As of
	September 30,	December 31,
	2017	2016

KyLin TV	$172	$422
New York Islanders	70	103
Smile Train	24	-
Renaissance	(40)	26
	$226	$551

6. Loss Per Share

Basic loss per share is computed by dividing net loss for the period by the weighted average number of shares of common stock outstanding for the period. Diluted loss per share is computed by dividing net loss for the period by the weighted average number of shares of common stock outstanding adjusted for the dilutive effect of restricted stock units, stock options and warrants utilizing the treasury stock method.

A reconciliation of the number of shares used to calculate basic and diluted net loss per share follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016

Weighted average shares of common stock outstanding
used in calculating basic EPS	278,644,282	282,072,241	278,072,525	282,244,706
Effect of dilutive preferred stock, restricted stock units,
stock options and warrants	-	-	-	-
Weighted average shares of common stock outstanding
used in calculating diluted EPS	278,644,282	282,072,241	278,072,525	282,244,706

The following table summarizes the potential common stock equivalents for the three and nine months ended September 30, 2017 and 2016 that were not included in the computation of diluted loss per share, because to do so would have been antidilutive.

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016

Options – 2012 Omnibus Securities and Incentive Plan	21,786,825	23,779,350	21,786,825	23,779,350
Restricted Stock Units – 2012 Omnibus Securities and Incentive Plan	5,373,750	8,102,500	5,373,750	8,102,500
Options – Fourth Amended and Restated Stock Option Plan	1,293,750	2,058,750	1,293,750	2,058,750
Warrants	1,924,741	1,924,741	1,924,741	1,924,741
	30,379,066	35,865,341	30,379,066	35,865,341

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

NEULION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
 (in thousands, except share and per share data)
Information as at September 30, 2017 (unaudited) and for the three and nine months ended
September 30, 2017 and 2016 (unaudited)

	Three months ended September 30,				Nine months ended September 30,
	2017		2016		2017		2016

North America	$12,444	57%	$15,807	66%	$42,048	60%	$49,056	66%
Asia	5,347	24%	5,104	21%	16,124	23%	16,317	22%
Europe	3,852	17%	2,543	11%	10,488	15%	6,791	9%
Australia	405	2%	403	2%	1,132	2%	2,097	3%
	$22,048	100%	$23,857	100%	$69,792	100%	$74,261	100%

Total property and equipment, categorized by the location of the assets, was as follows:

	September 30, 2017
	Cost	Accumulated Depreciation	Net book Value

North America	$24,329	$19,618	$4,711
Asia	1,230	938	292
Europe	4,527	868	3,659
	$30,086	$21,424	$8,662

	December 31, 2016
	Cost	Accumulated Depreciation	Net book Value

North America	$29,458	$16,617	$12,841
Asia	1,318	939	379
Europe	2,719	1,712	1,007
	$33,495	$19,268	$14,227

8. Income Taxes

The tax provision (benefit) for the three and nine months ended September 30, 2017 was $173 and $(163), respectively, compared to $1,155 and $3,033 for the three and nine months ended September 30, 2016. Each quarter the Company updates its estimate of the annual effective tax rate and records adjustments as necessary.  In the current quarter it was determined that a small change in the Company’s estimated income could produce a significant change in the annual effective rate given the worldwide projections and permanent differences. Consequently, the actual effective rate through the quarter is the best estimate of the annual effective rate. The annual provision for income taxes is primarily comprised of current and deferred tax expense in the U.S. and in profitable cost-plus foreign jurisdictions, and foreign withholding taxes.  The difference between the annual tax provision and the expected statutory rate is primarily due to losses in foreign jurisdictions without tax benefit and non-deductible tax expenses.

As of September 30, 2017, the Company continues to maintain a valuation allowance to offset certain foreign and state deferred income tax assets, as realization of such assets does not meet the more-likely-than-not threshold.

The Company does not believe there are any material uncertain tax positions under Accounting Standards Codification 740, “Income Taxes”.

9. Share Repurchase Program

On April 1, 2016, the Company commenced a share repurchase program for up to 14,109,057 shares of its common stock. During 2016, the Company purchased 768,800 shares at a total cost of $621. During 2017, the Company repurchased 2,449,800 shares at a total cost of $1,952. All the repurchased shares were cancelled and the share repurchase program expired per its terms on March 31, 2017.

NEULION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
 (in thousands, except share and per share data)
Information as at September 30, 2017 (unaudited) and for the three and nine months ended
September 30, 2017 and 2016 (unaudited)

10. Assets Held for Sale

The net book value of the assets held for sale consisted of the following:

	As of
	September 30,	December 31,
	2017	2016

Land	$2,509	$-
Building	4,324	-
	$6,833	$-

As of June 30, 2017, the Company reclassified its office building located in Melville, New York (the “property”) to assets held for sale since it is probable that it will be sold within one year. The Company considered converting the property into its corporate headquarters, however now believes there are other advantageous opportunities with greater long-term benefits. On October 18, 2017, the Company entered into a contract to sell the property, subject to due diligence, for $7,300. Taking into consideration the contracted sales price, less the expected selling costs, at September 30, 2017 the Company estimated that the fair value of the property was $6,833. Since the net book value of the assets held for sale was $7,228, an impairment loss of $395 was recognized for the three and nine months ended September 30, 2017.

11. Contingencies

On the night of August 26, 2017, the Company experienced a problem during its streaming of the Mayweather vs. McGregor pay per view boxing event that affected a significant number of UFC.TV users.  The Company does not believe the issue was systemic or fundamental to the NeuLion Digital Platform or the Company’s underlying technology.  The Company has been working in collaboration with the UFC to process refunds for purchasers who were unable to view the fight.

On September 1, 2017, the Company was named along with several other parties in a class action lawsuit in the United States District Court for the District of Nevada that claims to have been filed on behalf of the affected purchasers.  The Company has subsequently been named, along with other parties, in two other similar class action lawsuits in the United States District Court for the District of Nevada (filed September 14, 2017) and the United States District Court for the Southern District of New York (filed September 13, 2017).  A motion to consolidate these three class action lawsuits along with several other class action lawsuits filed against unrelated streaming providers of the same pay per view event is pending in the United States District Court for the Southern District of New York.  While the Company disagrees with many of the allegations set forth in the class action lawsuits and intends to vigorously defend itself (including but not limited to defenses based upon the lack of any contractual relationship between the Company and the affected purchasers), the Company believes that the refund program will render the lawsuits moot.

In the ordinary course of business, in addition to the above disclosed matters, the Company may be contingently liable for other litigation and a party to claims. Management believes that adequate provisions have been made where required for such contingencies. Although the extent of potential costs and losses, if any, is uncertain, management believes that the ultimate resolution of such contingencies will not have an adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion and analysis (“MD&A”) of the financial condition and results of operations of the Company should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes for the three and nine months ended September 30, 2017 and 2016, which have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”).  All dollar amounts are in U.S. dollars (“US$” or “$”) unless stated otherwise.  As at October 30, 2017, the Bank of Canada daily exchange rate for conversion of United States dollars to Canadian dollars (“CDN$”) was US$1 to CDN$1.2837.

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

Forward-looking statements involve significant risks, uncertainties and assumptions. Although the forward-looking statements contained in this Quarterly Report are based upon what management believes to be reasonable assumptions, we cannot assure readers that actual results will be consistent with these forward-looking statements. These forward-looking statements are made as of the date of this Quarterly Report and we assume no obligation to update or revise them to reflect new events or circumstances, except as required by law. Many factors could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements that may be expressed or implied by such forward-looking statements, including: our ability to derive anticipated benefits from acquisitions; our ability to realize some or all of the anticipated benefits of our partnerships; our ability to increase revenue; general economic and market segment conditions; our customers’ subscriber levels and financial health; our ability to pursue and consummate acquisitions in a timely manner; our continued relationships with our customers; our ability to negotiate favorable terms for contract renewals; competitor activity; product capability and acceptance rates; technology changes; regulatory changes; foreign exchange risk; interest rate risk; and credit risk. These factors should be considered carefully and readers should not place undue reliance on the forward-looking statements. A more detailed assessment of the risks that could cause actual results to materially differ from current expectations is contained in Item 1A, “Risk Factors,” of our Annual Report.

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

In June 2016, the Company acquired the assets of Saffron Digital Limited (“Saffron Digital”). The Saffron Digital solution, which has been integrated into the NeuLion Digital Platform, helps customers build digital video services for entertainment delivered over-the-top to Internet-connected devices. These digital video services support advanced implementations of subscription video on demand, electronic sell-through and advertising-supported video.

We have traded on the Toronto Stock Exchange (“TSX”) since August 9, 2006.

Key Performance Metrics

We regularly review a number of metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions.

	Three months ended September 30,			Nine months ended September 30,
	2017	2016	% change	2017	2016	% change
Revenue - NeuLion Digital Platform (amounts in millions)	$14.5	$16.3	-11%	$46.7	$50.4	-7%

We monitor our revenue from our NeuLion Digital Platform because we expect it to grow faster than revenue from our other solutions as we add new customers and increase the variable revenue we realize from existing customers. As a result, we expect our platform revenue to grow in absolute dollars and as a percentage of revenue. Our platform revenue decreased 11% for the three months ended September 30, 2017 and decreased 7% for the nine months ended September 30, 2017, compared to the prior comparable periods. NeuLion Digital Platform revenue is seasonal, related to the timing and size of events that our customers deliver through our solution. The fourth quarter has historically been our highest revenue quarter, but this seasonality may change as we add new customers and events.

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Cost of Revenue as a % of Revenue	20%	18%	19%	18%

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

	Three months ended September 30,			Nine months ended September 30,
	2017	2016	% change	2017	2016	% change
Adjusted EBITDA (amounts in millions)	$(1.1)	$2.3	-148%	$1.1	$12.7	-91%

We monitor Adjusted EBITDA, together with cost of revenue as a percentage of revenue, to measure the operating performance of our business.  We expect Adjusted EBITDA to improve over time as we grow our revenue and improve our operating performance, but Adjusted EBITDA as a percentage of revenue will vary based on the timing of revenue and expenses.  Refer to Reconciliation of Net Loss to Adjusted EBITDA, below, for full details.

Reconciliation of Net Loss to Adjusted EBITDA (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016

Net Loss	$(5,053)	$(2,715)	$(9,285)	$(1,409)

Revenue excluded due to purchase accounting	-	68	31	1,015
Depreciation and amortization	2,614	2,401	7,483	6,499
Stock-based compensation	1,162	1,361	3,158	3,489
Loss on assets held for sale	395	-	395	-
Acquisition-related expenses	-	-	-	102
Income tax expense (benefit)	173	1,155	(163)	3,033
Other (income) expense	(370)	53	(560)	(73)

Adjusted EBITDA	$(1,079)	$2,323	$1,059	$12,656

We report Adjusted EBITDA because it is a key measure used by management to evaluate our results and make strategic decisions about the Company, including potential acquisitions. Adjusted EBITDA represents net loss before interest, income taxes, depreciation and amortization, stock-based compensation, acquisition-related expenses, purchase accounting adjustments, investment income and foreign exchange gain/loss. This measure does not have any standardized meaning prescribed by U.S. GAAP and therefore is unlikely to be comparable to the calculation of a similar measure used by other companies, and should not be viewed as an alternative to measures of financial performance or changes in cash flows calculated in accordance with U.S. GAAP.

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

We expect cost of revenue to increase in absolute dollars as revenue increases; however, we expect cost of revenue as a percentage of revenue to decrease in the foreseeable future.

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended September 30, 2017 to Three Months Ended September 30, 2016 (unaudited)

Our condensed consolidated financial statements for the three months ended September 30, 2017 and 2016 have been prepared in accordance with U.S. GAAP. A comparison of our results of operations for those periods is as follows (amounts in thousands):

	Three months ended September 30,
	2017	2016
Revenue	$22,048	$23,857

Costs and expenses
Cost of revenue, exclusive of depreciation and
amortization shown separately below	4,385	4,322
Selling, general and administrative, including
stock-based compensation	15,352	13,429
Research and development	4,552	5,212
Depreciation and amortization	2,614	2,401
Loss on assets held for sale	395	-
	27,298	25,364
Operating loss	(5,250)	(1,507)
Other income (expense)	370	(53)
Net and comprehensive loss before income taxes	(4,880)	(1,560)
Income tax expense	(173)	(1,155)
Net and comprehensive loss	$(5,053)	$(2,715)

Revenue

Revenue decreased to $22.0 million for the three months ended September 30, 2017 from $23.9 million for the three months ended September 30, 2016.  The $1.9 million decrease was primarily the result of the loss of the National Hockey League (“NHL”) related revenues in the amount of $1.3 million.

Cost of Revenue

Cost of revenue increased to $4.4 million for the three months ended September 30, 2017 from $4.3 million for the three months ended September 30, 2016.  Cost of revenue as a percentage of revenue increased from 18% for the three months ended September 30, 2016 to 20% for the three months ended September 30, 2017. The increase in cost of revenue as a percentage of revenue is due to the higher bandwidth costs incurred to service our European customers, who represent a larger percentage of overall revenue for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016.

Selling, general and administrative expenses, including stock-based compensation

Selling, general and administrative expenses, including stock-based compensation, increased by $2.0 million, or 15%, from $13.4 million for the three months ended September 30, 2016, to $15.4 million for the three months ended September 30, 2017.  The individual variances are as follows:

•
Wages and benefits increased from $8.2 million for the three months ended September 30, 2016 to $9.0 million for the three months ended September 30, 2017.  The $0.8 million increase was primarily due to an increase in employees as a result of an increase in headcount in our sales team.

•
Stock-based compensation decreased from $1.4 million for the three months ended September 30, 2016 to $1.2 million for the three months ended September 30, 2017. The $0.2 million decrease was primarily the result of certain grants of stock-based compensation being fully vested and recognized prior to September 30, 2017.

•
Office facilities expenses increased from $0.8 million for the three months ended September 30, 2016 to $1.2 million for the three months ended September 30, 2017.  The $0.4 million increase was primarily the result of facility costs associated with the opening of our new European headquarters in London.

•
Bad debt expense increased from zero for the three months ended September 30, 2016 to $0.2 million for the three months ended September 30, 2017.  The $0.2 million increase was primarily the result of reserves recorded for a specific customer.

•
Other SG&A expenses, including travel expenses, office supplies, marketing, professional, corporate IT services, credit card processing fees and other general operating expenses, increased from $3.0 million for the three months ended September 30, 2016 to $3.8 million for the three months ended September 30, 2017. The increase in Other SG&A expenses primarily relates to the expansion of our sales force and the opening of our new European headquarters in London.

Research and development

Research and development costs decreased from $5.2 million for the three months ended September 30, 2016 to $4.6 million for the three months ended September 30, 2017. The $0.6 million decrease was primarily a result of a reduction in headcount due to certain redundancies identified by the Company.

Depreciation and amortization

Depreciation and amortization increased from $2.4 million for the three months ended September 30, 2016 to $2.6 million for the three months ended September 30, 2017.  The $0.2 million increase was primarily the result of depreciation of fixed assets related to our new European headquarters in London.

Income taxes

The tax provision for the three month period ended September 30, 2017 was $0.2 million, compared to $1.2 million for the three month period ended September 30, 2016. The annual provision for income taxes during 2017 and 2016 is primarily comprised of current and deferred tax expense in the U.S. and in profitable cost-plus foreign jurisdictions, and foreign withholding taxes. The difference between the annual tax provision and the expected statutory rate is primarily due to losses in foreign jurisdictions without tax benefit and permanent differences.

The Company does not believe there are any material uncertain tax positions under ASC 740.

Comparison of Nine Months Ended September 30, 2017 to Nine Months Ended September 30, 2016 (unaudited)

Our condensed consolidated financial statements for the nine months ended September 30, 2017 and 2016 have been prepared in accordance with U.S. GAAP. A comparison of our results of operations for those periods is as follows (amounts in thousands):

	Nine months ended September 30,
	2017	2016
Revenue	$69,792	$74,261

Costs and expenses
Cost of revenue, exclusive of depreciation and
amortization shown separately below	13,333	13,108
Selling, general and administrative, including
stock-based compensation	44,802	38,252
Research and development	13,787	14,851
Depreciation and amortization	7,483	6,499
Loss on assets held for sale	395	-
	79,800	72,710
Operating loss (income)	(10,008)	1,551
Other income	560	73
Net and comprehensive loss (income) before income taxes	(9,448)	1,624
Income tax benefit (expense)	163	(3,033)
Net and comprehensive loss	$(9,285)	$(1,409)

Revenue

Revenue decreased to $69.8 million for the nine months ended September 30, 2017 from $74.3 million for the nine months ended September 30, 2016. The $4.5 million decrease consisted of a $3.7 million decrease in our NeuLion Digital Platform revenue and a $0.8 million decrease in our CE revenue stream. The $3.7 million decrease in our NeuLion Digital Platform revenue was the result of a decrease in NHL related revenues in the amount of $7.0 million, partially offset by organic growth.

Cost of Revenue

Cost of revenue increased to $13.3 million for the nine months ended September 30, 2017 from $13.1 million for the nine months ended September 30, 2016.  Cost of revenue as a percentage of revenue increased from 18% for the nine months ended September 30, 2016 to 19% for the nine months ended September 30, 2017. The increase in cost of revenue as a percentage of revenue is due to the higher bandwidth costs incurred to service our European customers, who represent a larger percentage of overall revenue for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016.

Selling, general and administrative expenses, including stock-based compensation

Selling, general and administrative expenses, including stock-based compensation, increased by $6.5 million, or 17%, from $38.3 million for the nine months ended September 30, 2016, to $44.8 million for the nine months ended September 30, 2017.  The individual variances are as follows:

•
Wages and benefits increased from $24.6 million for the nine months ended September 30, 2016 to $26.1 million for the nine months ended September 30, 2017.  The $1.5 million increase was primarily the result of an increase in employees due to the acquisition of Saffron Digital and an increase in headcount in our sales team.

•
Stock-based compensation decreased from $3.5 million for the nine months ended September 30, 2016 to $3.2 million for the nine months ended September 30, 2017. The $0.3 million decrease was primarily the result of certain grants of stock-based compensation being fully vested and recognized prior to September 30, 2017.

•
Professional fees increased from $2.9 million for the nine months ended September 30, 2016 to $3.6 million for the nine months ended September 30, 2017.  The $0.8 million increase was primarily the result of increased legal fees, higher recruitment fees associated with the increased salesforce and increased consulting expenses associated with certain professional compliance requirements.

•
Travel expenses increased from $1.2 million for the nine months ended September 30, 2016 to $1.6 million for the nine months ended September 30, 2017. The $0.4 million increase was primarily the result of expenses associated with the increase in headcount in our sales team.

•
Office facilities expenses increased from $1.9 million for the nine months ended September 30, 2016 to $2.8 million for the nine months ended September 30, 2017.  The $0.9 million increase was primarily the result of facility costs associated with the acquisition of Saffron Digital and the opening of our new European headquarters in London.

•
Bad debt expense increased from zero for the nine months ended September 30, 2016 to $0.4 million for the nine months ended September 30, 2017.  The $0.4 million increase was primarily the result of reserves recorded for a specific customer.

•
Other SG&A expenses, including office supplies, marketing, corporate IT services, credit card processing fees and other general operating expenses, increased from $4.2 million for the nine months ended September 30, 2016 to $7.1 million for the nine months ended September 30, 2017. The increase in Other SG&A expenses primarily relates to the acquisition of Saffron Digital, expansion of sales team and the opening of our new European headquarters in London.

Research and development

Research and development costs decreased from $14.9 million for the nine months ended September 30, 2016 to $13.8 million for the nine months ended September 30, 2017. The $1.1 million decrease was primarily a result of a reduction in headcount due to certain redundancies identified by the Company.

Depreciation and amortization

Depreciation and amortization increased from $6.5 million for the nine months ended September 30, 2016 to $7.5 million for the nine months ended September 30, 2017.  The $1.0 million increase was primarily the result of amortization of intangibles associated with the acquisition of Saffron Digital and depreciation of fixed assets related to our new European headquarters in London.

Income taxes

The tax (benefit) provision for the nine month period ended September 30, 2017 was $(0.2) million, compared to $3.0 million for the nine month period ended September 30, 2016. The annual provision for income taxes during 2017 and 2016 is primarily comprised of current and deferred tax expense in the U.S. and in profitable cost-plus foreign jurisdictions, and foreign withholding taxes. The difference between the annual tax provision and the expected statutory rate is primarily due to losses in foreign jurisdictions without tax benefit and permanent differences.

LIQUIDITY AND CAPITAL RESOURCES

Our cash position was $53.9 million at September 30, 2017.  During the nine months ended September 30, 2017, cash provided by operating activities was $18.8 million, which included cash of $18.7 million from changes in operating assets and liabilities. Cash used in investing activities included $3.9 million to purchase fixed assets, which was primarily related to the buildout of our European headquarters in London.  Cash used in financing activities included $2.9 million used for repurchases of our common stock.

As of September 30, 2017, our principal sources of liquidity included cash and cash equivalents of $53.9 million and net trade accounts receivable of $14.6 million, offset by $35.5 million in accounts payable and $10.0 million in accrued liabilities.  We continue to closely monitor our cash balances to ensure that we have sufficient cash on hand to meet our operating needs. Management believes that we have sufficient liquidity to meet our working capital and capital expenditure requirements for at least the next 12 months.

In June 2017, the Company listed for sale its office building located in Melville, New York (the “property”). On October 18, 2017, the Company entered into a contract to sell the property, subject to due diligence, for $7,300. Taking into consideration the contracted sales price, less the expected selling costs, the Company estimated that the fair value of the property was $6,833 as of September 30, 2017. Since the net book value of the assets held for sale was $7,228, an impairment loss of $395 was recognized for the three and nine months ended September 30, 2017.

The Company maintains cash and cash equivalents with various major financial institutions which at times are in excess of the amount insured by the FDIC. As of September 30, 2017, approximately 41% and 59% of the Company’s cash and cash equivalents were held in accounts with US and foreign banks, respectively.

Off Balance Sheet Arrangements

We did not have any off balance sheet arrangements as of September 30, 2017.

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

Our Chief Executive Officer, being our principal executive officer, and Chief Financial Officer, being our principal financial officer, with the assistance of other members of our management, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter ended September 30, 2017 (the “Evaluation”).  Based upon the Evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) were effective as of September 30, 2017.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2017, no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) has been identified that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

On the night of August 26, 2017, the Company experienced a problem during its streaming of the Mayweather vs. McGregor pay per view boxing event that affected a significant number of UFC.TV users.  The Company does not believe the issue was systemic or fundamental to the NeuLion Digital Platform or the Company’s underlying technology.  The Company has been working in collaboration with the UFC to process refunds for purchasers who were unable to view the fight.

On September 1, 2017, the Company was named along with several other parties in a class action lawsuit in the United States District Court for the District of Nevada that claims to have been filed on behalf of the affected purchasers.  The Company has subsequently been named, along with other parties, in two other similar class action lawsuits in the United States District Court for the District of Nevada (filed September 14, 2017) and the United States District Court for the Southern District of New York (filed September 13, 2017).  A motion to consolidate these three class action lawsuits along with several other class action lawsuits filed against unrelated streaming providers of the same pay per view event is pending in the United States District Court for the Southern District of New York.  While the Company disagrees with many of the allegations set forth in the class action lawsuits and intends to vigorously defend itself (including but not limited to defenses based upon the lack of any contractual relationship between the Company and the affected purchasers), the Company believes that the refund program will render the lawsuits moot.

Item 6.	Exhibits

(b)   Exhibits

The exhibits listed below are filed or furnished as part of this report.

Filed or
		Incorporated by Reference			Furnished
Exhibit No.	Description	Form	Date	Number	Herewith
3(i)	Corrected Amended and Restated Certificate of Incorporation of NeuLion, Inc.				Filed

31.1	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed

31.2	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed

32	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished

101.INS	XBRL Instance Document				Filed

101.SCH	XBRL Taxonomy Extension Schema Document				Filed

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed

101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEULION, INC.

Date: November 1, 2017	By: /s/ Roy E. Reichbach
Name: Roy E. Reichbach
Title: President and Chief Executive Officer

Date: November 1, 2017	By: /s/ Tim Alavathil
Name: Tim Alavathil
Title: Chief Financial Officer