Form 10-K
period 2017-12-31
NEULION, INC.
filed 2018-03-29
CIK 1387713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $40,090,729.

As of March 27, 2018, 280,334,268 shares of the registrant’s common stock, $0.01 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement (the “Proxy Statement”) relating to its 2018 Annual Meeting of Stockholders, which shall be filed with the Securities and Exchange Commission (the “SEC”) within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

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

Forward-looking statements involve significant risks, uncertainties and assumptions. Although the forward-looking statements contained in this Annual Report on Form 10-K are based upon what management believes to be reasonable assumptions, we cannot assure readers that actual results will be consistent with these forward-looking statements.  These forward-looking statements are made as of the date of this Annual Report on Form 10-K and we assume no obligation to update or revise them to reflect new events or circumstances, except as required by law.  Many factors could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements that may be expressed or implied by such forward-looking statements, including:  our ability to derive anticipated benefits from acquisitions; our ability to realize some or all of the anticipated benefits of our partnerships; our ability to increase revenue; general economic and market segment conditions; our customers’ subscriber levels and financial health; our ability to pursue and consummate acquisitions in a timely manner; our continued relationships with our customers; our ability to negotiate favorable terms for contract renewals; competitor activity; product capability and acceptance rates; technology changes; legislation or other changes in applicable tax laws; regulatory changes; foreign exchange risk; interest rate risk; and credit risk.  These factors should be considered carefully and readers should not place undue reliance on the forward-looking statements.  A more detailed assessment of the risks that could cause actual results to materially differ from current expectations is contained in Item 1A, “Risk Factors.”

ITEM 1.	Business

Overview

NeuLion, Inc. (“NeuLion,” the “Company,” “we,” “us” or “our”) is a leading technology product and service provider that specializes in the digital video broadcasting, distribution and monetization of live and on-demand content, with the mission to deliver and enable the highest quality video content experiences anywhere and on any device.  Our flagship solution, the NeuLion Digital Platform, is a complete end-to-end, cloud-based, fully integrated video solution that simplifies the digital video workflow and provides all the tools necessary for NeuLion’s customers to monetize their digital video content.

The NeuLion Digital Platform offers content owners and rights holders a highly configurable and scalable suite of digital technologies, together with services for back-end content preparation, management, marketing, monetization, secure delivery, real time analytics, and end user application development, in an end-to-end solution that addresses the complexities associated with successfully streaming and marketing their content.  Our solutions also include our NeuLion consumer electronics (“CE”) software development kit (the “CE SDK”), which allows CE manufacturers to provide a secure, high quality video experience with premium screen resolution, up to Ultra HD/4K, across virtually all content formats, for a wide range of connected devices.  Additionally, NeuLion offers a library of high quality video and audio compression-decompression programs, or codecs, that we license under the MainConcept brand.  Our codecs are used by leading technology companies to encode and decode audio and video files.

We primarily generate revenue by offering the NeuLion Digital Platform on a subscription basis comprised of a combination of fixed and variable fees.  Our revenue is generated from fees determined by the number of events and linear channels we stream and the number of connected devices we enable, as well as the volume of digital video content we deliver and/or the end user revenue generated by our customers.  We also generate revenue from licensing our NeuLion technologies, including our CE SDK to CE manufacturers and our MainConcept technologies to video solution developers and others.

We believe that the proliferation of Internet-connected devices, the increasing amount of digital video content, the growth in video consumption over broadband, particularly sports and entertainment content, on mobile and other connected devices and the demand for continually improving and personalizing viewing experiences will be the principal drivers of our growth.  As enterprises continue to struggle with the complexities of managing growing libraries of live and on-demand digital content, creating compelling branded user experiences and delivering those experiences across a wide range of connected devices in high-quality resolutions, our comprehensive suite of products and focus on innovation may allow us to increase revenues from existing customers and expand our customer base in the Americas, Europe, Asia and beyond.

On March 26, 2018, NeuLion entered into an Agreement and Plan of Merger (the “Merger Agreement”) with WME Entertainment Parent, LLC, a Delaware limited liability company (“Parent”) and Lion Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”).  Pursuant to the Merger Agreement, subject to the satisfaction or waiver of specified conditions, Merger Sub will merge with and into NeuLion, with NeuLion surviving the Merger as a wholly owned subsidiary of Parent (the “Merger”).  Pursuant to the Merger Agreement, at the effective time of the Merger, each of NeuLion’s issued and outstanding shares of common stock will be canceled and converted into the right to receive $0.84 in cash, without interest, less any applicable withholding taxes.  Prior to entering into the Merger Agreement, stockholders representing approximately 70%, in the aggregate, of NeuLion’s outstanding shares of common stock executed and delivered to NeuLion a written consent, effective upon the execution and delivery of the Merger Agreement, irrevocably approving and adopting the Merger Agreement and the transactions contemplated thereby.  The Merger cannot be consummated until the passing of 20 calendar days from the date on which NeuLion mails to its stockholders an information statement on Schedule 14C under the Securities Exchange Act of 1934, as amended.  Each party’s obligation to consummate the Merger is subject to certain conditions set forth in the Merger Agreement.

Also on March 26, 2018, NeuLion entered into a purchase agreement (the “Purchase Agreement”) with Stillwater Holding Company LLC pursuant to which NeuLion agreed to sell certain assets relating to its business of providing web publishing, ticketing and donor management services to athletic conferences, colleges and universities (collectively, the “Assets”). The sale of the Assets will close immediately prior to the closing of the Merger, and is conditioned solely upon the substantially concurrent closing of the Merger.  The Purchase Agreement automatically terminates upon a termination of the Merger Agreement in accordance with its terms.

On February 12, 2018, NeuLion completed the sale of certain DivX assets, intellectual property and foreign subsidiaries to an affiliate of Fortress Investment Group for total cash consideration of $41.5 million.

On January 16, 2018, NeuLion completed the sale of its office building located in Melville, New York for total net cash consideration of approximately $6.8 million.

On November 30, 2010, we were domesticated under Delaware law, having originally incorporated as Jump TV Inc. on January 14, 2000 under the Canada Business Corporations Act.  In July 2009, we changed our corporate name to NeuLion, Inc.  We have traded on the Toronto Stock Exchange (“TSX”) since August 9, 2006.

Products and Technology

NeuLion Digital Platform

NeuLion has developed its own proprietary end-to-end turnkey video distribution platform, called the NeuLion Digital Platform, that provides digital video broadcasting and distribution of live and on-demand sports and entertainment content to any connected device, and also enables the monetization of that content.  A flexible solution that spans the entire digital video workflow and supports the latest technologies, the NeuLion Digital Platform enables global content owners and rights holders to prepare, manage, market, monetize, deliver, monitor and build applications for their live and on-demand digital video content, up to Ultra HD/4K, with advanced interactive features.  The NeuLion Digital Platform powers the digital experience for leading brands around the world.

CE SDK

The CE SDK enables a rich experience for consumers with advanced playback, mobile to TV interactivity, total security, and live streaming up to 4K resolutions with HDR (High Dynamic Range) for smart TVs and other connected devices like set-top boxes and streaming media devices. The CE SDK delivers a better viewing experience for sports and entertainment content for Ultra HD/4K TVs.  The CE SDK Device Certification program enables CE manufacturers a testing program that delivers high quality and performance content services and technology for their devices. Licensees of the CE SDK receive a Certification Test Kit designed to verify features and performance.

MainConcept Technologies

MainConcept technologies are premier solutions for software developers who require codec support in their own application, service or local and cloud environment.  MainConcept codec solutions are engineered to deliver the highest audio and video quality, are highly compatible with a broad range of hardware devices and software applications, and offer easy and flexible integration options. MainConcept supports nearly every mainstream codec in the market.

Customers

We have enterprise customers in three broad categories:  content owners and rightsholders; CE manufacturers; and video integrators.  Relationships with our content owner and rightsholder customers, which include entertainment, professional sports (both leagues and teams), college sports (both schools and conferences) and broadcaster/operator customers, generally involve entering into software license, distribution and service agreements to provide end-to-end solutions for the delivery of their content.  We license our CE SDK technologies to CE manufacturers to enable their devices to deliver high quality, secure consumer video experiences.  Video integrators, such as enterprise software providers, license our MainConcept technologies to enable their software and hardware solutions with advanced video and audio content processing capabilities.

Customer Dependence

For the years ended December 31, 2017 and 2016, no one customer accounted for more than 10% of revenues. For the year ended December 31, 2015, the National Hockey League and LG Electronics accounted for 23% of revenues:  12% and 11%, respectively.

As at December 31, 2017, NBA Media Ventures (the “NBA”), Samsung Companies (“Samsung”) and World Surf League accounted for 36% of accounts receivable:  14%, 12% and 10%, respectively.  As at December 31, 2016, Samsung and World Surf League accounted for 28% of accounts receivable:  15% and 13%, respectively.  As at December 31, 2015, Samsung and Toshiba Companies accounted for 33% of accounts receivable:  19% and 14%, respectively.

Sales and Marketing

Our sales team is responsible for acquiring new customers and growing our relationships with existing customers.  Our sales efforts are focused on three main geographic regions:  the Americas; Europe; and Asia.  During 2017, we substantially increased our sales team headcount and expanded our offices globally.

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

Competition

Despite the barriers to entry created by the sizable technology investment required to deliver and monetize live and on-demand interactive content to connected devices, the overall market for digital content publishing and delivery solutions is rapidly evolving and highly competitive.  Our competitors vary for each of our solutions and include companies that build, license and deploy digital video content management services such as BAMTECH, NBC Sports Group’s Playmaker division, Deltatre and Verizon Digital Media Services, point solution providers such as Brightcove, Kaltura, Ooyala and Adobe, and in-house technology teams.  We also see indirect competition from media technology companies, such as Hulu, YouTube, Netflix, Amazon, Facebook and sports/entertainment networks, who develop their own technologies internally and then license content rights from content producers for distribution and monetization on their platforms.  Our prospective customers who are content owners and rightsholders may elect to license and deliver their content via these types of third-party platforms or to build their own content delivery systems.  We also face competition from companies providing products similar to our CE SDK and MainConcept technologies, including digital rights management services offered by Microsoft, Verimatrix and Google.

We believe the principal factors on which we compete in our market include, and our competitive advantages are, the following:

•	Reduced enhancement, integration and innovation complexities;
•	Time to market;
•	Ability to drive new revenue opportunities;
•	Provision of a combination of proprietary technology and operational services;
•	Creation of meaningful experiences that engage, retain and grow viewers;
•	Breadth and depth of product functionality;
•	Superior customer service and customer engagement model;
•	Innovation and responsiveness to new market trends; and
•	Integration with third-party applications and technologies.

We believe we compete favorably on the basis of these factors due to our deep experience in the market, and our commitment to and investment in research and development as well as our ability to provide customers of any size with complete, proprietary, integrated turnkey solutions.

Our competitors may have access to other technology, financial resources and relationships not available to us, which may enable these competitors to offer products of greater interest to consumers, acquire content rights or provide their solutions at more competitive costs.  If we are not able to compete successfully in attracting new customers or lose existing customers, our results of operations could be harmed.

Seasonality

The revenue associated with our sports customers is seasonal because demand for such programming corresponds to the seasons of the sports for which we stream digital video content.  As the majority of our sports contracts contain a variable revenue share or usage component, our revenues have historically been the highest during the first and fourth quarters of the year due to most of our professional sports customers broadcasting the majority of their games during those quarters.  As we have further expanded into other streaming areas such as news and entertainment, and into international markets with more sports programming throughout the calendar year, the seasonal nature of our business has begun to decrease.

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

Our research and development costs primarily consist of wages and benefits for research and development department personnel, who are primarily located in China, Russia and the U.S.  Our research and development expenses were $19.7 million in the year ended December 31, 2017, $19.9 million in the year ended December 31, 2016 and $24.9 million in the year ended December 31, 2015.

Employees

As of March 27, 2018, we had 676 total employees, 167 of whom were full-time employees.  None of our employees is represented by a union or is party to a collective bargaining agreement, and we have not experienced any work stoppages.  We believe we have good relations with our employees.

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

Executive Officers

The following sets forth information regarding our executive officers as of March 27, 2018.  The term of each officer is for one year or until a successor is elected.  Officers are normally elected annually.

Nancy Li, 60, has been our Executive Chair since June 2016.  Ms. Li was our Executive Vice Chairman from January 2015 until June 2016 and was our President and Chief Executive Officer from October 2008 through January 2015.  Ms. Li founded NeuLion USA, Inc. (“NeuLion USA”), our wholly-owned subsidiary, and was its Chief Executive Officer since its inception in December 2003 until June 2016.  From 2001 to 2003, Ms. Li established and ran iCan SP, a provider of end-to-end service management software for information technology operations and a wholly-owned subsidiary of CA, Inc.  From 1990 to 2001, Ms. Li was Executive Vice President and Chief Technology Officer for Computer Associates (CA, Inc.’s predecessor), and prior to that held a variety of development and engineering management positions with such company.  Ms. Li is married to Charles B. Wang, a member of our Board of Directors.

Roy E. Reichbach, 55, has been our President and Chief Executive Officer since June 2016.  Mr. Reichbach has been President of NeuLion USA since June 2016.  He was our General Counsel and Corporate Secretary from October 2008 until June 2016 and was the General Counsel and Corporate Secretary of NeuLion USA from 2003 until June 2016.  From 2000 until October 2008, Mr. Reichbach was the General Counsel of the New York Islanders Hockey Club and was responsible for the legal affairs of the club and its affiliated real estate companies.  Mr. Reichbach was also an Alternate Governor of the New York Islanders Hockey Club on the NHL Board of Governors from 2000 until 2016.  From 1994 until 2000, Mr. Reichbach was Vice President - Legal at Computer Associates.

Tim Alavathil, 43, has been our Chief Financial Officer since February 2017.  Mr. Alavathil has been Treasurer of NeuLion USA since February 2017.  Mr. Alavathil was our Chief Accounting Officer from June 2016 to February 2017, our Senior Vice President, Finance from November 2014 to June 2016 and our Director, Financial Reporting and Accounting from March 2006 to October 2014.  Mr. Alavathil is a licensed Chartered Public Accountant in Canada.

Alexander G. Arato, 54, has been our General Counsel since September 2016.  He was Assistant General Counsel - IP for Las Vegas Sands Corp. from May 2015 to August 2016.  From February 2000 until April 2015, he served in several legal roles, culminating in Vice President, Associate General Counsel, at CA, Inc.

Horngwei (Michael) Her, 54, has been our Chief Technology Officer since March 2017.  He was our Co-Chief Technology Officer from January 2015 to March 2017.  He was the Executive Vice President, Research and Development of NeuLion from October 2008 through January 2015 and has been the Executive Vice President of Research and Development of NeuLion USA since January 2004.  From 2000 to 2003, Mr. Her ran the development team for iCan SP.  Prior to that, he served as Senior Vice President for Research & Development at Computer Associates.  He is also the co-inventor of several computer systems patents.

Ronald Nunn, 65, has been our Executive Vice President, Business Operations since October 2008 and has been the Executive Vice President of Business Operations of NeuLion USA since January 2004.  From 2000 to 2003, Mr. Nunn was in charge of business operations at iCan SP.  Between 1987 and 2000, he held a number of senior management positions at Computer Associates.  From 1982 to 1987, Mr. Nunn directed certain research and development and operating projects with UCCEL (formerly University Computing Company).

J. Christopher Wagner, 58, has been our Executive Vice President, Marketplace Strategy since November 2010 and has been the Executive Vice President of Marketplace Strategy of NeuLion USA since February 2004.  Mr. Wagner was our Executive Vice President of Sales from October 2008 until November 2010.  From 2000 to 2003, he worked as the Chief Executive Officer and member of the Board of Directors of several private equity and venture capital firms, including Metiom Inc., MetaMatrix Inc., Exchange Applications Inc. and Digital Harbor Inc.  From 1984 to 2000, Mr. Wagner held several positions at Computer Associates, culminating in his becoming Executive Vice President and General Manager of Services, responsible for building that company’s Government Partner Program and Global Consulting Business.

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

Risks Related to Our Business and Industry

If we are unable to retain our existing customers and attract new ones, our business would be adversely affected.

Our growth strategy depends on retaining and increasing the number of customers utilizing the NeuLion Digital Platform.  Our customers have no obligation to renew their service agreements upon expiration, and we have experienced losses of customers that elected not to renew. In addition, contracts may not be renewed on equivalent or on more profitable terms. If our customer retention rate decreases, we may need to increase the rate at which we add new customers in order to maintain and grow our revenue, which may require us to incur significantly higher sales and marketing expenses than we currently anticipate.

The digital content publishing and delivery solutions business is rapidly evolving and highly competitive.  Our NeuLion Digital Platform faces competition from companies that build, license and deploy digital video content management services, point solution providers, in-house technology teams and media technology companies. Our competitors may have access to other technology and financial resources or relationships not available to us, which may enable these competitors to offer products of greater interest to consumers, acquire content rights or provide their solutions at more competitive costs.  We also face competition from companies providing products similar to our CE SDK and MainConcept technologies.

If our customers do not renew their contracts for our services, or renew on less favorable terms, and we are unable to expand our customer base sufficiently to offset such losses, or if we compete unsuccessfully, our revenue will grow more slowly than expected or decline, and our profitability and gross margins will be adversely impacted.

We may not realize the anticipated benefits of Ultra HD/4K video or HEVC technology.

CE SDK and MainConcept technologies afford us the opportunity to capitalize on the rapidly accelerating adoption of Ultra HD/4K video and the fast-growing online video market.  Our ability to realize these opportunities has been adversely affected by a lower adoption rate than we previously anticipated for Ultra HD/4K TV sets and may continue to be so affected moving forward, limiting our ability to deliver 4K content to consumers, and our customers not producing 4K content, all of which could impact our revenues.

High Efficiency Video Coding, or HEVC, also known as H.265, was introduced in 2013.  It is a royalty-based video compression standard that offers substantially improved video quality and bit-rate efficiency when compared to previous video compression standards, such as Advanced Video Coding, or AVC, also known as H.264.  We license our NeuLion HEVC technologies to our customers in exchange for royalty fees.  Key market barriers for HEVC adoption include patent licensing fragmentation as well as limited Internet browser and device support.  Similar to AVC, HEVC technology is a royalty-based technology that is protected by essential video encoding and decoding patents.  MPEGLA, HEVC Advance, Velos Media and other patent owners presently license these essential patents to industry participants.  Fragmentation amongst essential patent holders, resulting in multiple license models for potential HEVC licensees to consider, and over-burdensome cumulative royalty rates, have delayed and may continue to delay market adoption of HEVC and limit our ability to deliver 4K-related content services and technologies to the market.  In 2017, Apple announced HEVC support for its High Sierra (macOS) and iOS 11 (mobile) frameworks, but HEVC is not natively supported by all Internet browsers or mobile operating systems.  If support of HEVC is delayed by Internet companies and mobile device manufacturers, or if they support royalty-free alternatives instead, our customers’ ability to sell premium 4K content to mainstream subscribers will be limited, as will market demand for NeuLion HEVC technologies.  These and other market barriers may continue to impede mass market adoption of HEVC in 2018, and adversely affect the growth we expect in the demand for Ultra HD/4K content, services and technologies provided by NeuLion.

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

If our direct sales force is not staffed with qualified and productive persons, we may not be able to grow our business effectively.

Identifying and recruiting qualified personnel, and training them in the use of our software, requires significant time, expense and attention.  The amount of time it takes for our sales representatives to be fully trained and to become productive varies widely.  If we are unable to hire, develop and retain talented sales personnel, we may not be able to grow our customer base and revenues, and our sales and marketing expenses may increase.

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

Historically, we derived a significant portion of our revenue from a limited number of customers. Although we do not anticipate that fees from a limited number of customers will continue to account for a significant percentage of our total revenue in the future, our customer concentration may cause our financial performance to fluctuate significantly from period to period based on demand for our customers’ product offerings and the corresponding usage. In addition, the loss or a material decline in the fees earned from any significant customer could have a material adverse effect on us and may also impact our remaining and potential customers’ perception of the value of the services we offer.

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

We are continuing to grow and diversify our business both domestically and internationally.  As a result, we will need to expand and adapt our operational infrastructure.  To manage growth effectively, we must, among other things, continue to develop our global sales force, distribution infrastructure capability, customer service operations and information systems, as well as maintain our relationships with our customers, effectively enter new markets or geographies, and manage the demands of day-to-day operations in new areas while attempting to execute our business strategy and realize the projected growth and revenue targets developed by our management.  We must also continue to expand, train and manage our employee base, and our management must assume even greater levels of responsibility.  An inability to manage growth effectively could negatively impact our financial condition, profitability and cash flows.

Our infrastructure could suffer failures or damage due to events that are beyond our control, which could harm our brand and operating results.

Our success as a business depends, in part, on our ability to provide consistently high quality digital video content streams to our customers’ viewers through the NeuLion Digital Platform.  Our infrastructure is susceptible to natural and man-made disasters such as hurricanes, earthquakes, floods, fires, power loss, sabotage, war and civil strife, as well as to interruptions from technology malfunctions, computer viruses and hacker attacks.  Our existing security measures may not adequately protect our infrastructure and the cost of any required upgrade or replacement of our security systems may adversely impact our financial results. Other potential service interruptions may result from unanticipated demands on network infrastructure, increased traffic or problems in customer service.  Significant disruptions in our infrastructure would likely affect the quality and continuity of our service, could harm our goodwill and the NeuLion brand and ultimately could significantly and negatively impact the amount of revenue we earn from our service.  We may not carry sufficient business interruption insurance to compensate for losses that could occur as a result of an interruption in our services.

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

Increased regulation of data collection, use, disclosure and transfer practices, including new laws in the United States, the European Union (“E.U.”) and other countries or geographic areas from which we process data on our customers’ behalf), self-regulation, or findings under existing laws, which limit our ability to collect, use, process, disclose or transfer data, could increase our costs of compliance with such regulations, restrict our ability to provide our services and expand our operations, and have an adverse effect on our business.  Our activities outside the U.S. impose additional compliance requirements and generate additional risks of enforcement for noncompliance, including the new risk of substantial financial penalties for data breach or improper processing of personal data under the General Data Protection Regulation (“GDPR”) that will take effect in May 2018.  We have incurred, and will continue to incur, expenses to comply with privacy and security standards and protocols for personal information imposed by law, regulation, self-regulatory bodies, industry standards and contractual obligations. Such laws, standards and regulations are evolving and subject to potentially differing interpretations, and federal and state legislative and regulatory bodies may expand current or enact new laws or regulations regarding privacy matters.  We are unable to predict what additional legislation, standards, or regulation in the area of privacy of personal information could be enacted or its effect on our operations and business.  These risks may increase as we continue to expand our operations internationally.

Our reputation and relationships with customers would be harmed if their subscribers’ data, particularly billing data, were to be accessed by unauthorized persons.

We maintain personal data regarding our customers’ subscribers, including names and, in many cases, mailing addresses, and we take measures to protect against unauthorized access to their subscriber data.  If, despite these measures, we experience any unauthorized access of subscriber data, customers may elect to not continue to work with us, we could face legal claims, and our business could be adversely affected.  Similarly, recent well-publicized cases of unauthorized access to consumer data could lead to general public loss of confidence in the use of the Internet for commercial transactions, which could adversely affect our business. The cost of remediating and responding to an incident of unauthorized access to subscriber data, particularly credit card or other billing data, could be substantial and may not be covered by insurance. Additionally, in Europe, the regulatory impact of a data breach and the fines that can be imposed by regulators under the GDPR may be significant, and requirements to notify the regulators and data subjects of the breach may result in negative publicity.

The costs of network access may rise, which could negatively impact our profitability.

We rely on Internet service providers (“ISPs”) for our principal connections and network access to stream digital video content to our customers’ viewers.  As demand for digital content continues to increase, and the December 2017 repeal of net neutrality regulations in the United States is effected, we cannot assure you that ISPs will continue to price their network access services on reasonable terms.  As the delivery of digital content and large content files increases, providers of network access may change their business model and increase their prices significantly or impose new charges on data providers.  In order for our solutions to be successful, there must be a reasonable price model in place to allow for the continuous delivery of digital video content.  To the extent that ISPs implement usage-based pricing, institute bandwidth caps, or otherwise try to monetize access to their networks by data providers, we could incur greater operating expenses.  If a content distribution network ceases to be available to us, we would be forced to build our own at substantial cost, which could materially and adversely impact our business model.

Our business depends on continued and unimpeded access to the Internet at non-discriminatory prices.  Internet access providers and ISPs may be able to block, limit, degrade or charge for access to certain of our solutions, or otherwise engage in discriminatory practices, which could lead to additional expenses and the loss of users.

Our solutions depend on the ability of our customers’ viewers to access the Internet, and certain of our customers’ products require significant bandwidth to work effectively.  Currently, this access is provided by companies that have significant and increasing market power in the broadband and Internet access marketplace, including incumbent telephone companies, cable companies and mobile communications companies.  Some of these providers may take measures that could degrade, disrupt or increase the cost of user access by restricting or prohibiting the use of their infrastructure to support or facilitate offerings, or by charging increased fees to provide offerings, while others, including some of the largest providers of broadband Internet access services, may refrain from engaging in such behavior.  If broadband service providers impose additional restrictions or charges on bandwidth and service delivery, this may adversely impact our download speeds or ability to deliver content over those facilities, or impose significant fees upon us, could impact the cost of our services to end users, or the costs of utilizing content delivery networks.  Actions by broadband Internet access providers may also result in limitations on access to our services, a loss of existing users, or increased costs to us, our users or our customers, thereby impairing our ability to attract new users, limiting our opportunities and models for revenue and growth, impacting our profitability or otherwise negatively affecting our business.

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

The regulations to which we and our customers are subject within the United States and abroad continue to evolve as the use and regulation of the Internet matures.  The primary regulatory risks we face in our operations involve changes to existing regulations related to:

•
Network neutrality – The elimination or weakening of network neutrality laws in the jurisdictions in which we deliver content may make our services less attractive to our customers, raise our costs or otherwise impede our business plans and could adversely impact our results of operations.  In December 2017, the Federal Communications Commission repealed regulations protecting net neutrality in the United States.  However, it is too early to understand the full legal effect of such repeal, the implications in the market place or the impact on our business.

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

•
Content and advertising distributed over the Internet – With a very limited exception, we are not subject to requirements regarding the content, format or advertising contained in our clients’ video programming that we distribute.  However, if regulatory requirements similar to those imposed upon on-air broadcasters (such as obligations to provide captioning, insert video descriptions, or regulate the volume of commercials) were to be imposed on us or our clients, we might have to change our services or acquire equipment and personnel to meet these requirements, and we might incur expenses in order to provide such services.

•
Privacy/data protection – We are subject to evolving regulations related to our customers’ and their viewers’ data.  For example, new E.U. laws set to come into force in May 2018 under the GDPR and e-Privacy Regulation will extend data protection obligations to online platforms such as ours and data processors such as us.  Compliance with these regulations may be complex, and could expose us to risks and expenses that may adversely impact our results of operations.

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

Changes in tax laws could have an adverse effect upon our financial results.

We are subject to income tax requirements in various jurisdictions in the United States and internationally.  Legislation or other changes in the tax laws of the jurisdictions where we do business could increase our liability and adversely affect our after-tax profitability.  In the United States, the Tax Cuts and Jobs Act, which was enacted on December 22, 2017, could have a significant impact on our effective tax rate, net deferred tax assets and cash tax expenses.  Among other things, the Tax Cuts and Jobs Act reduces the U.S. corporate statutory tax rate, eliminates or limits deduction of several expenses which were previously deductible, requires a minimum tax on earnings generated by foreign subsidiaries, imposes a mandatory deemed repatriation tax on undistributed historic earnings of foreign subsidiaries and permits a tax-free repatriation of foreign earnings through a dividends-received deduction.  We are currently evaluating the overall impact of the Tax Cuts and Jobs Act on our effective tax rate and balance sheet, but expect that the impact may be significant for our fiscal year 2018 and future periods.

Other jurisdictions are contemplating changes to their tax laws or have unpredictable enforcement activity.  Increases in applicable tax rates, implementation of new taxes, changes in applicable tax laws and interpretations of these tax laws, and actions by tax authorities in jurisdictions in which we operate could reduce our after tax income and have an adverse effect on our results of operations.

We are subject to foreign business, political and economic disruption risks.

We contract with various entities around the world, including in respect of the acquisition of rights to distribute digital video content, and have offices in a number of foreign countries.  As a result, we are exposed to foreign business, political and economic risks, including:

•	political and economic instability;
•	“Brexit,” the ongoing negotiated withdrawal of the United Kingdom from the E.U.;
•	less developed infrastructures in newly industrializing countries;
•	susceptibility to interruption of feeds in foreign areas due to war, terrorist attacks, medical epidemics, changes in political regimes and general interest rate and currency instability;
•	exposure to possible litigation or claims in foreign jurisdictions; and
•	competition from foreign-based technology service providers, and the existence of protectionist laws and business practices that favor such entities.

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

Nancy Li and Charles B. Wang, who are spouses and our Executive Chair and a member of our Board of Directors, respectively, have voting and dispositive power over in the aggregate approximately 28% of our issued and outstanding capital stock.  In addition, David Kronfeld and James R. Hale, two of our directors, have voting and dispositive power over approximately 14% and 23%, respectively, of our issued and outstanding capital stock.  By virtue of their holdings and membership on our Board of Directors, these individuals can substantially influence the election of directors, our management and our affairs and may make it difficult for us to consummate corporate transactions such as mergers, consolidations or the sale of all or substantially all of our assets that may be favorable from our standpoint or that of our other stockholders.  In addition, this significant concentration of ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders.  This concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a change in control, including a merger, consolidation, or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change in control would benefit our other stockholders.

A member of our Board of Directors has ownership interests in entities with which we do business that may result in conflicts of interest that may not be resolved in a manner most favorable to us or to our other stockholders.

Mr. Wang, a member of our Board of Directors, owns several entities with which we do business.  If such ownership interests result in conflicts of interest, they may not be resolved in a manner most favorable to us or to our other stockholders.

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
•
unusual events such as significant acquisitions, divestitures, mergers, litigation, general socio-economic, regulatory, political or market conditions and other factors, including factors unrelated to our operating performance.

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

We have never paid cash dividends on our common stock and have retained earnings to fund the development and growth of our business.  Accordingly, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

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

Our principal executive offices are currently located in a 19,200 square foot leased space in a facility in Plainview, New York; the lease expires in December 2019.  We lease the following additional materially important properties:

Description	Location	Expiration of Lease	Use of Property
Lease	Sanford, Florida	November 2020	Business office
Lease	Burnaby, British Columbia, Canada	March 2019	Business office
Lease	London, England	October 2027	Business office
Lease	Beijing, China	July 2018	Business office
Lease	Shanghai, China	June 2019	Business office
Lease	San Diego, California	March 2021	Business office
Lease	Tomsk, Russia	October 2018	Business office
Lease	Aachen, Germany	March 2019	Business office
Lease	Osaka, Japan	July 2018	Business office
Lease	Dubai, UAE	August 2018	Business office
Lease	Toronto, Ontario, Canada	January 2019	Colocation/equipment
Lease	Slough, England	January 2019	Colocation/equipment
Lease	Palo Alto, California	January 2019	Colocation/equipment
Lease	Savage, Maryland	October 2018	Colocation/equipment
Lease	Bellevue, Nebraska	June 2018	Colocation/equipment
Lease	North Bergen, New Jersey	January 2019	Colocation/equipment
Lease	Hauppauge, New York	October 2018	Colocation/equipment
Lease	New York, New York	January 2019	Colocation/equipment
Lease	Dallas, Texas	January 2019	Colocation/equipment

ITEM 3.	Legal Proceedings

On the night of August 26, 2017, we experienced a problem during our streaming of the Mayweather vs. McGregor pay per view boxing event (the “Event”) that affected a significant number of UFC.TV users. We do not believe the issue was systemic or fundamental to the NeuLion Digital Platform or our underlying technology. Following the event, our customer the Ultimate Fighting Championship (“UFC”) put in place a refund program and refunded UFC’s dissatisfied Mayweather vs. McGregor pay per view customers.  The refunds were entirely funded by UFC (we collected such funds solely in our capacity as the UFC’s payment processor) in accordance with instructions received from the UFC.  Our revenue for the year ended December 31, 2017 was impacted by these refunds to the extent that we would have shared, on a minority basis, in the revenue that was refunded and which would have been recorded on a net basis and by the immaterial amount of our deductible in connection with our insurance claim in connection with the Event.

On November 27, 2017, the UFC and the Company settled any claims the UFC might have against us in connection with the Event and the UFC agreed to indemnify and hold us harmless against any and all claims by the UFC or any third party.  On February 22, 2018, the United States District Court for the District of Nevada granted preliminary approval to settlement of all class action suits filed in connection with the Event.

There are no other material legal proceedings currently pending or threatened against us or, to our knowledge, any of our officers or directors in their capacity as such.

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

Fiscal Year 2017	High		Low
First Quarter	CDN$	1.35	CDN$	0.78
Second Quarter	CDN$	0.87	CDN$	0.57
Third Quarter	CDN$	0.70	CDN$	0.56
Fourth Quarter	CDN$	0.61	CDN$	0.37

Fiscal Year 2016	High		Low
First Quarter	CDN$	1.16	CDN$	0.60
Second Quarter	CDN$	1.45	CDN$	0.82
Third Quarter	CDN$	1.27	CDN$	0.90
Fourth Quarter	CDN$	1.20	CDN$	0.82

Stockholders

As of March 27, 2018, there were 257 holders of record of our common stock.

Dividends

We have never paid cash dividends on our common stock.  The payment of dividends in the future will depend on our earnings and financial condition and on such other factors as the Board of Directors may consider appropriate.

Equity Compensation Plan Information

Information about the securities authorized for issuance under our equity compensation plans is incorporated by reference from the Proxy Statement for our 2018 Annual Meeting of Stockholders.  Definitive proxy materials are expected to be filed with the SEC pursuant to Regulation 14A no later than April 30, 2018.

Performance Graph

The following graph compares the five-year cumulative total return to shareholders on our common stock relative to the cumulative total returns of the S&P/TSX Composite Index, the S&P/TSX Capped Information Technology Index and the S&P/TSX SmallCap Index.  An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each index on December 31, 2012 and its relative performance is tracked through December 31, 2017.  The returns shown are based on historical results and are not intended to suggest future performance.

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

	NeuLion, Inc.
	Year ended December 31,
	2017	2016 (1)	2015 (2)	2014	2013
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue	$95,570	$99,788	$94,043	$55,520	$47,107

Costs and expenses
Cost of revenue, exclusive of depreciation and amortization	19,978	18,312	17,775	13,897	13,279
Selling, general and administrative, including stock-based compensation	59,012	52,922	45,672	27,074	24,290
Research and development	19,700	19,903	24,912	8,381	7,423
Depreciation and amortization	9,892	8,899	7,544	2,621	3,755
Loss on land and building held for sale	425	-	-	-	-
	109,007	100,036	95,903	51,973	48,747
Operating income	(13,437)	(248)	(1,860)	3,547	(1,640)
Other income (expense)	163	(94)	(71)	290	(362)
Net and comprehensive (loss) income before income taxes	(13,274)	(342)	(1,931)	3,837	(2,001)
Income tax (expense) benefit	(18,041)	(1,411)	27,847	(271)	(277)
Net and comprehensive (loss) income	$(31,315)	$(1,753)	$25,916	$3,567	$(2,278)

Net (loss) income per common share:
Basic	$(0.11)	$(0.01)	$0.11	$0.02	$(0.01)
Diluted	$(0.11)	$(0.01)	$0.11	$0.02	$(0.01)
Weighted average common shares outstanding:
Basic	278,248,337	281,690,556	233,489,798	174,645,803	166,663,448
Diluted	278,248,337	281,690,556	245,346,681	214,711,362	166,663,448

Other Financial Data:
Adjusted EBITDA(3)	1,637	14,390	24,716	8,413	3,532
Capital expenditures (excluding acquisitions)	4,179	10,195	1,428	1,850	1,301
Cash flow (used in) provided by:
Operating activities	(2,379)	12,546	18,359	7,239	9,481
Investing activities	(4,179)	(19,195)	8,290	(1,850)	(1,301)
Financing activities	(2,860)	(4,859)	866	865	356

Consolidated Balance Sheet Data
Cash and cash equivalents	$32,487	$41,905	$53,413	$25,898	$19,644
Current assets	80,024	61,163	70,415	36,287	27,159
Current liabilities	39,821	38,468	31,824	29,212	27,214
Working capital	40,203	22,695	38,591	7,075	(55)
Total assets	119,785	148,374	144,150	51,938	43,576
Total liabilities	43,691	42,975	36,092	31,884	29,392
Redeemable preferred stock	-	-	-	14,955	14,925
Stockholders' equity (deficit)	$76,094	$105,399	$108,058	$5,099	$(740)

(1) On June 3, 2016, we completed the acquisition of Saffron Digital for $9.0 million.
(2) On January 30, 2015, we completed the acquisition of DivX Corporation (“DivX”) for consideration of 61,731,172 shares of common stock valued at approximately $59.0 million (after giving effect to the conversion of the convertible note issued at closing after receiving stockholder approval for such conversion).  On the date of acquisition, DivX had $9.7 million of cash and cash equivalents.
(3) We report Adjusted EBITDA because it is a key measure used by management to evaluate our results and make strategic decisions about the Company, including potential acquisitions.  Adjusted EBITDA represents net loss before income taxes, depreciation and amortization, stock-based compensation, loss on assets held for sale, acquisition related expenses, purchase accounting adjustments, investment income and other expense/income (which includes foreign exchange gain/loss and interest). This measure does not have any standardized meaning prescribed by U.S. GAAP and therefore is unlikely to be comparable to the calculation of a similar measure used by other companies, and should not be viewed as an alternative to measures of financial performance or changes in cash flows calculated in accordance with U.S. GAAP.

The following tables set forth reconciliations of GAAP revenue to Non-GAAP revenue and consolidated net income (loss) to Adjusted EBITDA for each period included herein:

Reconciliation of Net Loss (Income) to Adjusted EBITDA (in thousands):
Net Loss (Income)	$(31,315)	$(1,753)	$25,916	$3,567	$(2,278)
Revenue excluded due to purchase accounting	31	1,057	15,308	-	-
Depreciation and amortization	9,893	8,899	7,544	2,621	3,755
Stock-based compensation	4,249	4,573	2,702	1,438	1,417
Loss on land and building held for sale	425	-	-	-	-
Transaction related expenses	476	109	359	806	-
Listing-related expenses	-	-	663	-	-
Discount on convertible note	-	-	-	-	233
Interest on convertible note, including amortization of debt discount	-	-	123	-	-
Loss (gain) on revaluation of convertible note derivative	-	-	(507)	-	-
Income tax expense (benefit)	18,041	1,411	(27,847)	271	277
Other (income) expense	(163)	94	455	(290)	128
Adjusted EBITDA	$1,637	$14,390	$24,716	$8,413	$3,532

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read this discussion together with the consolidated financial statements and other consolidated financial information included in this Annual Report on Form 10-K.

This management’s discussion and analysis (“MD&A”) of the financial condition and results of operations of the Company should be read in conjunction with our audited consolidated financial statements and accompanying notes for the years ended December 31, 2017, 2016 and 2015, which have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”).  All dollar amounts are in U.S. dollars (“US$” or “$”) unless stated otherwise.  As at March 27, 2018, the Bank of Canada daily exchange rate for conversion of United States dollars to Canadian dollars (“CDN$”) was US$1 to CDN$1.2869.

Our MD&A is intended to enable readers to gain an understanding of our current results and financial position. To do so, we provide information and analysis comparing the results of operations and financial position for the current year to those of the preceding comparable year. We also provide analysis and commentary that we believe is required to assess our future prospects. Accordingly, certain sections of this report contain forward-looking statements that are based on current plans and expectations. These forward-looking statements are affected by risks and uncertainties that are discussed in Item 1A of this Annual Report on Form 10-K and in Part I in the section titled “Cautionary Note Regarding Forward-Looking Statements” which could have a material impact on future prospects. Readers are cautioned that actual results could vary from those forecasted in this MD&A.

Overview

We are a leading technology product and service provider that specializes in the digital video broadcasting, distribution and monetization of live and on-demand content, with the mission to deliver and enable the highest quality video content experiences anywhere and on any device.  Our flagship solution, the NeuLion Digital Platform, is a complete end-to-end, cloud-based, fully integrated video solution that simplifies the digital video workflow and provides all the tools necessary for NeuLion’s customers to monetize their digital video content.

The NeuLion Digital Platform offers content owners and rights holders a highly configurable and scalable suite of digital technologies, together with services for back-end content preparation, management, marketing, monetization, secure delivery, real time analytics, and end user application development, in an end-to-end solution that addresses the complexities associated with successfully streaming and marketing their content.  Our solutions also include our NeuLion consumer electronics (“CE”) software development kit (the “CE SDK”), which allows CE manufacturers to provide a secure, high quality video experience with premium screen resolution, up to Ultra HD/4K, across virtually all content formats, for a wide range of connected devices.  Additionally, NeuLion offers a library of high quality video and audio compression-decompression programs, or codecs, that we license under the MainConcept brand.  Our codecs are used by leading technology companies to encode and decode audio and video files.

We primarily generate revenue by offering the NeuLion Digital Platform on a subscription basis comprised of a combination of fixed and variable fees.  Our revenue is generated from fees determined by the number of events and linear channels we stream and the number of connected devices we enable, as well as the volume of digital video content we deliver and/or the end user revenue generated by our customers.  We also generate revenue from licensing our NeuLion technologies, including our CE SDK to CE manufacturers and our MainConcept technologies to video solution developers and others.

We believe that the proliferation of Internet-connected devices, the increasing amount of digital video content, the growth in video consumption over broadband, particularly sports and entertainment content, on mobile and other connected devices and the demand for continually improving and personalizing viewing experiences will be the principal drivers of our growth.  As enterprises continue to struggle with the complexities of managing growing libraries of live and on-demand digital content, creating compelling branded user experiences and delivering those experiences across a wide range of connected devices in high-quality resolutions, our comprehensive suite of products and focus on innovation may allow us to increase revenues from existing customers and expand our customer base in the Americas, Europe, Asia and beyond.

On March 26, 2018, NeuLion entered into an Agreement and Plan of Merger (the “Merger Agreement”) with WME Entertainment Parent, LLC, a Delaware limited liability company (“Parent”) and Lion Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”).  Pursuant to the Merger Agreement, subject to the satisfaction or waiver of specified conditions, Merger Sub will merge with and into NeuLion, with NeuLion surviving the Merger as a wholly owned subsidiary of Parent (the “Merger”).  Pursuant to the Merger Agreement, at the effective time of the Merger, each of NeuLion’s issued and outstanding shares of common stock will be canceled and converted into the right to receive $0.84 in cash, without interest, less any applicable withholding taxes.  Prior to entering into the Merger Agreement, stockholders representing approximately 70%, in the aggregate, of NeuLion’s outstanding shares of common stock executed and delivered to NeuLion a written consent, effective upon the execution and delivery of the Merger Agreement, irrevocably approving and adopting the Merger Agreement and the transactions contemplated thereby.  The Merger cannot be consummated until the passing of 20 calendar days from the date on which NeuLion mails to its stockholders an information statement on Schedule 14C under the Securities Exchange Act of 1934, as amended.  Each party’s obligation to consummate the Merger is subject to certain conditions set forth in the Merger Agreement.

Also on March 26, 2018, NeuLion entered into a purchase agreement (the “Purchase Agreement”) with Stillwater Holding Company LLC pursuant to which NeuLion agreed to sell certain assets relating to its business of providing web publishing, ticketing and donor management services to athletic conferences, colleges and universities (collectively, the “Assets”). The sale of the Assets will close immediately prior to the closing of the Merger, and is conditioned solely upon the substantially concurrent closing of the Merger.  The Purchase Agreement automatically terminates upon a termination of the Merger Agreement in accordance with its terms.

On February 12, 2018, NeuLion completed the sale of certain DivX assets, intellectual property and foreign subsidiaries to an affiliate of Fortress Investment Group for total cash consideration of $41.5 million.

On January 16, 2018, NeuLion completed the sale of its office building located in Melville, New York for total net cash consideration of approximately $6.8 million.

On November 30, 2010, we were domesticated under Delaware law, having originally incorporated as Jump TV Inc. on January 14, 2000 under the Canada Business Corporations Act.  In July 2009, we changed our corporate name to NeuLion, Inc.  We have traded on the Toronto Stock Exchange (“TSX”) since August 9, 2006.

Key Performance Metrics

We regularly review a number of metrics, including the following key metrics, to evaluate our business, measure our operating performance, identify trends affecting our business, formulate financial projections and make strategic decisions.

	3 months ended December 31,			12 months ended December 31,
	2017	2016	% change	2017	2016	% change
Revenue - NeuLion Digital Platform (amounts in millions)	$17.9	$17.5	2%	$64.5	$67.9	-5%

Revenue from our NeuLion Digital Platform is seasonal and related to the timing and size of events that our customers deliver through our solution.  This seasonality may change as we add new customers and events.

	3 months ended December 31,		12 months ended December 31,
	2017	2016	2017	2016
Cost of Revenue as a Percentage of Revenue	26%	20%	21%	18%

Cost of revenue consists principally of bandwidth costs paid in connection with our delivery of digital video content, and to a lesser extent, license fees paid to certain customers for whom we recognize revenue on a gross basis.  Our cost per unit of bandwidth decreases as we deliver more digital video content.  Our cost of revenue as a percentage of revenue is also affected by our revenue mix.

On February 12, 2018, we completed the sale of certain DivX Corporation assets, intellectual property and subsidiaries (collectively referred to as the “DivX assets”). Historically, the revenue generated from the DivX assets had a lower cost of revenue as a percentage of revenue when compared to our NeuLion Digital Platform; as such, our consolidated cost of revenue as a percentage of revenue may increase in future periods.

	3 months ended December 31,			12 months ended December 31,
	2017	2016	% change	2017	2016	% change
Adjusted EBITDA (amounts in millions)	$0.6	$1.7	-65%	$1.6	$14.4	-89%

Adjusted EBITDA as a percentage of revenue varies based on the timing of revenue and expenses.  See the Reconciliation of Net Loss to Adjusted EBITDA, below, for full details.

	Year ended December 31,
	2017	2016	2015
Petabytes Streamed	476	333	307

We monitor petabytes streamed (that is, the amount of digital video content we stream in petabytes) to measure the performance of both our variable revenue and our operating leverage in terms of cost of revenue from the NeuLion Digital Platform.  As we stream more petabytes, our variable revenues increase while our cost of revenue as a percentage of revenue decreases.

Reconciliation of Net Loss to Adjusted EBITDA (in thousands):

	3 months ended December 31,		Year ended December 31,
	2017	2016	2017	2016

Net Loss	$(22,030)	$(344)	$(31,315)	$(1,753)

Revenue excluded due to purchase accounting	-	42	31	1,057
Depreciation and amortization	2,410	2,400	9,892	8,899
Stock-based compensation	1,089	1,085	4,249	4,573
Loss on assets held for sale	30	-	425	-
Transaction related expenses	476	7	476	109
Income tax expense (benefit)	18,204	(1,622)	18,041	1,411
Other expense (income)	397	167	(163)	94

Adjusted EBITDA	$576	$1,735	$1,636	$14,390

We report Adjusted EBITDA because it is a key measure used by management to evaluate our results and make strategic decisions about the Company, including potential acquisitions. Adjusted EBITDA represents net loss before income taxes, depreciation and amortization, stock-based compensation, loss on assets held for sale, acquisition related expenses, purchase accounting adjustments, investment income and other expense/income (which includes foreign exchange gain/loss and interest). This measure does not have any standardized meaning prescribed by U.S. GAAP and therefore is unlikely to be comparable to the calculation of a similar measure used by other companies, and should not be viewed as an alternative to measures of financial performance or changes in cash flows calculated in accordance with U.S. GAAP.

COMPONENTS OF OPERATING RESULTS

We operate in one segment. Our chief operating decision-maker reviews our operating results on an aggregate basis and manages our operations as a single operating segment.

Revenue

We generate revenue by offering the NeuLion Digital Platform on a subscription basis. Our revenue from the NeuLion Digital Platform is generated from fees determined by the number of channels through which we deliver our customers’ content, the number of events we stream and the number of connected devices we enable, as well as from variable fees determined by the volume of digital video content we deliver and the end user revenue generated by our customers. In addition, we generate revenue from the NeuLion CE technologies through software license agreements with CE manufacturers, video solution developers and others.

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

We expect cost of revenue to increase in absolute dollars as revenue increases; however, we expect cost of revenue as a percentage of revenue to decrease in the foreseeable future with increases in revenue.

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

On February 12, 2018, the Company completed the sale of the DivX assets. The disposition of those assets will impact revenues, expenses and operating results.

RESULTS OF OPERATIONS

Comparison of Three Months Ended December 31, 2017 to Three Months Ended December 31, 2016

	3 months ended December 31,
	2017	2016

Revenue	$25,778	$25,528

Costs and expenses
Cost of revenue, exclusive of depreciation and
amortization shown separately below	6,645	5,204
Selling, general and administrative, including
stock-based compensation	14,210	14,671
Research and development	5,913	5,052
Depreciation and amortization	2,409	2,400
Loss on land and building held for sale	30	-
	29,207	27,327
Operating loss	(3,429)	(1,799)
Other expense	(397)	(167)
Net and comprehensive loss before income taxes	(3,826)	(1,966)
Income tax (expense) benefit	(18,204)	1,622
Net and comprehensive loss	$(22,030)	$(344)

Revenue

Revenue increased to $25.8 million for the three months ended December 31, 2017 from $25.5 million for the three months ended December 31, 2016.

Costs of Revenue

Cost of revenue increased to $6.6 million for the three months ended December 31, 2017 from $5.2 million for the three months ended December 31, 2016.  Cost of revenue as a percentage of revenue increased from 20% for the three months ended December 31, 2016 to 26% for the three months ended December 31, 2017. The increase in cost of revenue as a percentage of revenue is due to the higher bandwidth costs incurred to service our European customers, who represent a larger percentage of overall revenue for the three months ended December 31, 2017 as compared to the three months ended December 31, 2016.

Selling, general and administrative expenses, including stock-based compensation

Selling, general and administrative expenses, including stock-based compensation, decreased by $0.5 million, or 3%, from $14.7 million for the three months ended December 31, 2016 to $14.2 million for the three months ended December 31, 2017.  The individual variances are as follows:

• Wages and benefits increased from $8.9 million for the three months ended December 31, 2016 to $9.2 million for the three months ended December 31, 2017. The $0.3 million increase was primarily due to an increase in employees as a result of an increase in headcount in our sales team.

• Stock-based compensation was $1.1 million for both the three months ended December 31, 2017 and 2016.

• Transaction related expenses increased from $0.1 for the three months ended December 31, 2016 to $0.5 for the three months ended December 31, 2017.  The $0.4 million increase was primarily the result of costs associated with the sale of the DivX assets.

• Other SG&A expenses decreased from $4.6 million for the three months ended December 31, 2016 to $3.4 million for the three months ended December 31, 2017.  The decrease was primarily the result of lower than usual allocations of corporate overhead expenses to SG&A, because of staffing mix changes driven by certain redundancies identified by the Company.  Other SG&A expenses includes travel expenses, rent, office supplies, corporate IT services, credit card processing fees and other general operating expenses.

Research and development

Research and development costs increased from $5.1 million for the three months ended December 31, 2016 to $5.9 million for the three months ended December 31, 2017.  The $0.8 million increase was primarily the result of higher than usual allocations of corporate overhead expenses to R&D because of staffing mix changes driven by certain redundancies identified by the Company.

Depreciation and amortization

Depreciation and amortization was $2.4 million for the three months ended December 31, 2017 and 2016.

Income taxes

For the three months ended December 31, 2016, our tax benefit of $1.6 million mainly relates to foreign income and withholding taxes less federal and state deferred income tax expense. In the fourth quarter 2017, the Tax Cuts and Jobs Act was enacted, which among other things, reduced the corporate tax rate from 35% to 21%. For the three months ended December 31, 2017, the tax expense of $18.2 million is largely attributed to implementing this rate reduction to the net deferred tax assets held by the Company, as well as converting certain foreign tax credits to net operating loss deductions.

Comparison of Year Ended December 31, 2017 to Year Ended December 31, 2016

	Year ended December 31,
	2017	2016

Revenue	$95,570	$99,788

Costs and expenses
Cost of revenue, exclusive of depreciation and
amortization shown separately below	19,978	18,312
Selling, general and administrative, including
stock-based compensation	59,012	52,922
Research and development	19,700	19,903
Depreciation and amortization	9,892	8,899
Loss on land and building held for sale	425	-
	109,007	100,036
Operating loss	(13,437)	(248)
Other income (expense)	163	(94)
Net and comprehensive loss before income taxes	(13,274)	(342)
Income tax expense	(18,041)	(1,411)
Net and comprehensive loss	$(31,315)	$(1,753)

Revenue

Revenue decreased to $95.6 million for the year ended December 31, 2017 from $99.8 million for the year ended December 31, 2016.  The $4.2 million decline was primarily the result of a $3.3 million decrease in NeuLion Digital Platform revenues and a $0.7 million decrease in CE revenue. The decrease in our NeuLion Digital Platform revenue was the result of a $7.2 million decrease in National Hockey League-related revenues that was partially offset by organic growth.

Costs of Revenue

Cost of revenue increased to $20 million for the year ended December 31, 2017 from $18.3 million for the year ended December 31, 2016.  Cost of revenue as a percentage of revenue increased from 18% for the year ended December 31, 2016 to 21% for the year ended December 31, 2017. The increase in cost of revenue as a percentage of revenue is due to the higher bandwidth costs incurred to service our European customers, who represent a larger percentage of overall revenue for the year ended December 31, 2017 as compared to the year ended December 31, 2016.

Selling, general and administrative expenses, including stock-based compensation

Selling, general and administrative expenses, including stock-based compensation, increased by $6.1 million, or 12%, from $52.9 million for the year ended December 31, 2016 to $59.0 million for the year ended December 31, 2017.  The individual variances are as follows:

• Wages and benefits increased from $33.5 million for the year ended December 31, 2016 to $35.3 million for the year ended December 31, 2017. The $1.8 million increase was primarily a result of the acquisition of Saffron Digital in June 2016, and an increase in headcount in our sales team.

• Stock-based compensation decreased from $4.6 million for the year ended December 31, 2016 to $4.2 million for the year ended December 31, 2017.  The $0.4 million decrease was primarily the result of certain grants of stock-based compensation being fully vested and recognized prior to December 31, 2017.

• Professional fees increased from $4.2 million for the year ended December 31, 2016 to $4.8 million for the year ended December 31, 2017.  The $0.6 million increase was primarily the result of increased legal fees, higher recruitment fees associated with the increased salesforce and increased consulting expenses associated with certain professional compliance requirements.

• Transaction related expenses increased from $0.1 for the year ended December 31, 2016 to $0.5 for the year ended December 31, 2017.  The $0.4 million increase was primarily the result of costs associated with the sale of the DivX assets.

• Office facilities expenses increased from $2.5 million for the year ended December 31, 2016 to $3.7 million for the year ended December 31, 2017. The $1.2 million increase was primarily the result of facility costs associated with the acquisition of Saffron Digital and the opening of our new European headquarters in London.

• Other SG&A expenses increased from $8.0 million for the year ended December 31, 2016 to $10.5 million for the year ended December 31, 2017. Other SG&A expenses include travel expenses, office supplies, corporate IT services, marketing, credit card processing fees and other general operating expenses.  The increase in Other SG&A expenses primarily relates to the acquisition of Saffron Digital, the expansion of our sales team and the opening of our new European headquarters in London.

Research and development

Research and development costs decreased from $19.9 million for the year ended December 31, 2016 to $19.7 million for the year ended December 31, 2017.

Depreciation and amortization

Depreciation and amortization increased from $8.9 million for the year ended December 31, 2016 to $9.9 million for the year ended December 31, 2017.  The $1.0 million increase was due to the amortization of intangibles as a result of the acquisition of Saffron Digital.

Income taxes

For the year ended December 31, 2016, our tax expense of $1.4 million mainly relates to foreign income and withholding taxes less federal and state deferred income tax expense. For the year ended December 31, 2017, the Tax Cuts and Jobs Act was enacted, which among other things, reduced the corporate tax rate from 35% to 21%. The tax expense of $18.2 million is largely attributed to implementing this rate reduction to the net deferred tax assets held by the Company, as well as converting certain foreign tax credits to net operating loss deductions.

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

Research and development

Research and development costs decreased from $24.9 million for the year ended December 31, 2015 to $19.9 million for the year ended December 31, 2016. The $5.0 million decrease was primarily the result of a reduction in headcount in response to redundancies identified through the acquisition of DivX.

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

In June 2016, we completed the acquisition of Saffron Digital, which has impacted our current and will impact our future results of operations.

In February 2018, we completed the sale of the DivX assets, which will impact our future results of operations.

Our platform revenue is seasonal, based significantly on the timing and size of events that our customers deliver through our solution.  The fourth quarter has historically been our highest revenue quarter, but this seasonality may change as we add new customers and events.

SG&A expenses are the highest in the fourth quarter, primarily as a result of additional employees needed to support the additional business activity during that quarter. We expect SG&A expenses to increase in absolute dollars as we add personnel, and increase our spending on sales and marketing and growing our business; however, we expect SG&A expenses to decline as a percent of revenue over time.

Research and development expenses have been fairly stable for most quarters presented. We expect research and development expenses to increase in absolute dollars as we continue to add personnel to enhance and grow our solutions; however, we expect research and development expenses to decline as a percent of revenue over time.

LIQUIDITY AND CAPITAL RESOURCES

Our cash position was $32.5 million at December 31, 2017.  During the year ended December 31, 2017, we used $2.4 million to fund operating activities, which included cash of $0.8 million from changes in operating assets and liabilities. Cash used in financing activities included $2.9 million for the repurchases of common stock.  Cash used in investing activities included $4.2 million to purchase fixed assets, which was primarily related to the buildout of our European headquarters in London.

As of December 31, 2017, our principal sources of liquidity included cash and cash equivalents of $32.5 million and trade accounts receivable of $16.6 million, offset by $17.5 million in accounts payable and $9.8 million in accrued liabilities.  We continue to closely monitor our cash balances to ensure that we have sufficient cash on hand to meet our operating needs. Management believes that we have sufficient liquidity to meet our working capital and capital expenditure requirements for at least the next 12 months.

The Company maintains cash and cash equivalents with various major financial institutions which at times are in excess of the amount insured by the FDIC. As of December 31, 2017, approximately 69% and 31% of the Company’s cash and cash equivalents were held in accounts with US and foreign banks, respectively.

Working Capital Requirements

Our net working capital at December 31, 2017 was $40.2 million, an increase of $17.4 million from the December 31, 2016 net working capital of $22.8 million. Our working capital ratios at December 31, 2017 and December 31, 2016 were 2.0 and 1.6, respectively. Included in current liabilities at December 31, 2017 and December 31, 2016 are approximately $12.5 million and $14.0 million, respectively, of liabilities (deferred revenue) that we do not anticipate settling in cash.

The change in working capital was due to the increase in current assets of $18.9 million, which is primarily due to $16.7 million of assets previously considered to be long-term that are now included in assets held for sale. The increase in current assets is partially offset by an increase in current liabilities of $1.4 million.

Current assets at December 31, 2017 were $80.0 million, an increase of $18.9 million from the December 31, 2016 balance of $61.2 million.  The change was primarily due to increases of $27.6 million in assets held for sale and $2.6 million in accounts receivable, offset by decreases of $9.4 million in cash and cash equivalents and decreases of $1.5 million in prepaid expenses and deposits.

Current liabilities at December 31, 2017 were $39.8 million, an increase of $1.4 million from the December 31, 2016 balance of $38.4 million. The increase was due to increases of $5.7 million in accounts payable, offset by decreases of $2.8 million in accrued liabilities and $1.5 million in deferred revenue.

Off Balance Sheet Arrangements

The Company did not have any off balance sheet arrangements as of December 31, 2017.

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

Contractual Obligations and Commitments

We have multiple leases for facilities and equipment expiring through 2021.  As of December 31, 2017, we had no outstanding capital leases.  Future minimum annual payments over the next five years (exclusive of taxes, insurance and maintenance costs) under these commitments as of December 31, 2017 are as follows:

	Operating Leases			Minimum
	Gross	Recovery	Net	Guarantees	Total
2018	$3,074	$(834)	$2,240	$6,896	$9,136
2019	3,372	(834)	2,538	1,298	3,836
2020	2,095	-	2,095	322	2,417
2021	1,504	-	1,504	-	1,504
2022	-	-	-	-	-
	$10,045	$(1,668)	$8,377	$8,516	$16,893

We periodically enter into contracts with customers in which we guarantee our customer a minimum amount of revenue share for services we provide under the contract.  The minimum guarantees shown above primarily relate to (i) these minimum fixed revenue guarantees that we have committed to our customers over the next three years and (ii) minimum fixed bandwidth fee commitments with certain vendors over the next 12 to 18 months.  As at December 31, 2017, we believe that the future commitments are probable.

On February 12, 2017, we entered into a sublease agreement for one of our San Diego offices, effective January 1, 2018, which is expected to generate a total recovery of $1.6 million over the two years beginning on January 1, 2018.

Rent expense for the years ended December 31, 2017 and 2016 was $3.5 million and $2.5 million, respectively, which includes rent paid to Renaissance, a related party, in the amount of $0.7 million and $0.6 million for the years ended December 31, 2017 and 2016, respectively.

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

(e)
Licensing revenue is primarily derived from royalties paid to us by licensees of our intellectual property rights. Revenue in such transactions is recognized during the period in which such customers report to us the number of royalty-eligible units that they have shipped. Revenue from guaranteed minimum-royalty licenses is recognizable upon delivery of the technology license when we have no further obligations. In certain guaranteed minimum-royalty licenses, we enter into extended payment programs with customers. Revenue related to such extended payment programs is recognized at the earlier of when cash is received or when periodic payments become due to us. If we receive non-refundable advance payments from licensees that are allocable to a future contract period or could be creditable against other obligations of the licensee to it, the recognition of the related revenue is deferred until such future period or creditable obligation lapses. Royalties and other license fees are recorded net of reserves for estimated losses, and are recognized when all revenue recognition criteria have been met. We make judgments as to whether collectability can be reasonably assured based on the licensee’s recent payment history unless significant and persuasive evidence exists that the customer is creditworthy. In the absence of a favorable collection history or significant and persuasive evidence that the customer is creditworthy, we recognize revenue upon receipt of cash, provided that all other revenue recognition criteria have been met.

We actively police and enforce our intellectual property, and pursue third parties who have under-reported the amount of royalties owed under a license agreement or who utilize our intellectual property without a license. As a result of these activities, from time to time, the Company may recognize royalty revenues that relate to infringements or under-reporting that occurred in prior periods. These royalty recoveries may cause revenues to be higher than expected during a particular reporting period and may not occur in subsequent periods. Differences between amounts initially recognized and amounts subsequently audited or reported as an adjustment to those amounts due from licensees will be recognized in the period such adjustment is determined or contracted, as appropriate.

Licensing revenue is recognized gross of withholding taxes that are remitted by the Company's licensees directly to their local tax authorities. For the years ended December 31, 2017, 2016 and 2015, withholding taxes were $2.4 million, $2.5 million and $3.8 million, respectively.

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

Goodwill

Goodwill is not amortized but is subject to an annual impairment test at the reporting unit level and between annual tests if changes in circumstances indicate a potential impairment. We perform this annual goodwill impairment test as of October 1 of each calendar year. Goodwill impairment is assessed based on a comparison of the fair value of each reporting unit to the underlying carrying value of the reporting unit's net assets, including goodwill. If the carrying value of the reporting unit exceeds its fair value, we perform the second step of the goodwill impairment test to determine the amount of the impairment loss. The second step of the impairment test involves comparing the implied fair value of the reporting unit's goodwill with its carrying amount to measure the amount of impairment loss, if any. Our impairment test is based on its single operating segment and reporting unit structure. For the years ended December 31, 2017, 2016 and 2015, there was no impairment loss.

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

We operate in a number of countries worldwide. Our income tax liability is therefore a consolidation of our tax liabilities in various locations. Our tax rate is affected by the profitability of its operations in various locations, the tax rates and taxation systems of the countries in which we operate, our tax policies and the impact of certain tax planning strategies which we have implemented.

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. During the fourth quarter of 2017, we concluded that it was not more likely than not that we would be able to realize the benefit of some of our federal and state related deferred tax assets in the future. We based this conclusion on historical and projected operating performance, as well as our expectation that operations will not generate sufficient taxable income in future periods to realize the tax benefits associated with the deferred tax assets. As a result, we increased the valuation allowance on a portion of its net deferred tax assets at December 31, 2017. We will continue to assess the need for a valuation allowance on the deferred tax asset by evaluating both positive and negative evidence that may exist. Any adjustment to the net deferred tax asset valuation allowance is be recorded in the statement of operations for the period that the adjustment is determined to be required.

On December 22, 2017, the Tax Cuts and Jobs Act was enacted into law. The Act provides for significant changes to the U.S. Internal Revenue Code of 1986 that impact corporate taxation requirements, such as the reduction of the federal tax rate for corporations from 35% to 21%, changes or limitations to certain tax deductions, implementing a territorial tax system, and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. On that same day, the SEC issued SAB 118 which gives the Company a “measurement period” to implement all the required changes imposed by this Act. We have made a reasonable estimate of the income tax effects within the tax provision and intend to refine this estimate as additional guidance, clarification, and analysis is available.

Recently Issued Accounting Standards

Recently Adopted

In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value.  This ASU defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.  The new guidance must be applied on a prospective basis and is effective for periods beginning after December 15, 2016, with early adoption permitted.  We adopted the accounting guidance as of January 1, 2017, which did not have a material impact on our condensed consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09 - Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payment transactions. Under this amended guidance, all excess tax benefits and tax deficiencies will be recognized as income tax expense or benefit in the income statement in the period in which the awards vest or are exercised. In the statement of cash flows, excess tax benefits will be classified with other income tax cash flows in operating activities. The amended guidance also gives the option to make a policy election to account for forfeitures as they occur and increases the threshold for awards that are partially settled in cash to qualify for equity classification.  This guidance is effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption permitted. We adopted the accounting guidance as of January 1, 2017. The adoption of this ASU did not have a material impact on our condensed consolidated financial statements. We historically estimated the number of forfeitures as part of its option valuation process and will continue to do so under the new guidance. No aspect of the guidance that requires retrospective adoption impacted us.

Not Yet Adopted

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which provides a single, comprehensive revenue recognition model for all contracts with customers and superseded most existing revenue recognition guidance. The main principle under this guidance is that an entity should recognize revenue at the amount it expects to be entitled to in exchange for the transfer of goods or services to customers. ASU 2014-09 also requires additional disclosures about the nature, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. ASU 2014-09 allows for adoption either on a full retrospective basis to each prior reporting period presented or on a modified retrospective basis with the cumulative effect of initially applying the new guidance recognized at the date of initial application, which will be effective for the Company beginning January 1, 2018.

The Company will adopt ASU 2014-09 and its amendments on a modified retrospective basis. We have closely assessed the new guidance, including the interpretations by the FASB Transition Resource Group for Revenue Recognition, throughout 2017. We have concluded that the most significant changes will be the timing of revenue recognition related to our Consumer Electronics and MainConcept solutions. Under the current standard, the software license revenue related to these solutions is regularly recognized ratably over the service period when extended payment terms are offered to the customer. The customer contracts generally have one to three-year terms, with payments made quarterly or annually throughout the license period. Under the new standard, we will recognize software license revenue at the time the license is delivered. The cumulative-effect adjustment, related to our Consumer Electronics and MainConcept solutions, upon adoption of the new revenue recognition standard as of January 1, 2018 is expected to decrease the opening balance of accumulated deficit by approximately $6.8 million, net of tax.

Regarding our NeuLion Platform solution, we have concluded that ASU 2014-09's broad definition of variable consideration will require the Company to estimate certain variable payments and accelerate or defer the recognition of those payments to align the revenue recognized with the transfer of goods and services to the customer. While we do not expect this change to have a material impact on our revenues on an annual basis, since variable payments will all be recognized within the same contract year as the goods and services are transferred to the customer, we do expect that it will have an impact on our revenue in interim periods. The cumulative-effect adjustment, related to our NeuLion Platform solution, upon adoption of the new revenue recognition standard as of January 1, 2018 is expected to increase the opening balance of accumulated deficit by approximately $1.3 million, net of tax.

The Company has also identified and implemented changes to our accounting policies and practices, business processes, systems and controls, as well as designed and implemented specific controls over our evaluation of the impact of the new guidance on the Company, including the cumulative effect calculation, disclosure requirements and the collection of relevant data into the reporting process. While we are substantially complete with the process of quantifying the impacts that will result from applying the new guidance, our assessment will be finalized during the first quarter of 2018.

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

In June 2016, the FASB issued ASU 2016-13 – Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which (i) significantly changes the impairment model for most financial assets that are measured at amortized cost and certain other instruments from an incurred loss model to an expected loss model, and (ii) provides for recording credit losses on available-for-sale (AFS) debt securities through an allowance account. The update also requires certain incremental disclosures. These amendments are effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently evaluating the effect this ASU will have on its consolidated financial statements and disclosures.

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

For the year ended December 31, 2017, a 10% weaker U.S. dollar against the currencies of all foreign countries in which we had operations during the period would have increased our revenue by $0.3 million and decreased our pre-tax operating profit by $0.8 million.  For the year ended December 31, 2016, a 10% weaker U.S. dollar against the currencies of all foreign countries in which we had operations during the period would have increased our revenue by $0.4 million and decreased our pre-tax operating profit by $1.6 million.  A 10% stronger U.S. dollar would have resulted in proportionate decreases to our revenue and increases to our pre-tax operating profit for the years ended December 31, 2017 and 2016.

On average across our mix of international businesses, foreign currencies at December 31, 2017 were weaker against the U.S. dollar than the average foreign exchange rates that prevailed across the full year 2017.  As a result, if foreign exchange rates had remained unchanged throughout 2017, the foreign exchange translation would have reduced revenue growth as reported in U.S. dollars.  As foreign exchange rates change daily, there can be no assurance that foreign exchange rates will remain constant throughout 2018, and rates could go either higher or lower.

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

(in thousands, except per share data)

	Three months ended,
	Q1 2016	Q2 2016	Q3 2016	Q4 2016	Q1 2017	Q2 2017	Q3 2017	Q4 2017

Revenue	$26,293	$24,111	$23,857	$25,528	$23,855	$23,889	$22,048	$25,778

Costs and expenses
Cost of revenue, exclusive of depreciation and amortization shown separately below	4,654	4,131	4,322	5,204	4,955	3,993	4,385	6,645
Selling, general and administrative, including stock-based compensation	11,905	12,918	13,429	14,671	14,657	14,793	15,352	14,210
Research and development	4,354	5,285	5,212	5,052	4,214	5,021	4,552	5,913
Depreciation and amortization	1,974	2,125	2,401	2,400	2,410	2,458	2,614	2,409
Loss on land and building held for sale	-	-	-	-	-	-	395	30
	22,887	24,459	25,364	27,327	26,236	26,265	27,298	29,207
Operating income (loss)	3,406	(348)	(1,507)	(1,799)	(2,381)	(2,376)	(5,250)	(3,429)
Other income (expense)	327	(201)	(53)	(167)	52	136	370	(397)
Net and comprehensive income (loss) before income taxes	3,733	(549)	(1,560)	(1,966)	(2,329)	(2,240)	(4,880)	(3,826)
Income tax (benefit) expense	(1,651)	(227)	(1,155)	1,622	443	(108)	(173)	(18,204	) (1)
Net and comprehensive income (loss)	$2,082	$(776)	$(2,715)	$(344)	$(1,886)	$(2,348)	$(5,053)	$(22,030)

Net income (loss) per weighted average number of shares of common stock outstanding:

Basic	$0.01	$0.00	$(0.01)	$0.00	$(0.01)	$(0.01)	$(0.02)	$(0.08)

Diluted	$0.01	$0.00	$(0.01)	$0.00	$(0.01)	$(0.01)	$(0.02)	$(0.08)
(1) In the fourth quarter 2017, the Tax Cuts and Jobs Act was enacted, which among other things, reduced the corporate tax rate from 35% to 21%. For the three months ended December 31, 2017, the tax expense of $18.2 million is largely attributed to implementing this rate reduction to the net deferred tax assets held by the Company, as well as converting certain foreign tax credits to net operating loss deductions.

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

Our Chief Executive Officer and Chief Financial Officer, with the assistance of other members of our management, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2017.  Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) were effective as of December 31, 2017.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate “internal control over financial reporting” (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)).  Management evaluates the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission Internal Control - Integrated Framework (2013).  Our Chief Executive Officer and Chief Financial Officer, with the assistance of other members of our management, assessed the effectiveness of our internal control over financial reporting as of December 31, 2017.  Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that our internal control over financial reporting was effective as of December 31, 2017.

Our independent registered public accounting firm, EisnerAmper LLP (“Eisner”), has audited the Company’s consolidated financial statements and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017.  Eisner’s reports appear on pages F-2 and F-3 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended December 31, 2017, no change in our internal control over financial reporting has been identified that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The information required by this item regarding executive officers is incorporated herein by reference to the section titled “Executive Officers” in Item 1 of this Annual Report on Form 10-K.  The other information required by this item is incorporated herein by reference to the section titled “PROPOSAL 1 – ELECTION OF DIRECTORS” of the Proxy Statement for our 2018 Annual Meeting of Stockholders.  Definitive proxy materials are expected to be filed with the SEC pursuant to Regulation 14A no later than April 30, 2018.

ITEM 11.	Executive Compensation

The information required by this item is incorporated herein by reference to the section titled “STATEMENT OF EXECUTIVE COMPENSATION” of the Proxy Statement for our 2018 Annual Meeting of Stockholders.  Definitive proxy materials are expected to be filed with the SEC pursuant to Regulation 14A no later than April 30, 2018.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item related to security ownership of certain beneficial owners is incorporated herein by reference to the section titled “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” of the Proxy Statement for our 2018 Annual Meeting of Stockholders.  Definitive proxy materials are expected to be filed with the SEC pursuant to Regulation 14A no later than April 30, 2018.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the sections titled “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT – Certain Relationships and Related Transactions” and “CORPORATE GOVERNANCE MATTERS – Independence of Directors” of the Proxy Statement for our 2018 Annual Meeting of Stockholders.  Definitive proxy materials are expected to be filed with the SEC pursuant to Regulation 14A no later than April 30, 2018.

ITEM 14.	Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to the section titled “PROPOSAL 2 – RATIFICATION OF THE APPOINTMENT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS – Services and Fees of Independent Registered Public Accountants” of the Proxy Statement for our 2018 Annual Meeting of Stockholders.  Definitive proxy materials are expected to be filed with the SEC pursuant to Regulation 14A no later than April 30, 2018.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules

(a)	(1)	Financial Statements
Consolidated Balance Sheets
Consolidated Statements of Operations and Comprehensive Income (Loss)
Consolidated Statements of Stockholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules
None
(b)	Exhibits

The following exhibits are filed as part of this report:

Exhibit No.	Description

2.1
Agreement and Plan of Merger dated as of January 2, 2015 by and among NeuLion, Inc., NLDMC, Inc., NLDAC, Inc., PCF 1, LLC and DivX Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 5, 2015)

3.1	Certificate of Domestication (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 6, 2010)

3.2	Corrected Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3(i) to the Company’s Quarterly Report on Form 10-Q filed November 1, 2017)

3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3(ii) to the Company’s Current Report on Form 8-K filed March 27, 2018)

4.1	Form of stock specimen (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed March 1, 2017)

9.1
Stockholders’ Agreement dated January 2015 by and among NeuLion, Inc., PCF 1, LLC and each of the persons listed on Exhibit B thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 2, 2015 and originally included as Exhibit C to the Agreement and Plan of Merger filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 5, 2015)

10.1#	Fourth Amended and Restated Stock Option Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 12, 2013)

10.2#	Amended and Restated Directors’ Compensation Plan, as amended (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 5, 2012)

10.3#	Employee Share Purchase Plan (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form 10 filed April 9, 2009)

10.4#	Amended and Restated NeuLion, Inc. 2012 Omnibus Securities and Incentive Plan (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K filed March 1, 2017)

10.5#	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed March 1, 2017)

10.6#	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed March 1, 2017)

21*	Subsidiaries

23.1*	Consent of EisnerAmper LLP

31.1*	Certification of the Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) of the Exchange Act

31.2*	Certification of the Chief Financial Officer (Principal Financial Officer) pursuant to Rule 13a-14(a) of the Exchange Act

32*	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

# Management contract or compensatory plan or arrangements

* Filed herewith

ITEM 16.	Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEULION, INC.

March 29, 2018	By:	/s/ Roy E. Reichbach
		Name:	Roy E. Reichbach
		Title:	President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Nancy Li	Executive Chair and Director	March 29, 2018
Nancy Li

/s/ Roy E. Reichbach	President, Chief Executive Officer and Director	March 29, 2018
Roy E. Reichbach	(Principal Executive Officer)

/s/ Tim Alavathil	Chief Financial Officer	March 29, 2018
Tim Alavathil	(Principal Financial and Accounting Officer)

/s/ Gabriel A. Battista	Director	March 29, 2018
Gabriel A. Battista

/s/ Robert E. Bostrom	Director	March 29, 2018
Robert E. Bostrom

/s/ John A. Coelho	Director	March 29, 2018
John A. Coelho

/s/ Edward G. Goren	Director	March 29, 2018
Edward G. Goren

/s/ James R. Hale	Director	March 29, 2018
James R. Hale

/s/ Shirley Strum Kenny	Director	March 29, 2018
Shirley Strum Kenny

Director
David Kronfeld

/s/ Charles B. Wang	Director	March 29, 2018
Charles B. Wang

NeuLion, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
NeuLion, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of NeuLion, Inc. (the “Company") as of December 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 29, 2018 expressed an unqualified opinion.

Basis for Opinion

These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the Company’s financial statements based on our audits.  We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audits provide a reasonable basis for our opinion.

/s/ EisnerAmper LLP

We have served as the Company’s auditor since 2012.

EisnerAmper LLP
New York, New York
March 29, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
NeuLion, Inc.

Opinion on the Internal Control over Financial Reporting

We have audited NeuLion, Inc. and subsidiaries’ (the “Company") internal control over financial reporting as of December 31, 2017, based on criteria established in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in the Internal Control - Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the consolidated balance sheets of NeuLion, Inc. as of December 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes and our report dated March 29, 2018 expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ EisnerAmper LLP

EisnerAmper LLP
New York, New York
March 29, 2018

NEULION, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(Expressed in U.S. dollars)

	As of December 31,
	2017	2016

ASSETS
Current
Cash and cash equivalents	$32,487	$41,905
Accounts receivable, net	16,636	14,073
Other receivables	1,110	791
Inventory	19	186
Assets held for sale	27,558	0
Prepaid expenses and deposits	2,116	3,657
Due from related parties	98	551
Total current assets	80,024	61,163
Property, plant and equipment, net	8,102	14,227
Intangible assets, net	7,470	24,495
Goodwill	6,688	13,229
Deferred tax assets	17,125	32,574
Other assets	376	2,686
Total assets	$119,785	$148,374

LIABILITIES AND EQUITY
Current
Accounts payable	$17,492	$11,802
Accrued liabilities	9,839	12,630
Due to related parties	6	-
Deferred revenue	12,484	14,036
Total current liabilities	39,821	38,468
Long-term deferred revenue	1,397	2,037
Deferred rent liabilities	1,525	1,265
Deferred tax liabilities	828	1,093
Other long-term liabilities	120	112
Total liabilities	43,691	42,975

Stockholders' equity
Common stock (par value: $0.01; shares authorized: 500,000,000; shares issued:
2017: 279,159,478 and 2016: 279,050,968)	2,790	2,791
Treasury stock	-	(621)
Additional paid-in capital	168,808	167,418
Promissory notes receivable	(189)	(189)
Accumulated deficit	(95,315)	(64,000)
Total stockholders’ equity	76,094	105,399
Total liabilities and stockholders’ equity	$119,785	$148,374

See accompanying notes

  NEULION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE (LOSS) INCOME
(in thousands, except share and per share data)
(Expressed in U.S. dollars)

	Year ended December 31,
	2017	2016	2015

Revenue	$95,570	$99,788	$94,043

Costs and expenses
Cost of revenue, exclusive of depreciation and amortization shown separately below	19,978	18,312	17,775
Selling, general and administrative, including stock-based compensation	59,012	52,922	45,672
Research and development	19,700	19,903	24,912
Depreciation and amortization	9,892	8,899	7,544
Loss on land and building held for sale	425	-	-
	109,007	100,036	95,903
Operating loss	(13,437)	(248)	(1,860)

Other income (expense)
Gain (loss) on foreign exchange	112	(170)	(818)
Investment income, net	51	76	363
Interest on convertible note, including amortization of debt discount	-	-	(123)
Gain on conversion of convertible note and revaluation of related derivative, net	-	-	507
	163	(94)	(71)
Net and comprehensive loss before income taxes	(13,274)	(342)	(1,931)
Income tax (expense) benefit	(18,041)	(1,411)	27,847
Net and comprehensive (loss) income	$(31,315)	$(1,753)	$25,916

Net (loss) income per weighted average number of shares
of common stock outstanding - basic	$(0.11)	$(0.01)	$0.11

Weighted average number of shares
of common stock outstanding - basic	278,248,337	281,690,556	233,489,798

Net (loss) income per weighted average number of shares
of common stock outstanding - diluted	$(0.11)	$(0.01)	$0.11

Weighted average number of shares
of common stock outstanding - diluted	278,248,337	281,690,556	245,346,681

See accompanying notes

  NEULION, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share data)
(Expressed in U.S. dollars)

	Common stock		Treasury Stock		Additional	Promissory	Accumulated	Total
	Shares	Amount	Shares	Amount	paid-in capital	notes	deficit	equity
Balance, December 31, 2014	178,210,006	1,782	-	-	87,631	(209)	(84,105)	5,099

Acquisition of DivX Corporation	61,731,172	617	-	-	57,904	-	-	58,521
Accretion of issuance costs
on Class 4 Preference Shares	-	-	-	-	(46)	-	-	(46)
Conversion of Preference Shares	28,089,083	281	-	-	14,719	-	-	15,000
Dividend on Preference Shares	8,176,210	82	-	-	3,976	-	(4,058)	-
Exercise of broker units	88,064	1	-	-	18	-	-	19
Exercise of broker warrants	228,749	2	-	-	(2)	-	-	-
Exercise of subscriber warrants	1,694,768	17	-	-	(17)	-	-	-
Exercise of stock options	2,395,040	24	-	-	823	-	-	847
Stock-based compensation:
Stock options	-	-	-	-	1,519	-	-	1,519
Restricted stock units	-	-	-	-	985	-	-	985
Directors compensation	290,575	3	-	-	195	-	-	198
Net income	-	-	-	-	-	-	25,916	25,916
Balance, December 31, 2015	280,903,667	2,809	-	-	167,705	(209)	(62,247)	108,058

Exercise of stock options	2,302,460	23	-	-	446	-	-	469
Stock-based compensation:
Stock options	-	-	-	-	2,663	-	-	2,663
Restricted stock units	1,653,106	17	-	-	1,453	-	-	1,470
Directors' compensation	268,239	2	-	-	208	-	-	210
Repurchase and cancellation of
common stock	(6,076,504)	(60)	(768,800)	(621)	(5,057)	-	-	(5,738)
Repayment of promissory note						20		20
Net loss	-	-	-	-	-	-	(1,753)	(1,753)
Balance, December 31, 2016	279,050,968	$2,791	(768,800)	$(621)	$167,418	$(189)	$(64,000)	$105,399

Cancellation of treasury shares	(768,800)	(8)	768,800	621	(613)	-	-	-
Exercise of stock options, net of	637,946	6	-	-	77	-	-	83
208,054 shares tendered in
payment of exercise price
Stock-based compensation:
Stock options	-	-	-	-	2,187	-	-	2,187
Restricted stock units	2,397,500	22	-	-	1,681	-	-	1,703
Directors' compensation	842,973	9	-	-	350	-	-	359
Repurchase and cancellation of
common stock, including 551,309
shares surrendered for tax
withholdings of $353	(3,001,109)	(30)	-	-	(2,292)	-	-	(2,322)
Net loss	-	-	-	-	-	-	(31,315)	(31,315)
Balance, December 31, 2017	279,159,478	2,790	-	-	168,808	(189)	(95,315)	76,094

See accompanying notes

NEULION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Expressed in U.S. dollars)

	Year ended December 31,
	2017	2016	2015
OPERATING ACTIVITIES

Net (loss) income	$(31,315)	$(1,753)	$25,916
Adjustments to reconcile net (loss) income to net cash
(used in) provided by operating activities:
Depreciation and amortization	9,892	8,899	7,544
Loss on land and building held for sale	425	-	-
Stock-based compensation	4,249	4,573	2,702
Recovery of bad debt	(195)	-	-
Invenotry write-off	167	-	-
Amortization of debt discount	-	-	123
Gain on revaluation of convertible note derivative	-	-	(507)
Deferred income taxes	15,184	(2,292)	(32,402)

Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	(2,368)	(1,106)	18,851
Income tax receivable	-	-	4,318
Other receivables	(330)	(187)	246
Inventory	-	13	105
Prepaid expenses, deposits and other assets	(962)	(1,949)	(1,262)
Due from related parties	459	(247)	(193)
Accounts payable	5,690	1,797	(5,191)
Accrued liabilities	(2,169)	1,779	(587)
Deferred revenue	(1,374)	3,436	(984)
Deferred rent liability	260	(384)	(263)
Long-term liabilities	8	(15)	(75)
Due to related parties	-	(18)	18
Cash (used in) provided by operating activities	(2,379)	12,546	18,359

INVESTING ACTIVITIES
Acquisition of Saffron Digital Limited	-	(9,000)	-
Cash acquired from acquisition of DivX Corporation	-	-	9,718
Purchase of property, plant and equipment	(4,179)	(10,195)	(1,428)
Cash (used in) provided by investing activities	(4,179)	(19,195)	8,290

FINANCING ACTIVITIES
Repurchases of common stock	(2,943)	(5,117)	-
Cancellation of restricted stock units for taxes	-	(231)	-
Repayment of promissory note	-	20	-
Proceeds from exercise of stock options	83	469	847
Proceeds from exercise of broker units	-	-	19
Cash (used in) provided by financing activities	(2,860)	(4,859)	866

Net (decrease) increase in cash and cash equivalents, during the year	(9,418)	(11,508)	27,515
Cash and cash equivalents, beginning of year	41,905	53,413	25,898
Cash and cash equivalents, end of year	$32,487	$41,905	$53,413

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$2,635	$3,530	$3,961

Supplemental disclosure of non-cash activities:
Par value of shares of common stock issued upon exercise of cashless warrants	$-	$-	$19

Accretion of issuance costs on Class 4 Preference Shares	$-	$-	$46

Issuance of shares of common stock upon acquisition of DivX Corporation	$-	$-	$58,521

Issuance of shares of common stock upon conversion of Preference Shares	$-	$-	$15,000

Issuance of shares of common stock upon declaration of dividend on Preference Shares	$-	$-	$4,058

See accompanying notes

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
 (in thousands, except share and per share data)

1. Nature of Operations

NeuLion, Inc. (“NeuLion,” the “Company,” “we,” “us” or “our”) is a leading technology product and service provider that specializes in the digital video broadcasting, distribution and monetization of live and on-demand content, with the mission to deliver and enable the highest quality video content experiences anywhere and on any device.  Our flagship solution, the NeuLion Digital Platform, is a complete end-to-end, cloud-based, fully integrated video solution that simplifies the digital video workflow and provides all the tools necessary for NeuLion’s customers to monetize their digital video content.

The NeuLion Digital Platform offers content owners and rights holders a highly configurable and scalable suite of digital technologies, together with services for back-end content preparation, management, marketing, monetization, secure delivery, real time analytics, and end user application development, in an end-to-end solution that addresses the complexities associated with successfully streaming and marketing their content.  Our solutions also include our NeuLion consumer electronics (“CE”) software development kit (the “CE SDK”), which allows CE manufacturers to provide a secure, high quality video experience with premium screen resolution, up to Ultra HD/4K, across virtually all content formats, for a wide range of connected devices.  Additionally, NeuLion offers a library of high quality video and audio compression-decompression programs, or codecs, that we license under the MainConcept brand.  Our codecs are used by leading technology companies to encode and decode audio and video files.

The Company is headquartered in Plainview, New York and was domesticated under Delaware law on November 30, 2010. The Company’s common stock is listed on the Toronto Stock Exchange (“TSX”) under the symbol NLN.

2. Basis of Presentation and Significant Accounting Policies

The accompanying consolidated financial statements reflect the accounts of the Company and all of its wholly-owned and majority-owned subsidiaries and have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”).  As at December 31, 2017, the Company had an 11.8% equity interest in KyLin TV, Inc. (“KyLin TV”) (2016 – 11.8%).  This investment is accounted for using the equity method of accounting.  All significant intercompany balances and transactions have been eliminated.

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

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
 (in thousands, except share and per share data)

(c)
Subscription revenues, which consist of recurring revenues based on the number of subscribers, are typically generated on a monthly, quarterly or annual basis and can be a fixed fee per user, a variable fee per user or a variable fee based on a percentage of the subscription price. The Company defers the appropriate portion of cash received for the services that have not yet been rendered and recognizes the revenue over the term of the subscription, which are generally between 30 days and one year. Pay-per-view revenues are deferred and recognized in the period when the content is viewed. Subscription revenues are recorded on either a gross or net basis depending on the transaction arrangement with the customer. Where subscription revenues are recorded on a gross basis, the total amount of the subscription is deferred and recognized over the subscription term and the share of revenue owing to our customer is deferred and recognized as a cost of revenue over the term of the subscription. Where subscription revenues are recorded on a net basis, only the Company’s share of revenue from the subscription is deferred and recognized over the term of the subscription.  Under U.S. GAAP guidance related to reporting revenue gross as a principal versus net as an agent, the indicators used to determine whether an entity is a principal or an agent to a transaction are subject to judgment. When our assessment of the indicators leads us to conclude that the Company is the principal in the subscription transaction, revenue is recorded on a gross basis, the total amount of the subscription is deferred and recognized over the subscription term. When our assessment of the indicators leads us to conclude that the Company is the agent in the subscription transaction, only the Company’s share of revenue from the subscription is deferred and recognized over the term of the subscription.

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

Licensing revenue is recognized gross of withholding taxes that are remitted by the Company's licensees directly to their local tax authorities. For the years ended December 31, 2017, 2016 and 2015, withholding taxes were $2,358, $2,486 and $3,754, respectively.

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

Accounts receivable

Accounts receivable are carried at original invoice amount.  The Company maintains a provision for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectability of specific customer accounts: customer credit-worthiness; past transaction history with the customer; current economic industry trends; and changes in customer payment terms. If the financial conditions of the Company's customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required.  As of December 31, 2017 and 2016, the allowance for doubtful accounts was $190 and $385, respectively.

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

The Company reviews the carrying value of property, plant and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. If these future undiscounted cash flows are less than the carrying value of the asset, then the carrying amount of the asset is written down to its fair value, based on the related estimated discounted future cash flows. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property, plant and equipment are used and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, no impairment was recorded for the years ended December 31, 2017, 2016 and 2015.

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

The Company reviews the carrying value of its definite lived intangible assets for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. If these future undiscounted cash flows are less than the carrying value of the asset, then the carrying amount of the asset is written down to its fair value, based on the related estimated discounted future cash flows. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the intangible assets are used and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, no impairment was recorded for the years ended December 31, 2017, 2016 and 2015.

Goodwill

Goodwill represents the excess, at the date of acquisition, of the cost of an acquired business over the fair value of the identifiable assets acquired and liabilities assumed. Goodwill is not amortized but is subject to an annual impairment test at the reporting unit level and between annual tests if changes in circumstances indicate a potential impairment.  The Company performs an annual goodwill impairment test as of October 1 of each calendar year.  Goodwill impairment is assessed based on a comparison of the fair value of each reporting unit to the underlying carrying value of the reporting unit’s net assets, including goodwill. If the carrying value of the reporting unit exceeds its fair value, the Company performs the second step of the goodwill impairment test to determine the amount of the impairment loss. The second step of the impairment test involves comparing the implied fair value of the reporting unit's goodwill with its carrying amount to measure the amount of impairment loss, if any. The Company’s impairment test is based on its single operating segment and reporting unit structure.  For the years ended December 31, 2017, 2016 and 2015, there was no impairment loss.

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. During the fourth quarter of 2017, the Company concluded that it was not more likely than not that it would be able to realize the benefit of some of its federal and state related deferred tax assets in the future. The Company based this conclusion on historical and projected operating performance, as well as its expectation that operations will not generate sufficient taxable income in future periods to realize the tax benefits associated with the deferred tax assets. As a result, the Company increased the valuation allowance on a portion of its net deferred tax assets at December 31, 2017. The Company will continue to assess the need for a valuation allowance on the deferred tax asset by evaluating both positive and negative evidence that may exist. Any adjustment to the net deferred tax asset valuation allowance is recorded in the income statement for the period that the adjustment is determined to be required.

On December 22, 2017, the Tax Cuts and Jobs Act was enacted into law. The Act provides for significant changes to the U.S. Internal Revenue Code of 1986 that impact corporate taxation requirements, such as the reduction of the federal tax rate for corporations from 35% to 21%, changes or limitations to certain tax deductions, implementing a territorial tax system, and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. On that same day, the SEC issued SAB 118 which gives the Company a “measurement period” to implement all the required changes imposed by this Act. The Company has made a reasonable estimate of the income tax effects within the tax provision and intend to refine this estimate as additional guidance, clarification, and analysis is available.

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

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
 (in thousands, except share and per share data)

Advertising

Advertising costs are expensed as incurred and totaled $1,327, $1,189 and $1,303 for the years ended December 31, 2017, 2016 and 2015, respectively, and are included in selling, general and administrative expenses on the consolidated statements of operations and comprehensive loss.

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

Segment

The Company’s CEO is its chief operating decision maker.  The CEO reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenue based on the type of product/service provided and by geographic region.  There are no segment managers who are held accountable by the chief operating decision maker for operations, operating results, and planning for levels or components below the consolidated unit level.  The Company has therefore determined that it has a single operating segment.

Recently issued accounting standards

Recently Adopted

In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value.  This ASU defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.  The new guidance must be applied on a prospective basis and is effective for periods beginning after December 15, 2016, with early adoption permitted.  The Company adopted the accounting guidance as of January 1, 2017, which did not have a material impact on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09 - Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payment transactions. Under this amended guidance, all excess tax benefits and tax deficiencies will be recognized as income tax expense or benefit in the income statement in the period in which the awards vest or are exercised. In the statement of cash flows, excess tax benefits will be classified with other income tax cash flows in operating activities. The amended guidance also gives the option to make a policy election to account for forfeitures as they occur and increases the threshold for awards that are partially settled in cash to qualify for equity classification.  This guidance is effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption permitted. The Company adopted the accounting guidance as of January 1, 2017. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements. The Company had historically estimated the number of forfeitures as part of its option valuation process and will continue to do so under the new guidance. No aspect of the guidance that requires retrospective adoption impacted the Company.

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
 (in thousands, except share and per share data)

Not Yet Adopted

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which provides a single, comprehensive revenue recognition model for all contracts with customers and superseded most existing revenue recognition guidance. The main principle under this guidance is that an entity should recognize revenue at the amount it expects to be entitled to in exchange for the transfer of goods or services to customers. ASU 2014-09 also requires additional disclosures about the nature, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. ASU 2014-09 allows for adoption either on a full retrospective basis to each prior reporting period presented or on a modified retrospective basis with the cumulative effect of initially applying the new guidance recognized at the date of initial application, which will be effective for the Company beginning January 1, 2018.

The Company will adopt ASU 2014-09 and its amendments on a modified retrospective basis. We have closely assessed the new guidance, including the interpretations by the FASB Transition Resource Group for Revenue Recognition, throughout 2017. We have concluded that the most significant changes will be the timing of revenue recognition related to our Consumer Electronics and MainConcept solutions. Under the current standard, the software license revenue related to these solutions is regularly recognized ratably over the service period when extended payment terms are offered to the customer. The customer contracts generally have one to three-year terms, with payments made quarterly or annually throughout the license period. Under the new standard, we will recognize software license revenue at the time the license is delivered. The cumulative-effect adjustment, related to our Consumer Electronics and MainConcept solutions, upon adoption of the new revenue recognition standard as of January 1, 2018 is expected to decrease the opening balance of accumulated deficit by approximately $6.8 million, net of tax.

Regarding our NeuLion Platform solution, we have concluded that ASU 2014-09's broad definition of variable consideration will require the Company to estimate certain variable payments and accelerate or defer the recognition of those payments to align the revenue recognized with the transfer of goods and services to the customer. While we do not expect this change to have a material impact on our revenues on an annual basis, since variable payments will all be recognized within the same contract year as the goods and services are transferred to the customer, we do expect that it will have an impact on our revenue in interim periods. The cumulative-effect adjustment, related to our NeuLion Platform solution, upon adoption of the new revenue recognition standard as of January 1, 2018 is expected to increase the opening balance of accumulated deficit by approximately $1.3 million, net of tax.

The Company has also identified and implemented changes to our accounting policies and practices, business processes, systems and controls, as well as designed and implemented specific controls over our evaluation of the impact of the new guidance on the Company, including the cumulative effect calculation, disclosure requirements and the collection of relevant data into the reporting process. While we are substantially complete with the process of quantifying the impacts that will result from applying the new guidance, our assessment will be finalized during the first quarter of 2018.

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

The acquisition was accounted for using the purchase method of accounting in accordance with Accounting Standards Codification 805 — Business Combinations.  Accordingly, the results of operations of Saffron Digital have been included in the accompanying consolidated financial statements since the date of the acquisition. The purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed based upon the respective estimates of fair value as of the date of the acquisition and are based on assumptions that the Company’s management believes are reasonable given the information available.

The process for estimating the fair values of identifiable intangible assets and certain tangible assets requires the use of significant estimates and assumptions, including estimating future cash flows and developing appropriate discount rates.

In connection with this transaction, the Company incurred $0, $109 and $0 of acquisition-related expenses during the years ended December 31, 2017, 2016 and 2015, respectively, that are included in selling, general and administrative expenses in the consolidated statements of operations and comprehensive loss.

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

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
 (in thousands, except share and per share data)

The acquisition was accounted for using the purchase method of accounting in accordance with Accounting Standards Codification 805 — Business Combinations.  Accordingly, the results of operations of DivX have been included in the accompanying consolidated financial statements since the date of the acquisition. The purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed based upon the respective estimates of fair value as of the date of the acquisition and are based on assumptions that the Company’s management believes are reasonable given the information available.

The process for estimating the fair values of identifiable intangible assets and certain tangible assets requires the use of significant estimates and assumptions, including estimating future cash flows and developing appropriate discount rates.

In connection with this transaction, the Company incurred approximately $0, $0 and $360, of acquisition-related expenses during the years ended December 31, 2017, 2016 and 2015, respectively, that are included in selling, general and administrative expenses, in the consolidated statements of operations and comprehensive income.

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

The fair value of the remaining payments due under the applicable contracts is estimated by calculating the discounted cash flows associated with such future billings. Although the Company has not recognized revenue as it collects the corresponding site license payments under these pre-acquisition contracts, the Company has recognized interest income at the discount rate of the contract receivable.  Interest income recognized during the years ended December 31, 2017, 2016 and 2015 was $0, $0 and $343, respectively.

Unaudited Pro Forma Financial Information

The unaudited financial information in the table below summarizes the combined results of operations of the Company and DivX, on a pro forma basis, as though the Company had acquired DivX on January 1, 2015.  The pro forma information presented also includes the effects of business combination accounting resulting from the acquisition, including amortization charges from acquired intangibles assets.

Year ended December 31,
2015
Total revenue	$96,282
Net income (loss)	$23,691
Income (loss) per share – basic and diluted	$0.10

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
 (in thousands, except share and per share data)

4. Property, Plant and Equipment

The details of property, plant and equipment and the related accumulated depreciation are set forth below (1):

	As of December 31, 2017

		Accumulated	Net book
	Cost	depreciation	value

Computer hardware	$18,431	$14,266	$4,165
Computer software	5,239	4,870	369
Vehicles	61	45	16
Furniture and fixtures	816	420	396
Leasehold improvements	4,701	1,545	3,156
	$29,248	$21,146	$8,102

	As of December 31, 2016
		Accumulated	Net book
	Cost	depreciation	value

Land	$2,628	$-	$2,628
Building	4,700	31	4,669
Computer hardware	16,526	12,655	3,871
Computer software	5,248	4,769	479
Vehicles	61	40	21
Furniture and fixtures	897	582	315
Leasehold improvements	2,976	1,192	1,784
Construction in progress	460	-	460
	$33,496	$19,269	$14,227

(1)	As of December 31, 2017, excludes property and equipment included in assets held for sale.

Depreciation expense for the years ended December 31, 2017, 2016 and 2015 was $2,976, $2,568 and $2,265, respectively.

5. Goodwill and Intangible Assets

The net carrying amount of goodwill is set forth below:

Balance – December 31, 2014	$11,327
Acquisition of DivX	169
Balance – December 31, 2015	$11,496
Acquisition of Saffron Digital	1,733
Balance – December 31, 2016	$13,229
DivX Corporation assets held for sale	(6,541)
Balance – December 31, 2017	$6,688

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
 (in thousands, except share and per share data)

The details of intangible assets and the related accumulated amortization are set forth below (1):

	As of December 31, 2017
		Accumulated	Net book
	Cost	amortization	value

Customer relationships	$16,203	$13,364	$2,839
Developed technology	9,100	4,935	4,165
Trademarks	1,095	629	466
	$26,398	$18,928	$7,470

	As of December 31, 2016
		Accumulated	Net book
	Cost	amortization	value

Customer relationships	$24,203	$15,446	$8,757
Developed technology	19,900	7,575	12,325
Trademarks	4,995	1,582	3,413
	$49,098	$24,603	$24,495
(1) As of December 31, 2017 excludes intangible assets included in assets held for sale.

Amortization expense for the years ended December 31, 2017, 2016 and 2015 was $6,917, $6,332 and $5,279, respectively.  The weighted-average life remaining on these intangible assets as of December 31, 2017 is 2.2 years.

Based on the amount of intangible assets subject to amortization, the Company's estimated amortization expense over the next five years and thereafter is as follows:

2018	$2,554
2019	2,554
2020	1,638
2021	714
2022	10
$7,470

6. Economic Dependence and Concentration of Credit Risk

For the years ended December 31, 2017 and 2016, no one customer accounted for more than 10% of revenues. For the year ended December 31, 2015, the National Hockey League and LG Electronics accounted for 23% of revenues: 12% and 11%, respectively.

As at December 31, 2017, NBA Media Ventures (the “NBA”), Samsung Companies (“Samsung”) and World Surf League accounted for 36% of accounts receivable:  14%, 12% and 10%, respectively. As at December 31, 2016, Samsung and World Surf League accounted for 28% of accounts receivable:  15% and 13%, respectively.  As at December 31, 2015, Samsung and Toshiba Companies accounted for 33% of accounts receivable:  19% and 14%, respectively.

As at December 31, 2017, SKY UK, the Ultimate Fighting Championship (“UFC”) and the NBA accounted for 57% of accounts payable:  29%, 19% and 9%. As at December 31, 2016, the UFC and the NBA accounted for 50% of accounts payable:  37% and 13%.  As at December 31, 2015, the UFC and the NBA accounted for 51% of accounts payable: 37% and 14%, respectively.

The Company maintains cash and cash equivalents with various major financial institutions which at times are in excess of the amount insured by the FDIC. As of December 31, 2017, approximately 69% and 31% of the Company’s cash and cash equivalents were held in accounts with U.S. and foreign banks, respectively.

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
 (in thousands, except share and per share data)

7. Related Party Transactions

The Company has entered into certain transactions and agreements in the normal course of operations with related parties.  Significant related party transactions are as follows:

KyLin TV

KyLin TV is an IPTV company that is controlled by Charles B. Wang, a member of the Board of Directors of the Company.  On June 1, 2008, the Company entered into an agreement with KyLin TV to build and deliver the setup and back office operations for KyLin TV’s IPTV service.  Effective April 1, 2012, the Company amended its agreement with KyLin TV, such that, in addition to the services previously provided, KyLin TV was appointed the exclusive distributor of the Company’s business to consumer (“B2C”) IPTV interests.  As exclusive distributor, KyLin TV obtains, advertises and markets all of the Company’s B2C content, in accordance with the terms of the amendment.  Accordingly, KyLin TV records the gross revenues from the Company’s B2C content as well as the associated license fees, whereas the Company records revenues in accordance with the revised fee schedule in the amendment.  The Company also provides and charges KyLin TV for administrative and general corporate support.  For each of the periods presented, the amounts charged for these services provided by the Company for the years ended December 31, 2017, 2016 and 2015 were $86, $97 and $118, respectively, and were recorded as a recovery in selling, general and administrative expense.

New York Islanders Hockey Club, L.P. (“New York Islanders”)

The Company provides IT-related professional services and administrative services to the New York Islanders, a professional hockey club that is minority-owned by Mr. Wang.

Renaissance Property Associates, LLC (“Renaissance”)

The Company provides IT-related professional services to Renaissance, a real estate management company owned by Mr. Wang.  In June 2009, the Company signed a sublease agreement with Renaissance for office space in Plainview, New York.  The sublease agreement expires in December 2019.  Rent expense paid by the Company to Renaissance of $674, $565 and $430, inclusive of taxes and utilities, is included in selling, general and administrative expense for each of the years ended December 31, 2017, 2016 and 2015. Additionally, the Company engaged Renaissance to provide real estate consulting services. The expense related to these services was $107 for the year ended December 31, 2017 (expense during each of the years ended December 31, 2016 and 2015 was zero).

Smile Train, Inc. (“Smile Train”)

The Company provides IT-related professional services to Smile Train, a public charity whose founder and significant benefactor is Mr. Wang.

The Company recognized revenue from related parties as follows:

	Year ended December 31,
	2017	2016	2015

New York Islanders	$277	$280	$292
Renaissance	120	120	120
Smile Train	96	96	96
KyLinTV	289	363	553
	$782	$859	$1,061

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
 (in thousands, except share and per share data)

The amounts due from (to) related parties are as follows:

	As of December 31,
	2017	2016

New York Islanders	$3	$103
Renaissance	(6)	26
KyLin TV	71	422
Smile Train	24	0
	$92	$551

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

The Company’s proportionate share of the equity loss from KyLin TV has been accounted for as a charge on the Company's consolidated statements of operations and comprehensive loss.   Due to KyLin TV’s accumulated losses, the investment was reduced to zero as at December 31, 2008.  No further charges will be recorded as the Company has no obligation to fund the losses of KyLin TV.  If KyLin TV becomes profitable in the future, the Company will resume applying the equity method only after its share of that net income equals the Company’s share of net losses not recognized during the period the equity method was suspended.  From 2008 through 2017, the Company’s share of cumulative losses in KyLin TV that have not been recognized as of December 31, 2017 was $4,661.

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

For the years ended December 31, 2017, 2016 and 2015, the Company made aggregate matching contributions of $968, $1,021 and $912, respectively.

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

11. Stock Option and Stock-Based Compensation Plans

The total stock-based compensation expense included in the Company’s consolidated statement of operations for the years ended December 31, 2017, 2016 and 2015 was $4,249, $4,573 and $2,702, respectively.

(i) 2012 Omnibus Securities and Incentive Plan (the “Omnibus Plan”)

The Omnibus Plan applies to all grants of distribution equivalent rights, incentive stock options, non-qualified stock options, performance share awards, performance unit awards, restricted stock awards, restricted stock unit awards, stock appreciation rights, tandem stock appreciation rights and unrestricted stock awards (“equity securities”) to directors, officers, employees and consultants of the Company or any entity controlled by the Company.  The exercise price for any new security granted under the 2012 Plan is determined by the closing price of the Company’s common stock on the trading day prior to the grant date.  If the security is granted on a pre-determined basis, the exercise price is determined using the five-day volume weighted average price of the Company's common stock on the Toronto Stock Exchange immediately prior to the date of grant.  In all cases the exercise price may not be less than fair market value.  Securities are exercisable during a period established at the time of their grant provided that such period will expire no later than five years after the date of grant, subject to early termination of the option in the event the holder of the option dies or ceases to be a director, officer or employee of the Company or ceases to provide ongoing management or consulting services to the Company or entity controlled by the Company.  The maximum number of shares of common stock issuable upon exercise of securities granted pursuant to the Omnibus Plan is 50,000,000 shares of common stock.

[a]  Stock Options

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
 (in thousands, except share and per share data)

A summary of stock option activity under the Omnibus Plan is as follows:
	#	Weighted average
	of options	exercise price
Outstanding, December 31, 2014	17,264,495	0.56
Granted	5,283,750	1.01
Exercised	(310,000)	0.51
Forfeited	(749,150)	0.92
Outstanding, December 31, 2015	21,489,095	0.66
Granted	4,133,200	0.64
Exercised	(785,245)	0.41
Forfeited	(1,623,600)	0.93
Outstanding, December 31, 2016	23,213,450	0.65
Granted	3,270,200	0.45
Exercised	(141,000)	0.44
Forfeited	(1,629,500)	0.94
Outstanding, December 31, 2017	24,713,150	0.61

The following table summarizes information regarding stock options granted under the Omnibus Plan as at December 31, 2017:

		Weighted average		Aggregate
Exercise	Number	remaining	Number	intrinsic
price	outstanding	contractual life	exercisable	value

$0.37	100,000	9.9	-	$4,000
$0.39	329,000	5.2	329,000	-
$0.44	10,332,500	5.6	10,332,500	-
$0.45	3,042,700	9.8	-	-
$0.48	900,000	0.6	900,000	-
$0.59	2,427,200	8.2	615,863	-
$0.69	160,000	8.9	40,000	-
$0.78	100,000	8.6	25,000	-
$0.80	10,000	8.9	2,500	-
$0.85	561,250	8.6	140,313	-
$0.94	5,267,000	6.8	3,336,750	-
$1.02	350,000	7.4	175,000	-
$1.03	400,000	1.4	300,000	-
$1.16	733,500	7.5	366,750	-
	24,713,150	7.0	16,563,675	$4,000

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of fiscal 2017 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2017.  The amount changes based on the fair market value of the Company’s common stock.

For the years ended December 31, 2017, 2016 and 2015, $2,187, $2,627 and $1,334, respectively, were recorded for total stock-based compensation expense related to stock options under the Omnibus Plan.

The Company estimates the fair value of stock options granted using a Black-Scholes-Merton option pricing model.

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
 (in thousands, except share and per share data)

The assumptions used in determining the fair value of stock options granted are as follows:

	Year ended December 31,
	2017	2016	2015

Weighted average
Exercise price of stock options granted	$0.45	$0.64	$1.01
Fair value of stock options granted	$0.35	$0.55	$0.85
Expected volatility	91%	96%	98%
Risk-free interest rate	1.90%	1.0%	1.40%
Expected life (years)	7	7	7
Dividend yield	0%	0%	0%

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

As at December 31, 2017, there was $5,203 of total unrecognized compensation cost related to non-vested stock options under the Omnibus Plan, which is expected to be recognized over a weighted-average period of three years.

[b] Restricted Stock Units

Shares of our common stock issuable upon the future vesting of RSU Awards are referred to in this section as “Underlying Shares.”

Effective May 18, 2015, the Company granted 3,300,000 RSU Awards to various members of Company management, which awards vest in four equal annual installments commencing on the first anniversary of the effective grant date. The first and second increments of 825,000 RSU Awards each vested and the Underlying Shares were issued on May 18, 2016 and 2017, respectively. During the years ended December 31, 2016 and 2017, zero and 475,000 Underlying Shares were forfeited prior to the vesting date of the RSU Awards, respectively. The total grant date fair value of the remaining Underlying Shares, in the amount of $770, will be recognized evenly over the remaining vesting period.

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

Effective March 7, 2016, the Company granted 5,975,000 RSU Awards to various senior employees of the Company, which awards vest in four equal annual installments commencing on the first anniversary of the effective grant date. The first increment of 1,475,000 RSU Awards vested and the Underlying Shares were issued on March 7, 2017. During the years ended December 31, 2016 and 2017, 75,000 and 693,750 Underlying Shares were forfeited prior to the vesting date of the RSU Awards, respectively. The total grant date fair value of the Underlying Shares, net of the forfeitures, in the amount of $1,777, will be recognized evenly over the remaining vesting period.

Effective August 8, 2016, the Company granted 490,000 RSU Awards to various senior employees of the Company, which awards vest in four equal annual installments commencing on the first anniversary of the effective grant date. The first increment of 72,500 RSU Awards vested and the Underlying Shares were issued on August 8, 2017. During the years ended December 31, 2016 and 2017, 150,000 and 50,000 Underlying Shares were forfeited prior to the vesting date of the RSU Awards, respectively. The total grant date fair value of the Underlying Shares, net of the forfeitures, in the amount of $163, will be recognized evenly over the remaining vesting period.

Effective September 6, 2016, the Company granted 100,000 RSU Awards to a member of Company management, which awards vest in four equal annual installments commencing on the first anniversary of the effective grant date. The first increment of 25,000 RSU Awards vested and the Underlying Shares were issued on September 6, 2017. The total grant date fair value of the Underlying Shares, in the amount of $65, will be recognized evenly over the remaining vesting period.

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
 (in thousands, except share and per share data)

Effective February 2, 2017, the Company granted 2,650,000 performance based RSU Awards to various members of Company management. To the extent established performance criteria are met, as determined by the Compensation Committee of the Board of Directors, the awards vest in four equal annual installments commencing on the date that the Compensation Committee certifies that such performance criteria have been met. On March 24, 2018, the Compensation Committee certified the achievement of 49.7% of the performance targets established in this grant. The first increment of 329,469 RSU Awards vested on March 24, 2018. The unrecognized compensation of $838 will be recognized over the remaining vesting period.

Effective October 5, 2017, the Company granted 1,195,000 RSU Awards to various senior employees, which awards vest in four equal annual installments commencing on the first anniversary of the effective grant date. The total grant date fair value of the Underlying Shares, in the amount of $509, will be recognized evenly over the remaining vesting period.

For the years ended December 31, 2017, 2016 and 2015, $1,703, $1,470 and $985, respectively, were recorded for total stock-based compensation expense related to RSU Awards.

(ii) Fourth Amended and Restated Stock Option Plan (the “Old Plan”)

The Old Plan applied to all grants of options to directors, officers, employees and consultants of the Company or any entity controlled by the Company.  The exercise price for any option granted under the Old Plan was determined by the closing price of the Company’s common stock on the trading day prior to the grant date.  If the option was granted on a pre-determined basis, the exercise price was determined using the five-day volume weighted average price of the Company's common stock on the Toronto Stock Exchange immediately prior to the date of grant.  In all cases the exercise price was not less than fair market value.  Options were exercisable during a period established at the time of their grant provided that such period will expire five years after the date of grant, subject to extension per the terms of the plan or early termination of the option in the event the holder of the option dies or ceases to be a director, officer or employee of the Company or ceases to provide ongoing management or consulting services to the Company or entity controlled by the Company.  The maximum number of shares of common stock issuable upon the exercise of options granted pursuant to the Old Plan was equal to the greater of (i) 4,000,000 shares of common stock and (ii) 12.5% of the number of issued and outstanding shares of common stock.  Since the adoption of the Omnibus Plan, no options have been or will be issued under the Old Plan.

A summary of stock option activity under the Old Plan is as follows:
	#	Weighted average
	of options	exercise price
Outstanding, December 31, 2014	7,892,175	0.38
Exercised	(2,981,875)	0.49
Forfeited	(47,000)	0.56
Outstanding, December 31, 2015	4,863,300	0.31
Exercised	(2,495,050)	0.41
Forfeited	(329,500)	0.36
Outstanding, December 31, 2016	2,038,750	0.18
Exercised	(705,000)	0.18
Forfeited	(40,000)	0.18
Outstanding, December 31, 2017	1,293,750	0.18

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
 (in thousands, except share and per share data)

The following table summarizes information regarding stock options granted under the Old Plan as at December 31, 2017:

		Weighted average			Aggregate
Exercise	Number	remaining		Number	intrinsic
price	outstanding	contractual life		exercisable	value

$0.18	1,293,750	0.0	(1)	1,293,750	$298
(1) By the terms of the Old Plan, the options expire 10 business days after the end of the current blackout period.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of fiscal 2017 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2017.  The amount changes based on the fair market value of the Company’s common stock.

For the years ended December 31, 2017, 2016 and 2015, $0, $35 and $185, respectively, were recorded for total stock-based compensation expense related to options issued under the Old Plan.

As at December 31, 2017, there was no unrecognized compensation cost related to these options.

(iii) Warrants

A summary of the warrant activity is as follows:

	#	Weighted average
	of warrants	exercise price
Outstanding, December 31, 2014	4,959,206	$0.27
Exercised	(2,967,465)	0.30
Forfeited	(67,000)	0.51
Outstanding, December 31, 2015 and 2016	1,924,741	$0.25
Forfeited	(30,000)	2.20
Outstanding, December 31, 2017	1,894,741	$0.22

The fair value of warrants was determined using the Black-Scholes-Merton option pricing model.

The following table summarizes the warrant information as at December 31, 2017:

		Weighted average		Aggregate
Exercise	Number	remaining	Number	intrinsic
price	outstanding	contractual life	exercisable	value

$0.22	1,894,741	4.4	1,894,741	$360

No warrants were granted during the years ended December 31, 2017, 2016 or 2015.

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

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
 (in thousands, except share and per share data)

During the year ended December 31, 2017, the Company issued 842,973 shares of common stock with a fair value of $359 as payment of fees and retainers due to non-management directors.   During the year ended December 31, 2016, the Company issued 268,239 shares of common stock with a fair value of $210 as payment of fees and retainers due to non-management directors.   During the year ended December 31, 2015, the Company issued 290,575 shares of common stock with a fair value of $198 as payment of fees and retainers due to non-management directors.

12. Promissory Notes Receivable

On October 17, 2008, the Company loaned employees an aggregate of $209 through promissory notes to exercise stock options.  The promissory notes bear interest at 3.16% per annum and were repayable on October 17, 2013.  The Company extended the repayment of the promissory notes from October 17, 2013 to October 17, 2019.   As at December 31, 2017, the aggregate promissory note receivable, inclusive of accrued interest, was $189.

13. (Loss) Earnings Per Share

Basic (loss) earnings per share is computed by dividing net (loss) income for the year by the weighted average number of shares of common stock outstanding for the period.  Diluted (loss) earnings per share is computed by dividing net (loss) income for the year by the weighted average number of shares of common stock outstanding adjusted for the dilutive effect of preferred stock, restricted stock units, stock options and warrants.

The following table presents the calculation of basic and diluted earnings per share for the years ended December 31, 2017, 2016 and 2015.

	Year ended December 31,
	2017	2016	2015
Net (loss) income	$(31,315)	$(1,753)	$25,916

Weighted average shares of common stock outstanding
used in calculating basic EPS	278,248,337	281,690,556	233,489,798
Effect of dilutive preferred stock, restricted stock units,
stock options and warrants	-	-	11,856,883
Weighted average shares of common stock outstanding
used in calculating diluted EPS	278,248,337	281,690,556	245,346,681

Basic EPS	$(0.11)	$(0.01)	$0.11

Diluted EPS	$(0.11)	$(0.01)	$0.11

The following table summarizes the securities convertible into common stock that were outstanding as at December 31, 2017, 2016 and 2015 and were included in the computation of diluted income per share, if not antidilutive.

	Year ended December 31,
	2017	2016	2015

Options – 2012 Omnibus Securities and Incentive Plan	24,713,150	23,213,450	21,489,095
Restricted Stock Units – 2012 Omnibus Securities and Incentive Plan	6,393,750	8,815,000	4,438,000
Options – Fourth Amended and Restated Stock Option Plan	1,293,750	2,038,750	4,863,300
Warrants	1,894,741	1,924,741	1,924,741
	34,295,391	35,991,941	32,715,136

14. Supplemental Cash Flow Information

For each of the years presented, the Company did not pay any cash interest expense.

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
 (in thousands, except share and per share data)

15. Commitments and Contingencies

Commitments

The Company has multiple leases for facilities and equipment.  As of December 31, 2017, the Company had no outstanding capital leases.  Future minimum annual payments over the next five years and thereafter (exclusive of taxes, insurance and maintenance costs) under these commitments as of December 31, 2017 are as follows:

	Operating Leases
	Gross	Recovery	Net
2018	$3,074	$(834)	$2,240
2019	3,372	(834)	2,538
2020	2,095	-	2,095
2021	1,504	-	1,504
2022	-	-	-
Thereafter	-	-	-
	$10,045	$(1,668)	$8,377

On February 12, 2017, the Company entered into a sublease for its San Diego office, effective January 1, 2018, which is expected to generate a total recovery of $1,668 over two years beginning on January 1, 2018.

The Company periodically enters into contracts with customers and vendors in which the Company guarantees (i) a customer a minimum amount of revenue share for services the Company provides under the contract or (ii) a vendor a minimum fixed bandwidth fee commitment.  As at December 31, 2017, the total amount of these guarantees are $8,516 payable over the next 3 years as follows:  2018: $6,896; 2019: $1,298; and 2020: $322.  The Company believes that the future commitments are probable.

Contingencies

On the night of August 26, 2017, the Company experienced a problem during its streaming of the Mayweather vs. McGregor pay per view boxing event that affected a significant number of UFC.TV users. The Company does not believe the issue was systemic or fundamental to the NeuLion Digital Platform or the Company’s underlying technology. Following the event, the Company’s customer, UFC, put in place a refund program and refunded UFC’s Mayweather vs. McGregor pay per view customers.  The refunds were entirely funded by UFC (the Company collected such funds solely in its capacity as the UFC’s payment processor) in accordance with instructions received from the UFC.  The Company’s revenue for the year ended December 31, 2017 was impacted by these refunds to the extent that it would have shared, on a minority basis, in the revenue that was refunded and which would have been recorded on a net basis.

On November 27, 2017, the UFC and the Company settled any claims the UFC might have against the Company in connection with the Mayweather vs. McGregor pay per view event and the UFC agreed to indemnify and hold the Company harmless against any and all claims by the UFC or any third party.

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

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
 (in thousands, except share and per share data)

16. Segmented Information

The Company’s assets and operations are located in the United Sates, Asia and Europe. The Company operates in one segment. The Company’s chief operating decision-maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenue based on the type of product/service provided and by geographic region.  There are no segment managers who are held accountable by the chief operating decision maker for operations, operating results, and planning for levels or components below the consolidated unit level.  The Company has therefore determined that it has a single operating segment.  Total revenue from customers, based on the location of the customers, regardless of where the services were provided, was as follows:

	Year ended December 31,
	2017		2016		2015

North America	$58,495	61%	$65,395	66%	$64,146	68%
Asia	21,278	22%	21,502	22%	20,100	21%
Europe	14,296	15%	10,358	10%	6,249	7%
Australia	1,501	2%	2,533	2%	3,548	4%
	$95,570	100%	$99,788	100%	$94,043	100%

Total revenue from customers, based on the type of product/service provided, was as follows:

	Year ended December 31,
	2017		2016		2015

NeuLion Digital Platform	$64,528	68%	$67,874	68%	$66,088	70%
Consumer Electronics ("CE")	20,590	21%	21,241	21%	20,518	22%
MainConcept	10,452	11%	10,673	11%	7,437	8%
	$95,570	100%	$99,788	100%	$94,043	100%

Total property and equipment, categorized by the location of the assets, was as follows (1):

	December 31, 2017
	Cost	Accumulated Depreciation	Net book Value

North America	$23,475	$19,194	$4,281
Asia	1,182	932	250
Europe	4,591	1,020	3,571
	$29,248	$21,146	$8,102

	December 31, 2016
	Cost	Accumulated Depreciation	Net book Value

North America	$29,458	$16,617	$12,841
Asia	1,318	939	379
Europe	2,719	1,712	1,007
	$33,495	$19,268	$14,227

17. Income Taxes

The domestic and international components of income (loss) before provision for income taxes are presented as follows:

	Year ended
	December 31,
	2017	2016	2015

Domestic	$(4,332)	$2,890	$(2,475)
Foreign	(8,942)	(3,232)	544
Total loss before income taxes	$(13,274)	$(342)	$(1,931)

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
 (in thousands, except share and per share data)

Income tax expense (benefit) consists of the following:

	Year ended
	December 31,
	2017	2016	2015
Current:
Federal	$-	$-	$-
State	35	324	67
Foreign	2,821	3,379	4,457
Total current	$2,856	$3,703	$4,524
Deferred:
Federal	15,531	(1,244)	(32,534)
State	(36)	(716)	468
Foreign	(310)	(332)	(305)
Total deferred	15,185	(2,292)	(32,371)
Income tax expense (benefit)	$18,041	$1,411	$(27,847)

The Company is subject to income and other taxes in a variety of jurisdictions, including the United States, Canada, and various state jurisdictions.  A reconciliation of income taxes computed at the United States statutory rate to the Company's effective income tax rate is shown below.

	Year ended
	December 31,
	2017	2016	2015
Combined basic federal rate	35%	35%	35%
Income tax benefit based on statutory income tax rate	$(4,646)	$(119)	$(676)
Increase in income taxes resulting from:
Non-deductible expenses, state and foreign taxes	1,520	1,826	496
Foreign withholding taxes (net of foreign tax credit)	2,359
Net operating loss adjustment	7,351	207	-
Enactment of change in federal tax rate for future years	10,329	-	-
Change in valuation allowance	1,128	(503)	(27,667)
Income tax expense (benefit)	$18,041	$1,411	$(27,847)

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
 (in thousands, except share and per share data)

Deferred income taxes result principally from temporary differences in the recognition of loss carry-forwards and expense items for financial and income tax reporting purposes.  Significant components of the Company’s deferred tax assets as of December 31, 2017 and 2016 were as follows:

	As of,
	December 31,
	2017	2016
Deferred tax assets
Accrued expenses and deferred revenue	$1,715	$3,345
Intangible assets and goodwill	-	-
Stock options	312	510
Net operating losses	22,908	26,149
Credits	209	11,034
Other	588	1,092
Valuation allowance	(6,952)	(5,826)
Total deferred tax assets	$18,780	$36,304

Deferred tax liabilties
Property, plant and equipment	$(1,611)	$(2,154)
Intangible assets and goodwill	(872)	(2,469)
Foreign earnings	-	(200)
Total deferred tax liabilities	$(2,483)	$(4,823)

Total net deferred tax assets	$16,297	$31,481

As of December 31, 2017, the Company had federal and state net operating loss carryforwards of approximately $78,545 and $43,516, respectively.  The federal and state net operating losses do not include approximately $22,487 and $16,986, respectively, related to tax goodwill amortization that will not be realized for financial reporting purposes until the Company is able to take a tax benefit for those deductions. The federal and state net operating losses begin to expire in 2024 and 2018, respectively.  As of December 31, 2017, the Company had federal and state research and development credit carryforwards of approximately $210 and $86, respectively.  The federal research and development credit begins to expire in 2033. The state research and development credit carries forward indefinitely. The Company had foreign net operating loss carryforwards of approximately $20,816. Our ability to utilize our federal tax attribute carryforwards have been limited by Section 382 of the Internal Revenue Code of 1986, as amended (the ''Code''), which imposes an annual limit on the ability of a corporation that undergoes an ''ownership change'' to use its tax attribute carryforwards to reduce its liability.  An ownership change is generally defined as a greater than 50% increase in equity ownership by 5% shareholders in any three-year period.

At December 31, 2017, based on the weight of available evidence, including profitability in recent periods and the availability of expected future taxable income, the Company concluded that it is not more likely than not that the benefits of all deferred income tax assets will be realized. Accordingly, the Company increased the valuation allowances on some of its foreign and state related deferred income tax assets. The Company maintains a valuation allowance to offset foreign and certain state deferred tax assets, as realization of such assets do not meet the more-likely-than-not threshold. The net change in the total valuation allowance was an increase of $1,126 and a decrease of ($504) as of December 31, 2017 and December 31, 2016, respectively.

The Company accounts for income taxes in accordance with ASC Topic 740, “Income Taxes Recognition.”  The Company does not believe there are any material uncertain tax provisions under ASC 740.  The Company is subject to federal and state income tax, as well as income tax in various foreign jurisdictions in which the Company operates. The Company’s federal and state tax returns remain open and subject to potential government audit for the years 2014, 2015 and 2016. However, to the extent allowed by law the tax authorities may have the right to examine prior periods where net operating losses or tax credits were generated and carried forward, and make adjustments up to the amount of the net operating losses or credit carryforward amount.

The Tax Cuts and Jobs Act, enacted December 22, 2017, contains provisions that affect the Company in the current and future years. Reduction of the corporate tax rate from 35% to 21% reduced the value of our domestic deferred tax assets by $10,329, which is included in deferred tax expense in 2017. The Act also implemented a territorial tax system and imposed a repatriation tax on deemed repatriated earnings of foreign subsidiaries, neither of which had a significant impact on the current tax provision.

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
 (in thousands, except share and per share data)

The SEC issued SAB 118 on December 22, 2017 which addresses situations where the registrant does not have all the necessary information available or analyzed to complete the accounting for certain income tax effects under the 2017 Tax Act.  Due to the lack of authoritative guidance issued, complexity, and enactment timing of the Act, the Company has made a reasonable estimate of the income tax effects and intend to refine this estimate as additional guidance, clarification, and analysis is available.  Any changes to our estimate will be reflected in continuing operations in the period the amounts are determined and within the “measurement period” allowed under SAB 118.

18. Assets Held for Sale

On October 18, 2017, the Company entered into a contract to sell its office building located in Melville, New York (the “property”), subject to due diligence, for $7,300. Taking into consideration the contracted sales price, less the expected selling costs, at December 31, 2017 the Company estimated that the fair value of the property was $6,803. Since the net book value of the assets held for sale was $7,228, an impairment loss of $425 was recognized for the year ended December 31, 2017.

The net book value of the property in assets held for sale consisted of the following:

As of December 31,
2017
Land	$2,509
Building	4,294
$6,803

On December 18, 2017, the Company entered into an agreement to sell certain DivX Corporation assets, intellectual property and subsidiaries (collectively referred to as the “DivX assets”) to an affiliate of Fortress Investment Group LLC. The DivX assets are not core to NeuLion’s focus on the over-the-top (“OTT”) market and NeuLion expects that the transaction will provide it with lower operating costs and provide capital that the Company can leverage as it expands its presence in the global OTT arena.

Pursuant to the Purchase Agreement, NeuLion will sell the DivX assets for cash consideration of $41.5 million, subject to adjustment as specified in the Purchase Agreement. Taking into consideration the contracted sales price, less the expected selling costs, at December 31, 2017 the Company estimated that the fair value of the DivX assets exceeded the net book value. Accordingly, no impairment loss was recognized during the year ended December 31, 2017. The Company incurred approximately $476 of acquisition-related expenses during the year ended December 31, 2017 that are included in selling, general and administrative expenses, including stock-based compensation in the Consolidated Statements of Operations and Comprehensive Income (Loss).

The net book value of the DivX assets (liabilities) in assets held for sale consisted of the following:

As of December 31,
2017
Other receivables	$11
Prepaid expenses and deposits	1,118
Property, plant and equipment, net	100
Other assets	3,695
Intangible assets, net	10,108
Goodwill	6,541
Deferred revenue	(712)
Long-term deferred revenue	(106)
$20,755

19. Subsequent Events

On January 16, 2018, the Company completed the sale of the property described in Note 18 for total consideration of approximately $7,300. On closing, the Company incurred approximately $497 of selling-related expenses and received net cash consideration of $6,803.

On February 12 2018, the Company completed the sale of the DivX assets described above in Note 18. Total cash consideration for the sale was $41,500.  .

NEULION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, unless otherwise noted)
 (in thousands, except share and per share data)

On March 26, 2018, NeuLion entered into an Agreement and Plan of Merger (the “Merger Agreement”) with WME Entertainment Parent, LLC, a Delaware limited liability company (“Parent”) and Lion Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”).  Pursuant to the Merger Agreement, subject to the satisfaction or waiver of specified conditions, Merger Sub will merge with and into NeuLion, with NeuLion surviving the Merger as a wholly owned subsidiary of Parent (the “Merger”).  Pursuant to the Merger Agreement, at the effective time of the Merger, each of NeuLion’s issued and outstanding shares of common stock will be canceled and converted into the right to receive $0.84 in cash, without interest, less any applicable withholding taxes.  Prior to entering into the Merger Agreement, stockholders representing approximately 70%, in the aggregate, of NeuLion’s outstanding shares of common stock executed and delivered to NeuLion a written consent, effective upon the execution and delivery of the Merger Agreement, irrevocably approving and adopting the Merger Agreement and the transactions contemplated thereby.  The Merger cannot be consummated until the passing of 20 calendar days from the date on which NeuLion mails to its stockholders an information statement on Schedule 14C under the Securities Exchange Act of 1934, as amended.  Each party’s obligation to consummate the Merger is subject to certain conditions set forth in the Merger Agreement.

Also on March 26, 2018, NeuLion entered into a purchase agreement (the “Purchase Agreement”) with Stillwater Holding Company LLC pursuant to which NeuLion agreed to sell certain assets relating to its business of providing web publishing, ticketing and donor management services to athletic conferences, colleges and universities (collectively, the “Assets”). The sale of the Assets will close immediately prior to the closing of the Merger, and is conditioned solely upon the substantially concurrent closing of the Merger.  The Purchase Agreement automatically terminates upon a termination of the Merger Agreement in accordance with its terms.