Form 10-K/A
period 2017-12-31
NEULION, INC.
filed 2018-04-25
CIK 1387713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-K/A
(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                              to

Commission file number  000-53620

NEULION, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	98-0469479
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1600 Old Country Road, Plainview, NY	11803
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code  (516) 622-8300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
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

EXPLANATORY NOTE

NeuLion, Inc. (referred to as “NeuLion,” the “Company,” “we,” “our” or “us”) is filing this Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2017, which was originally filed on March 29, 2018 (the “Original Form 10-K”) to include the information required by Items 10 through 14 of Part III of Form 10-K.  This information was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the above-referenced items to be incorporated by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year ended December 31, 2017.

On March 26, 2018, we announced that NeuLion had entered into an agreement and plan of merger (the “Merger Agreement”) with WME Entertainment Parent, LLC (“Endeavor”) and Lion Merger Sub, Inc. (“Merger Sub”), a wholly owned subsidiary of Endeavor, pursuant to which Endeavor would acquire 100% of NeuLion’s common stock in an all-cash deal valued at approximately $250 million (the “Merger”).

The Merger, unanimously approved by NeuLion’s Board of Directors and by the written consent of holders of a majority of NeuLion’s outstanding common stock, is expected to close in the second quarter of 2018, subject to customary closing conditions, including the receipt of required regulatory approvals.  For further information, see our Current Report on Form 8-K filed on March 27, 2018.

Given the expected timing for the closing of the proposed Merger, we are filing this Form 10-K/A to include Part III information because we do not intend to file a definitive proxy statement within the required time period.  The impact of the Merger on compensation arrangements has not been addressed in this Form 10-K/A.  Except as otherwise specifically defined herein, all defined terms used in the Original Form 10-K shall have the same meanings in this Form 10-K/A.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Items 10 through 14 of Part III of the Original Form 10-K are hereby amended and restated in their entirety.  In addition, the Exhibit Index in Item 15 of Part IV of the Original Form 10-K is hereby amended and restated in its entirety to include the currently dated certifications required under Section 302 of the Sarbanes-Oxley Act of 2002, which are required to be filed as exhibits to this Form 10-K/A, and to indicate that the XBRL files were filed with the Original Form 10-K.  Because no financial statements are contained within this Form 10-K/A, we are not filing currently dated certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.  In addition, the “Business” section of Item 1 of Part I of the Original Form 10-K is hereby amended and restated in its entirety to correct the number of full-time employees.

Except as described above, this Form 10-K/A does not amend, modify or otherwise update any other information in the Original Form 10-K.  Except as reflected herein, this Form 10-K/A speaks as of the original filing date of the Original Form 10-K.  Accordingly, this Form 10-K/A should be read in conjunction with the Original Form 10-K and with our filings with the Securities and Exchange Commission (the “SEC”) subsequent to the filing of the Original Form 10-K.

NeuLion, Inc.

PART I

ITEM 1.	Business

Employees

As of March 27, 2018, we had 676 total employees, 496 of whom were full-time employees.  None of our employees is represented by a union or is party to a collective bargaining agreement, and we have not experienced any work stoppages.  We believe we have good relations with our employees.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The information required by this item regarding executive officers is incorporated herein by reference to the section titled “Executive Officers” in Item 1 of the Original Form 10-K.

The Board currently consists of 10 directors.  The Bylaws of the Company provide that the number of directors on the Board shall not be less than one nor more than 15 persons.  Each Board member has been a director since the date indicated below in his or her biographical and business information narrative and will hold office until his or her successor is duly elected or appointed.  There are no family relationships between the officers and directors of the Company other than the relationship between Nancy Li, our Executive Chair, and Charles B. Wang, a member of the Board, who are married to each other.

Biographical and Business Experience of Directors

The narrative below contains biographical and business information about the current directors, including name, office or position with the Company, date the Company directorship began, principal occupation, age, business experience and U.S. public company directorships during at least the past five years.

Gabriel A. Battista, 73, has been a director of the Company since March 2008.  He has been a member of the Board of Trustees since 2006 and Chairman since 2013 of the American University of Rome.  Mr. Battista was the Chairman of the Board of Trustees of Capitol Technology University from 2010 until 2014 and is presently a member of the Board of Trustees emeritus.  He also serves as a member of the Boards of Directors of Sentrillion, Network Alliance, and TEOCO and is the Chairperson of the Board of Directors of the National Italian American Foundation.  From 1999 until December 2006, Mr. Battista was the President, Chairman and Chief Executive Officer of Talk America.  Mr. Battista’s qualifications to serve on the Board include his success as a business leader with substantial experience in the area of telecommunications, which is a significant market for the Company’s services, as well as his experience having served as a board member of six publically traded companies in the Internet, software and telecommunications industries.

Robert E. Bostrom, 65, has been a director of the Company since August 2014.  Mr. Bostrom has been the Senior Vice President, General Counsel and Corporate Secretary of Abercrombie & Fitch, a retail apparel company, since January 2014. From December 2012 to December 2013, he was a shareholder and Co-Chairman of the Financial Regulatory and Compliance Group at Greenberg Traurig.  Mr. Bostrom has been admitted to practice law since 1980.  Mr. Bostrom’s qualifications to serve on the Board include his experience, in a legal career spanning more than 30 years, working and advising at senior levels of leadership in the banking sector, in private legal practice and inside a government sponsored enterprise.  He has advised boards of directors and committees on corporate governance issues, effective compliance and enterprise risk management programs, and crisis management.

John A. Coelho, 42, has been a director of the Company since January 2015.  Mr. Coelho is a partner at StepStone Group LP, a global private markets investment manager, where he has been employed since August 2007.  Mr. Coelho’s qualifications to serve on the Board include his extensive experience in advising and investing in emerging growth companies, including numerous venture capital, private equity, IPO and M&A transactions in the software, computing and digital media sectors.

Edward G. Goren, 73, has been a director of the Company since August 2017.  Mr. Goren is the President of Goren Media Group, a TV sports consulting business.  He joined FOX in 1994 to help launch FOX Sports and served as FOX Sports’ Executive Producer through July 2014.  He also served as Vice Chairman of FOX Sports Media Group from May 2010 through July 2014, overseeing all aspects of FOX Sports’ production during his tenure there.  From 1991 until 1994, Mr. Goren was Senior Producer at CBS Sports, where he worked on nearly every sport the network broadcast.  In 1990, he was the producer of CBS Sports’ Major League Baseball studio program.  From 1986 through 1989, he was the producer of CBS Sports’ The College Football Report and the annual Heisman Trophy Award presentation.  He joined CBS Sports in 1975 as a coordinating producer for CBS Sports Spectacular, the network’s sports anthology series, having started at CBS in 1966 as a copy boy in the news division.  A 47-time Emmy Award winner, Mr. Goren was inducted into the Broadcasting & Cable Hall of Fame in October 2011 and the Sports Broadcasting Hall of Fame in December 2012.  Mr. Goren’s qualifications to serve on the Board include his extensive experience with, and deep knowledge of, the entertainment and sports television industry.

James R. Hale, 59, has been a director of the Company since January 2015.  Since January 1999, Mr. Hale has been the Managing Partner of Parallax Capital Partners, LLC, a private equity firm focused on acquiring and operating application software and related services companies.  Since 2013, Mr. Hale has also been the managing member of Parallax Holdings, LLC, which is the general partner of Parallax Capital, L.P., which is the general partner of Parallax Capital Fund, L.P., which is a limited liability company member of PCF 1, LLC (“PCF”).  He served as Chairman of the Board of Directors of DivX Corporation (“DivX”) from March 2014 until the acquisition of DivX by the Company from PCF in January 2015.  Mr. Hale’s qualifications to serve on the Board include his corporate financial expertise and extensive experience with companies in the technology industry.

Shirley Strum Kenny, 83, has been a director of the Company since October 2008.  Dr. Kenny served as President of Stony Brook University from 1994 to 2009 and President of Queens College from 1985 to 1994.  She was Interim President at Georgia State University from July 2102 to January 2013.  Dr. Kenny has taught at the University of Texas, Gallaudet College, the Catholic University, and the University of Maryland, where she was Provost from 1979 to 1985.  Amongst many other accomplishments, she has also served on the Board of Directors of Toys ‘R’ Us, Inc. and of Computer Associates International, Inc. (“Computer Associates”), and as Vice Chair and Chair of Brookhaven Science Associates LLC, which manages Brookhaven National Laboratory.  Dr. Kenny’s qualifications to serve on the Board include her expertise as a successful educational administrator and her large public company board experience.

David Kronfeld, 70, has been a director of the Company since October 2008 and currently serves as Lead Independent Director.  Mr. Kronfeld is the Chairman of JK&B Capital, L.L.C., a venture capital firm, which he founded in 1995. Prior thereto he served as a General Partner at Boston Capital Ventures, the Vice President of Acquisitions and Venture Investments at Ameritech, a Senior Manager at Booz Allen & Hamilton and a Systems Analyst at Electronic Data Systems.  Since February 2010, Mr. Kronfeld has been a director, and a member of the compensation committee, of Dynasil Corporation of America (NASDAQ-GM:DYSL).  Mr. Kronfeld’s qualifications to serve on the Board include his extensive corporate financial expertise as an investor and venture capitalist.  Mr. Kronfeld is also greatly experienced in guiding early to mid-stage companies to evolve and mature and has served on many boards over the course of the past 20 years.

Nancy Li, 60, has been our Executive Chair since June 2016.  Ms. Li was our Executive Vice Chairman from January 2015 until June 2016 and was our President and Chief Executive Officer from October 2008 through January 2015.  Ms. Li founded NeuLion USA, Inc. (“NeuLion USA”), our wholly-owned subsidiary, and was its Chief Executive Officer from its inception in December 2003 until June 2016.  From 2001 to 2003, Ms. Li established and ran iCan SP, a provider of end-to-end service management software for information technology operations and a wholly-owned subsidiary of CA, Inc.  From 1990 to 2001, Ms. Li was Executive Vice President and Chief Technology Officer for Computer Associates (CA, Inc.’s predecessor), and prior to that held a variety of development and engineering management positions with such company.  Ms. Li is married to Charles B. Wang, a member of the Board.  Ms. Li’s qualifications to serve on the Board include her knowledge of information technology systems and her executive and business experience.  Ms. Li created the technology behind the Company’s successful platform and has an in-depth knowledge of the Company, its history and its industry.

Roy E. Reichbach, 56, has been our President and Chief Executive Officer since June 2016.  Mr. Reichbach has been President of NeuLion USA since June 2016.  He was our General Counsel and Corporate Secretary from October 2008 until June 2016 and was the General Counsel and Corporate Secretary of NeuLion USA from 2003 until June 2016.  From 2000 until October 2008, Mr. Reichbach was the General Counsel of the New York Islanders Hockey Club, L.P. (“New York Islanders”) and was responsible for the legal affairs of the club and its affiliated real estate companies.  Mr. Reichbach was also an Alternate Governor of the New York Islanders on the NHL Board of Governors from 2000 until 2016.  From 1994 until 2000, Mr. Reichbach was Vice President - Legal at Computer Associates.  Mr. Reichbach’s qualifications to serve on the Board include his executive management experience as well as his legal experience as a litigator in private practice and as in-house counsel for companies in several industries.

Charles B. Wang, 73, has been a director of the Company since October 2008, and served as the Chairman of the Board from October 2008 until June 2016.  Mr. Wang also has been an owner of the New York Islanders since July 2000.  In 1976, he founded Computer Associates, a provider of information technology management services, and served as its Chairman until November 2002.  Mr. Wang created the New York Islanders Children’s Foundation, has his own charitable foundation and is extremely active in supporting charitable causes such as Smile Train, Inc., which he co-founded, and the National Center for Missing & Exploited Children.  He is the author of “TECHNOVISION II: Every Executive’s Guide to Understanding and Mastering Technology and the Internet.”  Mr. Wang is married to Ms. Li.  Mr. Wang’s qualifications to serve on the Board include his status as a leading technology visionary and his experience in leading both technology start-ups and a Fortune 200 company.  He has built many relationships as an investor in China and familiarized himself with that economic market, which is a potentially important one for the Company.  Furthermore, Mr. Wang is also able to provide diverse and valuable finance and strategic expertise to the Board.

Director Qualifications and Review of Director Nominees

The process for identifying nominees for the Board is initiated by the Nominating Committee, which evaluates nominees based on the Company’s present and future strategic objectives and the specific skills required of the Board.  The Nominating Committee then makes recommendations to the Board regarding the size and composition of the Board, and recommends candidates for election to the Board.  In conducting a review of the Nominating Committee’s recommendations, the Board may consider age, experience, ability, qualifications, gender, race, independence from the Company and current Board members and such other factors as it deems appropriate given the current needs of the Company.

The Nominating Committee utilizes the same evaluation process for director nominees recommended by stockholders as it does for nominees it identifies on its own.  Due to the historically limited number of stockholder proposals received annually, the Nominating Committee does not believe that a separate policy for considering such nominations is necessary or efficient at this time.  Current members of the Board with skills and experience relevant to the Company’s strategic objectives are considered for re-nomination.

Compensation of Directors

The Company’s Compensation Committee annually reviews the directors’ compensation and makes its recommendations to the full Board for approval.  The Compensation Committee believes that the directors’ compensation is aligned with the Company’s performance on both a short-term and a long-term basis and that the Company’s compensation philosophy assists in attracting and retaining qualified individuals to serve as directors.  Directors who are also executives of the Company do not receive an annual retainer for service on the Board and are not currently entitled to any compensation for attending meetings of the Board, committees of the Board or meetings of the stockholders.  Ms. Li and Mr. Reichbach did not receive any compensation for service on the Board in 2017 as each was an officer of the Company.

The key elements of the Company’s non-executive director compensation are cash retainers and equity-based grants.  In recommending Board compensation, the Compensation Committee considers the significant amount of time that the directors spend fulfilling their duties and the skills required by directors.  Pursuant to the Amended and Restated Directors’ Compensation Plan (“Directors’ Compensation Plan”), the non-executive directors of the Company are required to receive at least 50% of their annual retainers and Board and committee meeting fees in shares of common stock of the Company (“Common Stock”) and may elect to receive up to 100% of their retainers and fees in Common Stock in lieu of cash compensation.

Effective January 1, 2017, each non-executive director was paid a base annual retainer of $50,000, in addition to which:  each committee member was paid an annual retainer of $5,000; the Nominating and Corporate Governance Committee chairman was paid an annual retainer of $5,000; and the Audit Committee and Compensation Committee chairmen and the Lead Independent Director were each paid an annual retainer of $10,000.  Non-executive directors are reimbursed for any out-of-pocket travel expenses incurred in order to attend meetings.

For the fiscal year ended December 31, 2017, each of the non-executive directors earned the following compensation in cash and/or Common Stock:

2017 DIRECTOR COMPENSATION

	Fees earned or
	paid in cash	Stock Awards	Total
Name	$	$(4)(5)	$

Gabriel A. Battista(1)	30,000	30,000	60,000
Shirley Strum Kenny(2)	22,500	37,500	60,000
David Kronfeld(3)	-	80,000	80,000
Charles B. Wang(3)	-	50,000	50,000
Robert E. Bostrom(1)	30,000	30,000	60,000
James R. Hale(3)	-	65,000	65,000
John A. Coelho(3)	-	55,000	55,000
Edward G. Goren(1)	10,326	10,326	20,652
	92,826	357,826	450,652
______________________________
(1)	Messrs. Battista, Bostrom and Goren each elected to receive his director compensation in 2017 as follows: 50% in cash and 50% in Common Stock.
(2)
Dr. Kenny elected to receive her director compensation in 2017 as follows:  In the first half of 2017, 25% in cash and 75% in Common Stock; in the second half of 2017, 50% in cash and 50% in Common Stock.

(3)	Messrs. Coelho, Hale, Kronfeld and Wang each elected to receive 100% of his 2017 director compensation in Common Stock.
(4)	For the fiscal year ended December 31, 2017, non-executive directors earned the following numbers of shares of Common Stock:

Gabriel A. Battista	70,658
Shirley Strum Kenny	87,815
David Kronfeld	188,423
Charles B. Wang	117,764
Robert E. Bostrom	70,658
James R. Hale	153,094
John A. Coelho	129,541
Edward G. Goren	25,020
842,973

The aggregate value of the 842,973 shares of Common Stock issued to the individuals above was $357,826 on the dates of issuance.
(5)
A portion of the director compensation may, at the director’s election, be paid in shares of Common Stock; the value of the below shares is calculated as of the indicated issuance dates and reflected in the Stock Awards column:

	June 20, 2017		December 20, 2017
	Shares	Grant date	Shares	Grant date
	granted	fair value per share	granted	fair value per share
	#	$	#	$
Gabriel A. Battista	34,313	0.437	36,345	0.413
Shirley Strum Kenny	51,470	0.437	36,345	0.413
David Kronfeld	91,503	0.437	96,920	0.413
Charles B. Wang	57,189	0.437	60,575	0.413
Robert E. Bostrom	34,313	0.437	36,345	0.413
James R. Hale	74,346	0.437	78,748	0.413
John A. Coelho	62,908	0.437	66,633	0.413
Edward G. Goren	N/A	N/A	25,020	0.413
	406,042		436,931

Audit Committee

The Audit Committee assists the Board in discharging its responsibilities relating to the financial management of the Company, including oversight of the accounting and financial reporting of the Company, the Company’s independent auditor and audits and the internal financial controls of the Company as well as the quality and integrity of the Company’s financial statements and reports and the qualifications, independence and performance of its auditors.  In addition, the Audit Committee is responsible for reviewing and discussing with management the Company’s policies with respect to risk assessment and risk management.

The Audit Committee is composed of a minimum of three directors.  As of the date hereof, the members of the Audit Committee are Mr. Hale (Chairman), Dr. Kenny and Mr. Kronfeld.  Each member of the Audit Committee is a non-employee of the Company whom the Board has determined to be an independent director.  The Board has determined that Messrs. Hale and Kronfeld qualify as “audit committee financial experts” as defined by the SEC.  In addition, the Board has determined that all of the Audit Committee members have sufficient knowledge in reading and understanding the Company’s financial statements to serve on the Audit Committee.

A copy of the Audit Committee Charter is available on the Company’s website at www.neulion.com.

Voting Agreement; Support Agreements

For information about a voting agreement and certain support agreements affecting certain of our directors, see “ITEM 13. – Certain Relationships and Related Transactions, and Director Independence – Stockholders’ Agreement” and “– Support Agreements.”

Legal Proceedings

To the best of the Company’s knowledge, there are no material proceedings in which any director, executive officer or affiliate of the Company, any owner of record or beneficially of more than five percent of any class of voting securities of the Company, or any associate of any such person, is a party adverse to the Company or any of its subsidiaries or has a material interest adverse to the Company or any of its subsidiaries.

To the best of the Company’s knowledge, during the past ten years there have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees involving any possibility of enjoining or suspending members of the Board or the Company’s executive officers from engaging in any business, securities or banking activities, and no member of the Board and no executive officer has been found to have violated, or been accused of having violated, any federal or state securities or commodities laws or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers and any beneficial owner of more than 10% of any class of the Company’s equity securities to file reports of ownership and changes in ownership with the SEC and furnish copies of the reports to the Company.  Based solely on the Company’s review of copies of such forms and written representations by the Company’s directors and executive officers received by it, the Company believes that during 2017, all such reports were timely filed with the exception of one Form 4 for each non-executive director disclosing such director’s compensation for the second half of 2017 and of one Form 5 for Dr. Kenny disclosing her gift of shares to her trust.

Code of Conduct

All of our directors, officers and employees are required to abide by the Company’s Code of Conduct to ensure that our business is conducted in a consistently legal and ethical manner.  Our policies and procedures cover all major areas of professional conduct, including employee policies, conflicts of interest, protection of confidential information, and compliance with applicable laws and regulations.  The Code of Conduct is available at the Company’s website at www.neulion.com.

ITEM 11.	Executive Compensation

Announcement of Entry Into Agreement and Plan of Merger with Endeavor

On March 26, 2018, we announced that NeuLion had entered into an agreement and plan of merger with Endeavor and Lion Merger Sub, Inc. pursuant to which Endeavor would acquire 100% of our Common Stock in an all-cash deal valued at approximately $250 million.  The Merger, unanimously approved by NeuLion’s Board of Directors and by the written consent of holders of a majority of our outstanding Common Stock, is expected to close in the second quarter of 2018, subject to customary closing conditions, including the receipt of required regulatory approvals.  The impact of the Merger on compensation arrangements has not been addressed in this Form 10-K/A.  For further information, see the “EXPLANATORY NOTE” as well as our Current Report on Form 8-K filed on March 27, 2018.

Executive Compensation Tables

2017 SUMMARY COMPENSATION TABLE

The following table provides information concerning the compensation of the person who served as our Chief Executive Officer and the persons who met the criteria for the two other most highly compensated executive officers during the last completed fiscal year, each of whom we refer to herein as a named executive officer (“Named Executive Officer”), for each of the last two completed fiscal years.

				Stock
		Salary	Bonus	Awards	Total
Name and Principal Position	Year	$	$	$(4)	$

Roy E. Reichbach(1)	2017	350,000	150,000	334,088	834,088
Chief Executive Officer	2016	275,000	100,000	393,180	768,180
Former General Counsel and Corporate Secretary

Nancy Li(2)	2017	450,000	200,000	334,088	984,088
Executive Chair	2016	450,000	200,000	491,475	1,141,475
Former Executive Vice Chairman

Michael (Horngwei) Her(3)	2017	300,000	100,000	267,270	667,270
Chief Technology Officer	2016	300,000	100,000	393,180	793,180
Former Co-Chief Technology Officer

Ronald Nunn	2017	300,000	100,000	267,270	667,270
Executive Vice President,	2016	300,000	100,000	393,180	793,180
Business Operations

J. Christopher Wagner	2017	300,000	100,000	267,270	667,270
Executive Vice President,	2016	300,000	100,000	393,180	793,180
Marketplace Strategy
_________________________
(1)	Mr. Reichbach became President and Chief Executive Officer on June 3, 2016. Prior to that, he served as General Counsel and Corporate Secretary from October 2008.
(2)	Ms. Li became Executive Chair on June 3, 2016. Prior to that, she served as Executive Vice Chairman from January 2015 and as President and Chief Executive Officer from October 2008.
(3)	Mr. Her became Chief Technology Officer on March 1, 2017. Prior to that, he served as Co-Chief Technology Officer from January 2015.
(4)
The amounts reported in the Stock Awards column represent the total fair value of shares of Common Stock issuable upon the future vesting of restricted stock unit awards (“RSU Awards”) (such shares, “Underlying Shares”) granted by the Company to each of the Named Executive Officers, calculated based on the closing fair market value of the Common Stock on the grant date. The grant date fair value of the RSU Awards was determined in accordance with ASC 718, assuming the likely probability of satisfying the performance criteria as determined on the date of grant. The following table sets forth detail corresponding to the total amounts set forth in the Stock Awards column above as it relates to the total fair value of the Underlying Shares issuable pursuant to the RSU Awards granted in 2017 and 2016:

	2017 Grants		2016 Grants		Total
Name	Fair Value		Fair Value		Fair Value
	$*		$*		$*
Roy E. Reichbach	334,088	(a)	393,180	(c)	727,268
Nancy Li	334,088	(a)	491,475	(d)	825,563
Michael (Horngwei) Her	267,270	(b)	393,180	(c)	660,450
Ronald Nunn	267,270	(b)	393,180	(c)	660,450
J. Christopher Wagner	267,270	(b)	393,180	(c)	660,450
________________________
*           The following assumptions were used in calculating the total amounts set forth in the above table:

		Underlying Shares	Fair Value/Share	Maximum Shares	Maximum Value
Note	Security	#	$	#	$

(a)	RSU Award	375,000	0.8909	500,000	445,450
(b)	RSU Award	300,000	0.8909	400,000	356,360
(c)	RSU Award	600,000	0.6553	NA	NA
(d)	RSU Award	750,000	0.6553	NA	NA

The RSU Awards were granted under the Amended and Restated NeuLion, Inc. 2012 Omnibus Securities and Incentive Plan (“2012 Plan”).

OUTSTANDING EQUITY AWARDS AT 2017 FISCAL YEAR END

The following table sets forth, for each Named Executive Officer, information regarding unexercised options, unvested stock awards and other equity incentive plan awards outstanding as of December 31, 2017.

	Option Awards					Stock Awards

						Number of shares or units of stock that have not vested		Market value of shares or units of stock that have not vested	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested		Equity incentive plan awards: market value of unearned shares, units or other rights that have not vested

	Number of Securities Underlying Unexercised Options(4)		Option Exercise Price	Option Expiration Date
	Exercisable	Unexercisable
Name	#	#	$			#		$	#		$

Roy E. Reichbach(1)	150,000	-	0.18	06/04/17	(5)	150,000	(6)	62,174	150,000	(6)	62,174
Chief Executive Officer	750,000	-	0.44	08/13/23		450,000	(7)	186,521	450,000	(7)	186,521
Former General Counsel and Corporate Secretary	112,500	37,500	0.94	05/12/24		-		-	500,000	(8)	207,246

Nancy Li(2)	450,000	-	0.18	06/04/17	(5)	375,000	(6)	155,435	375,000	(6)	155,435
Executive Chair	900,000	-	0.48	08/13/18		562,500	(7)	233,152	562,500	(7)	233,152
Former Executive Vice Chairman	300,000	100,000	1.03	05/12/19		-		-	500,000	(8)	207,246

Michael (Horngwei) Her(3)	200,000	-	0.18	06/04/17	(5)	200,000	(6)	82,898	200,000	(6)	82,898
Chief Technology Officer	1,000,000	-	0.44	08/13/23		450,000	(7)	186,521	450,000	(7)	186,521
Former Co-Chief Technology Officer	150,000	50,000	0.94	05/12/24		-		-	400,000	(8)	165,797

Ronald Nunn	200,000	-	0.18	06/04/17	(5)	200,000	(6)	82,898	200,000	(6)	82,898
Executive Vice President,	1,000,000	-	0.44	08/13/23		450,000	(7)	186,521	450,000	(7)	186,521
Business Operations	150,000	50,000	0.94	05/12/24		-		-	400,000	(8)	165,797

J. Christopher Wagner	50,000	-	0.18	06/04/17	(5)	100,000	(6)	41,449	100,000	(6)	41,449
Executive Vice President,	1,000,000	-	0.44	08/13/23		450,000	(7)	186,521	450,000	(7)	186,521
Marketplace Strategy	37,500	12,500	0.94	05/12/24		-		-	400,000	(8)	165,797
_________________________
(1)	Mr. Reichbach became President and Chief Executive Officer on June 3, 2016. Prior to that, he served as General Counsel and Corporate Secretary from October 2008.
(2)	Ms. Li became Executive Chair on June 3, 2016. Prior to that, she served as Executive Vice Chairman from January 2015 and as President and Chief Executive Officer from October 2008.
(3)	Mr. Her became Chief Technology Officer on March 1, 2017. Prior to that, he served as Co-Chief Technology Officer from January 2015.

(4)
Options granted to Ms. Li vest at a rate of one-quarter of their allotted amount per year and are exercisable for a period of five years from the date of grant.  Options granted to Messrs. Reichbach, Her, Nunn and Wagner (i) prior to June 5, 2012 vest at a rate of one-quarter of their allotted amount per year and are exercisable for a period of five years from the date of grant and (ii) since June 5, 2012 vest at a rate of one-quarter of their allotted amount per year and are exercisable for a period of ten years from the date of grant.

(5)
The expiration date of these options was extended per the terms of the Fourth Amended and Restated Stock Option Plan (“Stock Option Plan”) due to the occurrence of a blackout period.  The options expire 10 business days after the end of such blackout period.

(6)	These RSU Awards vest in four equal annual installments commencing on the first anniversary of May 18, 2015, the effective grant date.
(7)	These RSU Awards vest in four equal annual installments commencing on the first anniversary of March 7, 2016, the effective grant date.
(8)
Represents the number of performance-based RSU Awards granted in February 2017.  When certified for issuance, the RSUs vest in four equal annual installments (on the certification date and on each of the first three anniversaries thereof).

Payments in Connection with Termination or Change in Control

The Company does not have any employment agreements or other related arrangements with any Named Executive Officer and is not a party to any other contract, agreement, plan or arrangement (written or unwritten) that provides for payment following a change in a Named Executive Officer’s responsibilities or following a change in control.  The Company has no other plan that provides for the payment of retirement benefits, or other benefits that will be paid primarily following retirement, or at, following, or in connection with the resignation, retirement or other termination of a Named Executive Officer.

The Company’s 2012 Plan and Stock Option Plan each provide for immediate vesting of all outstanding awards held thereunder by plan participants if any such person’s employment, directorship, or other association, as the case may be, with the Company is terminated (other than for cause) prior to the expiry of such awards by virtue of, or in connection with, a change of control (as this term is defined in each respective plan) of the Company.  The Board of the Company may also provide in its discretion for vesting under such plans if there is a take-over bid or issuer bid (as such terms are defined in each plan with such a provision) or in the event of a change of control.

The impact of the Merger on compensation arrangements has not been addressed in this Form 10-K/A.  For further information, see the “EXPLANATORY NOTE” as well as our Current Report on Form 8-K filed on March 27, 2018.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of April 16, 2018, certain information concerning the beneficial ownership of our Common Stock by:  (i) each stockholder known by us to own beneficially five percent or more of our outstanding Common Stock; (ii) each director; (iii) each Named Executive Officer; and (iv) all of our executive officers and directors as a group.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

	Shares Beneficially		Percent of
Name and Address of Beneficial Owner(1)	Owned(2)		Class(3)

Nancy Li	81,218,457	(4)	28.8%
Charles B. Wang	81,218,457	(5)	28.8%
James R. Hale	63,728,989	(6)	22.7%
PCF 1, LLC (7)	61,731,172		22.0%
David Kronfeld	38,954,987	(8)	13.9%
AvantaLion LLC (9)	22,820,650		8.1%
JK&B Capital V, L.P. (10)	20,592,850		7.3%
JK&B Capital V Special Opportunity Fund, L.P. (10)	15,534,956		5.5%
Roy E. Reichbach	7,193,682	(11)	2.6%
Michael (Horngwei) Her	4,822,150	(12)	1.7%
Ronald Nunn	4,808,048	(13)	1.7%
J. Christopher Wagner	2,741,771	(14)	1.0%
Parallax Capital Fund, L.P. (7)	1,747,000		*
Gabriel A. Battista	760,067	(15)	*
Shirley Strum Kenny	748,989	(16)	*
John A. Coelho	211,076		*
Robert E. Bostrom	121,716		*
Edward G. Goren	25,020		*

All current directors and executive officers (15 persons)	206,017,950		73.3%
_________________________
* Less than 1%
(1)	Unless otherwise indicated, the address of such individual is c/o NeuLion, Inc., 1600 Old Country Road, Plainview, New York 11803.
(2)	The total number of shares beneficially owned includes shares over which the named person could have acquired voting power or investment power within 60 days after April 16, 2018.
(3)	Based upon 280,334,268 shares of Common Stock outstanding as of April 16, 2018.
(4)
Includes (i) 56,040 shares of Common Stock held indirectly by two trusts for the benefit of Ms. Li’s children for which Ms. Li is the trustee, (ii) 1,999,664 shares of Common Stock underlying options and RSU Awards and (iii) 37,812,697 shares of Common Stock beneficially owned by Mr. Wang, Ms. Li’s spouse, of which Ms. Li disclaims beneficial ownership. See Footnote (5) below.

(5)
Includes (i) 22,820,650 shares of Common Stock held by AvantaLion LLC (“AvantaLion”), a limited liability company controlled by Mr. Wang, (ii) 256,040 shares of Common Stock held indirectly by two trusts for the benefit of Mr. Wang’s grandchildren, for which Mr. Wang is the trustee and (iii) 43,405,760 shares of Common Stock beneficially owned by Ms. Li, Mr. Wang’s spouse. Excludes (i) 15,534,956 shares of Common Stock owned by JK&B Capital V Special Opportunity Fund, L.P. (“JK&B SOF”), an entity in which Mr. Wang has an 85% pecuniary interest and (ii) 5,000,000 shares of Common Stock held by a trust for the benefit of Mr. Wang’s children (the “2012 Trust”). Mr. Wang does not have voting or dispositive power over the shares held by Ms. Li, JK&B SOF, or the 2012 Trust and disclaims beneficial ownership of all such shares.

(6)
Includes 61,731,172 shares of Common Stock controlled by PCF 1, LLC (“PCF”) and 1,747,000 shares of Common Stock controlled by Parallax Capital Fund, L.P.  Mr. Hale is the managing member of Parallax Holdings, LLC, which is the general partner of Parallax Capital, L.P., which is the general partner of Parallax Capital Fund, L.P., which is a limited liability company member of PCF.  Mr. Hale may be deemed to be the indirect beneficial owner of the reported securities by virtue of his indirect control of Parallax Capital Fund, L.P. and PCF.  Mr. Hale disclaims beneficial ownership of the reported securities to the extent such beneficial ownership exceeds his pecuniary interests therein.

(7)	The address of this beneficial owner is 23332 Mill Creek Dr., Suite 155, Laguna Hills, California 92653. This beneficial owner is controlled by Mr. Hale. See Footnote (6) above.
(8)
Includes 2,006,300 shares of Common Stock directly owned by DKB JTV Holdings, LLC, an entity controlled by Mr. Kronfeld.  Mr. Kronfeld disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.  Also includes (i) 20,592,850 shares of Common Stock directly owned by JK&B Capital V, L.P. (“JK&B”) and (ii) 15,534,956 shares of Common Stock directly owned by JK&B SOF. Mr. Kronfeld is the managing member of JK&B Capital V, L.L.C., the general partner of JK&B Management V, L.P. (“JK&B Management”). JK&B Management is the general partner of both JK&B and JK&B SOF. Mr. Kronfeld, JK&B Capital V, L.L.C. and JK&B Management each may be deemed to have sole voting and dispositive power over the shares.  Mr. Kronfeld disclaims beneficial ownership of the Common Stock owned by JK&B and JK&B SOF except to the extent of his pecuniary interest therein.

(9)	AvantaLion is a limited liability company controlled by Mr. Wang. See Footnote (5) above.
(10)
The address of this beneficial owner is c/o JK&B Capital, Two Prudential Plaza, 180 N. Stetson Avenue, Suite 4500, Chicago, Illinois 60601.  This beneficial owner is controlled by Mr. Kronfeld.  See Footnote (8) above.

(11)
Includes (i) 1,187,164 shares of Common Stock underlying options and RSU Awards and (ii) 5,000,000 shares of Common Stock held by the 2012 Trust.  Mr. Reichbach is the trustee of the 2012 Trust and in such capacity has voting and dispositive control with respect to such shares.  Mr. Reichbach disclaims beneficial ownership of the shares held by the 2012 Trust.

(12)	Includes (i) 1,549,731 shares of Common Stock underlying options and RSU Awards and (ii) 6,000 shares of Common Stock owned by Mr. Her’s wife.
(13)	Includes 1,549,731 shares of Common Stock underlying options and RSU Awards.
(14)	Includes 1,199,731 shares of Common Stock underlying options and RSU Awards.
(15)	Includes (i) 100,000 shares of Common Stock underlying options and (ii) 660,067 shares of Common Stock held by the Gabriel A Battista TR UA 08/22/2006 Gabriel A Battista Revocable Trust.
(16)	Held by the Shirley Kenny Revocable Trust UAD 03/11/2010.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2017 with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance:

Equity Compensation Plan Information

	Number of		Number of securities
	securities to be		remaining available for
	issued upon		future issuance under
	exercise of	Weighted-average	equity compensation
	outstanding	exercise price of	plans (excluding
	options, warrants	outstanding options,	securities reflected in
Plan Category	and rights(5)	warrants and rights	column (a))
	(a)	(b)	(c)
Equity compensation plans
approved by security holders

Amended and Restated NeuLion, Inc. 2012	33,756,900	$0.45	10,875,124
Omnibus Securities and Incentive Plan(1)

Fourth Amended and Restated Stock	1,293,750	$0.18	N/A
Option Plan(2)

Amended and Restated Directors’	0	N/A	1,141,880
Compensation Plan(3)

Employee Share Purchase Plan(4)	N/A	NA	N/A

Equity compensation plans not	N/A	N/A	N/A
approved by security holders

Total	35,050,650	$0.44	12,017,004
_________________________
(1)	The maximum number of shares of Common Stock issuable upon exercise of securities granted pursuant to the 2012 Plan is 50,000,000.
(2)
The maximum number of shares of Common Stock issuable upon exercise of options granted pursuant to the Stock Option Plan is equal to the greater of (i) 4,000,000 shares of Common Stock and (ii) 12.5% of the number of issued and outstanding shares of Common Stock from time to time.  As a result, any increase in the issued and outstanding shares will result in an increase in the number of shares of Common Stock available for issuance under the Stock Option Plan, and any exercises of options will make new grants available under the Stock Option Plan.  No new option awards will be made under the Stock Option Plan; however, outstanding awards under the Stock Option Plan will remain in effect pursuant to their terms.  All awards of options are currently made under the 2012 Plan.

(3)	Shares of Common Stock are issued directly under the Directors’ Compensation Plan without exercise of any option, warrant or right.
(4)	We have not issued shares under the Employee Share Purchase Plan since its approval by our stockholders.
(5)	This column reflects grants of options and RSU Awards, including performance-based RSU Awards.

On May 9, 2012 (“Issuance Date”), we executed a warrant certificate in favor of Raine Advisors LLC, a consultant, for the issuance of up to 3,789,482 warrants to purchase up to such number of shares of Common Stock of the Company at an exercise price of $0.2201 per share (a weighted-average exercise price of $0.2201 per share).  On the Issuance Date, 1,894,741 warrants automatically vested.  The remaining 1,894,741 warrants shall vest on such date that occurs prior to the expiration date, which shall be 10 years from the Issuance Date, upon Raine’s satisfaction of certain conditions set forth in the warrant certificate.  All of such warrants were outstanding as of December 31, 2017.

In 2016, the Company entered into a consulting arrangement with Arthur J. McCarthy, its former Chief Financial Officer.  Mr. McCarthy’s arrangement provided for a fee of $275,000 and payment of medical/dental premiums through June 30, 2017, as well as continued vesting of equity compensation through June 30, 2020.  In 2017, it was agreed that the consulting services would be provided on a month-to-month basis, with the fee pro-rated accordingly.  The arrangement was approved by the Board.

DESCRIPTION OF EQUITY COMPENSATION PLANS

The following are summary descriptions of the Company’s equity-based compensation plans, and is qualified by the text of the plans themselves.  The impact of the Merger and of modifications to the Internal Revenue Code of 1986, as amended (“IRC”), on such plans has not been addressed in this Form 10-K/A.  For further information, see the “EXPLANATORY NOTE” as well as our Current Report on Form 8-K filed on March 27, 2018.

2012 Plan

With the approval of the Toronto Stock Exchange (“TSX”), on March 1, 2017 the Board amended and restated the 2012 Plan by changing the second instance of the word “shall” to “may” in the first sentence of Section 17.8 to better reflect the original intent of the Corporation in adopting the 2012 Plan.  Per Article XVI of the 2012 Plan, an amendment of this nature does not require stockholder approval.

The following is a summary of the material provisions of the 2012 Plan, and is qualified in its entirety by reference to the complete text of the 2012 Plan, a copy of which is found at Exhibit 10.8 to our Annual Report on Form 10-K filed with the SEC on March 1, 2017.  For the purposes of this general description, references to capitalized terms not defined here have the meanings ascribed to them in the 2012 Plan.

Administration.  The 2012 Plan is administered by the Compensation Committee of the Board, which consists of three members of the Board, each of whom is a “non-employee director” within the meaning of Rule 16b-3 promulgated under the Exchange Act and an “outside director” within the meaning of IRC Section 162(m). Among other things, the Compensation Committee has complete discretion, subject to the express limits of the 2012 Plan, to determine the non-employee directors, employees and non-employee consultants to be granted an award, the type of award to be granted, the terms and conditions of the award, the form of payment to be made and/or the number of shares of Common Stock subject to each award, the exercise price of each award which is an Option and the base value of each award which is a stock appreciation right (“SAR”), the term of each award, the vesting schedule for an award, whether to accelerate vesting, the value of the Common Stock underlying the award, and the required withholding, if any.  Subject to the express limits of the 2012 Plan and any applicable stock exchange rule on which the shares of Common Stock trade at the applicable time, the Board may amend, modify or terminate any outstanding award, provided that the participant’s consent to such action is required if the action would impair the participant’s rights or entitlements with respect to that award.  The Compensation Committee is also authorized to construe the award agreements, and may prescribe rules relating to the 2012 Plan. Notwithstanding the foregoing, the Compensation Committee does not have any authority to grant or modify an award under the 2012 Plan with terms or conditions that would cause the grant, vesting or exercise thereof to be considered nonqualified “deferred compensation” subject to IRC Section 409A.

Grant of Awards; Shares Available for Awards.  The 2012 Plan provides for the grant of Options, SARs, performance share awards, performance unit awards, distribution equivalent rights, restricted stock awards, restricted stock unit awards and unrestricted stock awards to non-employee directors, employees and non-employee consultants of the Company and its affiliates.  The Company has reserved a total of 50,000,000 shares of Common Stock for issuance as or under awards to be made under the 2012 Plan.  If any award lapses, expires, is cancelled, is terminated unexercised or ceases to be exercisable or issuable for any reason, or the rights of its holder terminate, the number of shares of Common Stock subject thereto is again available for grant under the 2012 Plan.  The number of shares of Common Stock for which awards of Options or SARs may be granted under the 2012 Plan to an employee is limited in any calendar year to 1,000,000 shares.

Currently, all of our employees, our non-employee directors and our non-employee consultants are eligible to receive Awards under the 2012 Plan.  Future new hires and additional non-employee directors and/or consultants would be eligible to receive Awards under the 2012 Plan as well.  The number of Awards to be granted to executives and non-employee directors cannot be determined at this time as the grant of Awards is dependent upon various factors such as hiring requirements and job performance.

Options.  Options granted under the 2012 Plan may be either “incentive stock options” (“ISOs”), which are intended to meet the requirements for special federal income tax treatment under the IRC, or “nonqualified stock options” (“NQSOs”).  Options may be granted on such terms and conditions as the Compensation Committee may determine; provided, however, that the per share exercise price under an Option may not be less than the fair market value of a share of Common Stock on the date of grant calculated using the five-day volume weighted average trading price of Common Stock and the term of the Option may not exceed 10 years (110% of such value and 5 years in the case of an ISO granted to an employee who owns (or is deemed to own) more than 10% of the total combined voting power of all classes of capital stock of the Company or a parent or subsidiary of the Company).  ISOs may only be granted to participants who are employees. In addition, the aggregate fair market value of the Common Stock covered by one or more ISOs (determined at the time of grant) which are exercisable for the first time by a participant who is an employee during any calendar year may not exceed $100,000. Any excess is treated as an NQSO.

SARs.  A SAR entitles the participant, upon exercise, to receive an amount, in cash or stock or a combination thereof, equal to the increase in the fair market value of the underlying Common Stock between the date of grant and the date of exercise. SARs may be granted in tandem with, or independently of, Options granted under the 2012 Plan.  A SAR granted in tandem with an Option: (i) is exercisable only at such times, and to the extent, that the related Option is exercisable in accordance with the procedure for exercise of the related Option; (ii) terminates upon termination or exercise of the related Option (likewise, an Option granted in tandem with a SAR terminates upon exercise of the SAR); (iii) is transferable (in the very limited contexts permitted under the 2012 Plan) only with the related Option; and (iv) may be exercised only when the value of the stock subject to the Option exceeds the exercise price under the Option. A SAR that is not granted in tandem with an Option is exercisable at such times as the Compensation Committee may specify.

Performance Unit Awards and Performance Share Awards.  Performance unit awards and performance share awards entitle the participant to receive cash or shares of Common Stock upon the attainment of specified performance goals.  In the case of performance unit awards, the right to acquire the units is denominated in cash values.

Distribution Equivalent Rights Awards.  A distribution equivalent rights award entitles the participant to receive bookkeeping credits, cash payments and/or distributions of Common Stock equal in amount to the distributions that would have been made to the participant had the participant held a specified number of shares of Common Stock during the period the participant held the distribution equivalent rights.  A distribution equivalent right may be awarded as a component of another award, other than an Option, under the 2012 Plan, where, if so awarded, such distribution equivalent right will expire or be forfeited by the participant under the same conditions as under such other award.  Distribution equivalent rights may not be awarded as a component of an Option.

Restricted Stock Awards and Restricted Stock Unit Awards.  A restricted stock award is a grant or sale of Common Stock to the participant, subject to the Company’s right to repurchase all or part of the shares at their purchase price (or to require forfeiture of such shares if issued to the participant at no cost) in the event that conditions specified by the Compensation Committee in the award are not satisfied prior to the end of the time period during which the shares subject to the award may be repurchased by or forfeited to the Company.  A restricted stock unit entitles the participant to receive (i) a cash payment equal to the fair market value of a share of Common Stock or (ii) a share of Common Stock, as determined by the Compensation Committee, for each restricted stock unit subject to such restricted stock unit award, if the participant satisfies the applicable vesting requirements.

Unrestricted Stock Awards.  An unrestricted stock award is a grant or sale of shares of Common Stock to the participant that is not subject to transfer, forfeiture or other restrictions, in consideration for past services rendered to the Company or an affiliate or for other valid consideration.

Change of Control Provisions.  In the event of a change of control of the Company (as defined in the 2012 Plan), all then-outstanding awards will automatically become fully vested and, as applicable, immediately and fully exercisable.

Amendment and Termination.  The Compensation Committee may adopt, amend and rescind rules relating to the administration of the 2012 Plan. The Board may in its discretion at any time terminate the 2012 Plan with respect to any shares of Common Stock for which awards have not yet been granted; provided, that the 2012 Plan’s termination may not materially and adversely impair the rights of a participant with respect to any award granted to the participant before that time, without the participant’s consent. The Board may without stockholder approval but subject to receipt of the approval of the TSX, in its sole discretion make: (i) amendments to the 2012 Plan of a housekeeping nature; (ii) a change to the vesting provisions of an award or the 2012 Plan; (iii) a change to the termination provisions of an award or the 2012 Plan which does not entail an extension beyond the original expiry date, except as contemplated in the 2012 Plan; and (iv) the addition of a cashless exercise feature, payable in cash or securities, which provides for a full deduction of the number of underlying securities from the 2012 Plan reserve; provided, however (and subject to the following sentence), that without the approval by a majority of the votes cast at a meeting of stockholders at which a quorum representing a majority of the shares of the Company entitled to vote generally in the election of directors is present in person or by proxy, no amendment or modification of the 2012 Plan may:

•	modify the limits with respect to the maximum number of shares of Common Stock reserved for grant under the 2012 Plan;
•	amend the article of the 2012 Plan addressing amendments and terminations;
•	amend, modify or suspend certain repricing prohibitions of the 2012 Plan, including reducing the exercise price of an award which is an Option benefiting an insider;
•	extend the term of an award which is an Option benefiting an insider;
•	disproportionately increase the benefits accruing to insiders; or
•	amend the limits with respect to insiders set forth in the 2012 Plan.

With respect to the last four bullets, any stockholder approval at a meeting of stockholders must exclude any shares of the Company voted by any insiders benefiting from the amendment or modification. For greater certainty, shares of the Company voted by any holder and any insider will be included in the applicable quorum and stockholder vote with respect to an increase in the maximum number of shares issuable under the 2012 Plan.

Except as expressly provided in the 2012 Plan, the issuance by the Company of shares of stock of any class or securities convertible into shares of stock of any class, for cash, property, labor or services, upon direct sale, upon the exercise of rights or warrants to subscribe therefor or upon conversion of shares or obligations of the Company convertible into such shares or other securities, and in any case whether or not for fair value, shall not affect previously granted Awards, and no adjustment by reason thereof shall be made with respect to the number of shares of Common Stock subject to Awards theretofore granted or the purchase price per share, if applicable.

Assignability.  No Award under the 2012 Plan or any Award Agreement and no rights or interests in the 2012 Plan or any Award Agreement, shall or may be assigned, transferred, sold, exchanged, encumbered, pledged or otherwise hypothecated or disposed of by a Holder except (i) by will or by the laws of descent and distribution or (ii) except for an ISO, by gift to any Family Member of the Holder. An Award may be exercisable during the lifetime of the Holder only by such Holder or by the Holder’s guardian or legal representative unless it has been transferred by gift to a Family Member of the Holder, in which case it shall be exercisable solely by such transferee. Notwithstanding any such transfer, the Holder shall continue to be subject to the withholding requirements provided for under Section 17.3 of the 2012 Plan.

Cessation.  Except to the extent inconsistent with the terms of the applicable Award Agreement and/or the provisions of Section 6.4 or 6.5 of the 2012 Plan, the following terms and conditions shall apply with respect to the termination of a Holder’s employment with, or status as a Director of, the Company or an Affiliate, as applicable, for any reason, including, without limitation, Total and Permanent Disability or death:

•	The Holder’s rights, if any, to exercise any then exercisable NQSOs and/or SARs shall terminate:
o
If such termination is for a reason other than the Holder’s Total and Permanent Disability or death, three months after the date of such termination of employment or after the date of such termination of Director status;

o	If such termination is on account of the Holder’s Total and Permanent Disability, one year after the date of such termination of employment or Director status; or
o	If such termination is on account of the Holder’s death, one year after the date of the Holder’s death.

Upon such applicable date the Holder (and such Holder’s estate, designated beneficiary or other legal representative) shall forfeit any rights or interests in or with respect to any such NQSOs and SARs.

•	The Holder’s rights, if any, to exercise any then exercisable ISO shall terminate:
o	If such termination is for a reason other than the Holder’s Total and Permanent Disability or death, three months after the date of such termination of employment;
o	If such termination is on account of the Holder’s Total and Permanent Disability, one year after the date of such termination of employment; or
o	If such termination is on account of the Holder’s death, one year after the date of the Holder’s death.

Upon such applicable date the Holder (and such Holder’s estate, designated beneficiary or other legal representative) shall forfeit any rights or interests in or with respect to any such ISOs.

•
If a Holder’s employment with, or status as a Director of, the Company or an Affiliate, as applicable, terminates for any reason prior to the actual or deemed satisfaction and/or lapse of the Restrictions, vesting requirements, terms and conditions applicable to a Restricted Stock Award and/or Restricted Stock Unit Award, such Restricted Stock and/or Restricted Stock Units shall immediately be canceled, and the Holder (and such Holder’s estate, designated beneficiary or other legal representative) shall forfeit any rights or interests in and with respect to any such Restricted Stock and/or Restricted Stock Units. The immediately preceding sentence to the contrary notwithstanding, the Committee, in its sole discretion, may determine, prior to or within 30 days after the date of such termination of employment or Director status, that all or a portion of any such Holder’s Restricted Stock and/or Restricted Stock Units shall not be so canceled and forfeited.

Except to the extent inconsistent with the terms of the applicable Award Agreement and/or the provisions of Section 6.4 or 6.5 of the 2012 Plan, the following terms and conditions shall apply with respect to the termination of a Holder’s status as a Consultant, for any reason:

•	The Holder’s rights, if any, to exercise any then exercisable NQSOs and/or SARs shall terminate:
o	If such termination is for a reason other than the Holder’s death, three months after the date of such termination; or
o	If such termination is on account of the Holder’s death, one year after the date of the Holder’s death.

•
If the status of a Holder as a Consultant terminates for any reason prior to the actual or deemed satisfaction and/or lapse of the Restrictions, vesting requirements, terms and conditions applicable to a Restricted Stock Award and/or Restricted Stock Unit Award, such Restricted Stock and/or Restricted Stock Units shall immediately be canceled, and the Holder (and such Holder’s estate, designated beneficiary or other legal representative) shall forfeit any rights or interests in and with respect to any such Restricted Stock and/or Restricted Stock Units. The immediately preceding sentence to the contrary notwithstanding, the Committee, in its sole discretion, may determine, prior to or within 30 days after the date of such termination of such a Holder’s status as a Consultant, that all or a portion of any such Holder’s Restricted Stock and/or Restricted Stock Units shall not be so canceled and forfeited.

Except to the extent inconsistent with the terms of the applicable Award Agreement, and notwithstanding anything to the contrary contained in Article VI of the 2012 Plan, if a Holder’s employment with, or status as a Director of, the Company or an Affiliate shall terminate, and if, within ninety days of such termination, such Holder shall become a Consultant, such Holder’s rights with respect to any Award or portion thereof granted thereto prior to the date of such termination may be preserved, if and to the extent determined by the Committee in its sole discretion, as if such Holder had been a Consultant for the entire period during which such Award or portion thereof had been outstanding. Should the Committee effect such determination with respect to such Holder, for all purposes of the Plan, such Holder shall not be treated as if his or her employment or Director status had terminated until such time as his or her Consultant status shall terminate, in which case his or her Award, as it may have been reduced in connection with the Holder’s becoming a Consultant, shall be treated pursuant to the provisions of Section 6.3 of the 2012 Plan; provided, however, that any such Award which is intended to be an ISO shall, upon the Holder’s no longer being an Employee, automatically convert to an NQSO. Should a Holder’s status as a Consultant terminate, and if, within ninety days of such termination, such Holder shall become an Employee or a Director, such Holder’s rights with respect to any Award or portion thereof granted thereto prior to the date of such termination may be preserved, if and to the extent determined by the Committee in its sole discretion, as if such Holder had been an Employee or a Director, as applicable, for the entire period during which such Award or portion thereof had been outstanding, and, should the Committee effect such determination with respect to such Holder, for all purposes of the Plan, such Holder shall not be treated as if his or her Consultant status had terminated until such time as his or her employment with the Company or an Affiliate, or his or her Director status, as applicable, shall terminate, in which case his or her Award shall be treated pursuant to the provisions of Section 6.2 of the 2012 Plan.

Notwithstanding anything in Article VI or elsewhere in the 2012 Plan to the contrary, and unless a Holder’s Award Agreement specifically provides otherwise, should a Holder’s employment, Director status or engagement as a Consultant with or for the Company or an Affiliate be terminated by the Company or Affiliate for Cause, all of such Holder’s then outstanding Awards shall expire immediately and be forfeited in their entirety upon such termination.

Terms and Conditions

Options.  The term of each Option shall be as specified in the Option Agreement; provided, however, that except as set forth in Section 7.3 of the 2012 Plan, no Option shall be exercisable after the expiration of ten years from the date of its grant. An Option shall be exercisable in whole or in such installments and at such times as specified in the Option Agreement.  The price at which a share of Common Stock may be purchased upon exercise of an Option shall be determined by the Committee; provided, however, that such Option price (i) shall not be less than the Fair Market Value of a share of Common Stock on the date such Option is granted, and (ii) shall be subject to adjustment as provided in Article XV of the 2012 Plan. The Option or portion thereof may be exercised by delivery of an irrevocable notice of exercise to the Company. The Option price for the Option or portion thereof shall be paid in full in the manner prescribed by the Committee as set forth in the 2012 Plan and the applicable Option Agreement, which manner, with the consent of the Committee, may include the withholding of shares of Common Stock otherwise issuable in connection with the exercise of the Option, for purposes of Section 7.4(b) of the 2012 Plan. Separate stock certificates shall be issued by the Company for those shares of Common Stock acquired pursuant to the exercise of an ISO and for those shares of Common Stock acquired pursuant to the exercise of an NQSO.

Restricted Stock Awards.  At the time a Restricted Stock Award is made, the Committee shall establish the Restriction Period applicable to such Award. Each Restricted Stock Award may have a different Restriction Period, in the discretion of the Committee. The Restriction Period applicable to a particular Restricted Stock Award shall not be changed except as permitted by Section 8.2 of the 2012 Plan.

Common Stock awarded pursuant to a Restricted Stock Award shall be represented by a stock certificate registered in the name of the Holder of such Restricted Stock Award. The Holder shall have the right to receive dividends on the Common Stock during the Restriction Period, except that (i) the Holder shall not be entitled to delivery of the stock certificate until the Restriction Period shall have expired, (ii) the Company shall retain custody of the stock certificate during the Restriction Period (with a stock power endorsed by the Holder in blank), (iii) the Holder may not sell, transfer, pledge, exchange, hypothecate or otherwise dispose of the Common Stock during the Restriction Period and (iv) a breach of the terms and conditions established by the Committee pursuant to the Restricted Stock Award Agreement shall cause a forfeiture of the Restricted Stock Award. At the time of such Award, the Committee may, in its sole discretion, prescribe additional terms and conditions or restrictions relating to Restricted Stock Awards, including, but not limited to, rules pertaining to the effect of termination of employment, Director status or Consultant status prior to expiration of the Restriction Period. Such additional terms, conditions or restrictions shall, to the extent inconsistent with the provisions of Sections 6.2, 6.3 and 6.4 of the 2012 Plan, as applicable, be set forth in a Restricted Stock Award Agreement made in conjunction with the Award. Such Restricted Stock Award Agreement may also include provisions relating to (i) subject to the provisions hereof, accelerated vesting of Awards, including but not limited to accelerated vesting upon the occurrence of a Change of Control, (ii) tax matters (including provisions covering any applicable Employee wage withholding requirements and requiring additional “gross-up” payments to Holders to meet any excise taxes or other additional income tax liability imposed as a result of a payment made in connection with a Change of Control resulting from the operation of the Plan or of such Restricted Stock Award Agreement) and (iii) any other matters not inconsistent with the terms and provisions of the Plan that the Committee shall in its sole discretion determine. The terms and conditions of the respective Restricted Stock Agreements need not be identical. All shares of Common Stock delivered to a Holder as part of a Restricted Stock Award shall be delivered and reported by the Company or the Affiliate, as applicable, to the Holder by no later than by the fifteenth day of the third calendar month next following the end of the Company’s fiscal year in which the Holder’s entitlement to such shares becomes vested.

The Committee shall determine the amount and form of any payment from a Holder for Common Stock received pursuant to a Restricted Stock Award, if any, provided that in the absence of such a determination, a Holder shall not be required to make any payment for Common Stock received pursuant to a Restricted Stock Award, except to the extent otherwise required by law.

Unrestricted Stock Awards.  Pursuant to the terms of the applicable Unrestricted Stock Award Agreement, a Holder may be awarded (or sold) shares of Common Stock which are not subject to Restrictions, in consideration for past services rendered thereby to the Company or an Affiliate or for other valid consideration.

Restricted Stock Unit Awards.  The Committee shall set forth in the applicable Restricted Stock Unit Award Agreement the individual service-based vesting requirement which the Holder would be required to satisfy before the Holder would become entitled to payment pursuant to Section 10.2 of the 2012 Plan and the number of Units awarded to the Holder. Such payment shall be subject to a “substantial risk of forfeiture” under Section 409A of the Code. At the time of such Award, the Committee may, in its sole discretion, prescribe additional terms and conditions or restrictions relating to Restricted Stock Unit Awards, including, but not limited to, rules pertaining to the effect of termination of employment, Director status or Consultant status prior to expiration of the applicable vesting period. The terms and conditions of the respective Restricted Stock Unit Award Agreements need not be identical. The Holder of a Restricted Stock Unit shall be entitled to receive a cash payment equal to the Fair Market Value of a share of Common Stock, or one share of Common Stock, as determined in the sole discretion of the Committee and as set forth in the Restricted Stock Unit Award Agreement, for each Restricted Stock Unit subject to such Restricted Stock Unit Award, if the Holder satisfies the applicable vesting requirement. Such payment shall be made no later than by the fifteenth day of the third calendar month next following the end of the calendar year in which the Restricted Stock Unit first becomes vested.

Performance Unit Awards.  The Committee shall set forth in the applicable Performance Unit Award Agreement the performance goals and objectives (and the period of time to which such goals and objectives shall apply) which the Holder and/or the Company would be required to satisfy before the Holder would become entitled to payment pursuant to Section 11.2 of the 2012 Plan, the number of Units awarded to the Holder and the dollar value assigned to each such Unit. Such payment shall be subject to a “substantial risk of forfeiture” under Section 409A of the Code. At the time of such Award, the Committee may, in its sole discretion, prescribe additional terms and conditions or restrictions relating to Performance Unit Awards, including, but not limited to, rules pertaining to the effect of termination of employment, Director status or Consultant status prior to expiration of the applicable performance period. The terms and conditions of the respective Performance Unit Award Agreements need not be identical. The Holder of a Performance Unit shall be entitled to receive a cash payment equal to the dollar value assigned to such Unit under the applicable Performance Unit Award Agreement if the Holder and/or the Company satisfy (or partially satisfy, if applicable under the applicable Performance Unit Award Agreement) the performance goals and objectives set forth in such Performance Unit Award Agreement. If achieved, such payment shall be made no later than by the fifteenth day of the third calendar month next following the end of the Company’s fiscal year to which such performance goals and objectives relate.

Performance Share Awards.  The Committee shall set forth in the applicable Performance Share Award Agreement the performance goals and objectives (and the period of time to which such goals and objectives shall apply) which the Holder and/or the Company would be required to satisfy before the Holder would become entitled to the receipt of shares of Common Stock pursuant to such Holder’s Performance Share Award and the number of shares of Common Stock subject to such Performance Share Award. Such payment shall be subject to a “substantial risk of forfeiture” under Section 409A of the Code and, if such goals and objectives are achieved, the distribution of such Common Shares shall be made no later than by the fifteenth day of the third calendar month next following the end of the Company’s fiscal year to which such goals and objectives relate. At the time of such Award, the Committee may, in its sole discretion, prescribe additional terms and conditions or restrictions relating to Performance Share Awards, including, but not limited to, rules pertaining to the effect of termination of the Holder’s employment, Director status or Consultant status prior to the expiration of the applicable performance period. The terms and conditions of the respective Performance Share Award Agreements need not be identical.

Distribution Equivalent Rights.  The Committee shall set forth in the applicable Distribution Equivalent Rights Award Agreement the terms and conditions applicable to such Award, including whether the Holder is to receive credits currently in cash, is to have such credits reinvested (at Fair Market Value determined as of the date of reinvestment) in additional shares of Common Stock or is to be entitled to choose among such alternatives. Such receipt shall be subject to a “substantial risk of forfeiture” under Section 409A of the Code and, if such Award becomes vested, the distribution of such cash or shares of Common Stock shall be made no later than by the fifteenth day of the third calendar month next following the end of the Company’s fiscal year in which the Holder’s interest in the Award vests. Distribution Equivalent Rights Awards may be settled in cash or in shares of Common Stock, as set forth in the applicable Distribution Equivalent Rights Award Agreement. A Distribution Equivalent Rights Award may, but need not be, awarded in tandem with another Award (but not an Option), whereby, if so awarded, such Distribution Equivalent Rights Award shall expire, terminate or be forfeited by the Holder, as applicable, under the same conditions as under such other Award. The Distribution Equivalent Rights Award Agreement for a Distribution Equivalent Rights Award may provide for the crediting of interest on a Distribution Rights Award to be settled in cash at a future date (but in no event later than by the fifteenth day of the third calendar month next following the end of the Company’s fiscal year in which such interest was credited), at a rate set forth in the applicable Distribution Equivalent Rights Award Agreement, on the amount of cash payable thereunder.

SARs.  The Committee shall set forth in the applicable SAR Award Agreement the terms and conditions of the SAR, including (i) the base value (“Base Value”) for the SAR, which for purposes of a SAR which is not a Tandem SAR, shall be not less than the Fair Market Value of a share of the Common Stock on the date of grant of the SAR, (ii) the number of shares of Common Stock subject to the SAR, (iii) the period during which the SAR may be exercised; provided, however, that no SAR shall be exercisable after the expiration of ten years from the date of its grant and (iv) any other special rules and/or requirements which the Committee imposes upon the SAR. Upon the exercise of some or all of a SAR, the Holder shall receive a payment from the Company, in cash or in the form of shares of Common Stock having an equivalent Fair Market Value or in a combination of both, as determined in the sole discretion of the Committee, equal to the product of:

•	The excess of (i) the Fair Market Value of a share of the Common Stock on the date of exercise, over (ii) the Base Value, multiplied by
•	The number of shares of Common Stock with respect to which the SAR is exercised.

If the Committee grants a SAR which is intended to be a Tandem SAR, the Tandem SAR shall be granted at the same time as the related Option, and the following special rules shall apply:

•	The Base Value shall be equal to or greater than the per share exercise price under the related Option;
•
The Tandem SAR may be exercised for all or part of the shares of Common Stock which are subject to the related Option, but solely upon the surrender by the Holder of the Holder’s right to exercise the equivalent portion of the related Option (and when a share of Common Stock is purchased under the related Option, an equivalent portion of the related Tandem SAR shall be cancelled);

•	The Tandem SAR shall expire no later than the date of the expiration of the related Option;
•
The value of the payment with respect to the Tandem SAR may be no more than 100% of the difference between the per share exercise price under the related Option and the Fair Market Value of the shares of Common Stock subject to the related Option at the time the Tandem SAR is exercised, multiplied by the number of shares of Common Stock with respect to which the Tandem SAR is exercised; and

•	The Tandem SAR may be exercised solely when the Fair Market Value of a share of Common Stock subject to the related Option exceeds the per share exercise price under the related Option.

IRC Section 162(m).  The Company has attempted to structure the 2012 Plan so that remuneration attributable to Options and other awards may, at the discretion of the Committee, be structured so as to not be subject to the deduction limitation contained in IRC Section 162(m).

Recapitalization or Reorganization.  Subject to certain restrictions, the 2012 Plan provides for the adjustment of shares of Common Stock underlying awards previously granted if, and whenever, prior to the expiration or distribution to the holder of shares of Common Stock underlying an award theretofore granted, the Company shall effect a subdivision or consolidation of the shares of Common Stock or the payment of a dividend on shares of Common Stock without receipt of consideration by the Company. If the Company recapitalizes or otherwise changes its capital structure, thereafter upon any exercise or satisfaction, as applicable, of a previously granted award, the holder shall be entitled to receive (or entitled to purchase, if applicable) under such award, in lieu of the number of shares of Common Stock then covered by such award, the number and class of shares and securities to which the participant would have been entitled pursuant to the terms of the recapitalization if, immediately prior to such recapitalization, the participant had been the holder of record of the number of shares of Common Stock then covered by such award. The 2012 Plan also provides for the adjustment of shares underlying awards previously granted by the Board in the event of changes to the outstanding shares of Common Stock by reason of an extraordinary cash dividend, reorganization, merger, consolidation, combination, split up, spin off, exchange or other relevant change in capitalization occurring after the date of the grant of any award, subject to certain restrictions.

Limitation on Insiders.  Pursuant to Section 613(h)(i) of the TSX Company Manual, in no event will awards issued under the 2012 Plan, alone or when combined with awards made under all other securities-based compensation arrangements of the Company, result in shares of Common Stock being issued during any one-year period or issuable at any time, in either case to Insiders, in excess of 10% of the Company’s issued and outstanding shares of Common Stock (calculated on a non-dilutive basis). Notwithstanding any provision in the 2012 Plan to the contrary, the maximum number of shares of Common Stock that may be subject to Awards of Options under Article VII of the 2012 Plan and/or SARs under Article XIV of the 2012 Plan, in either or both cases granted to any one Insider during any calendar year, shall be 1,000,000 shares (subject to adjustment in the same manner as provided in Article XV of the 2012 Plan with respect to shares of Common Stock subject to Awards then outstanding).

As of April 16, 2018, the maximum number of shares of Common Stock issuable under the 2012 Plan was 50,000,000 (representing 18% of the issued and outstanding Common Stock).  Of that number, 36,515,668 shares of Common Stock (representing 13% of the issued and outstanding shares of Common Stock) have been or may be issued per the terms of the various awards, leaving 13,484,332 shares of Common Stock (representing 5% of the issued and outstanding Common Stock) available for future grants.  Since its inception, 6,542,766 shares of Common Stock have been issued pursuant to the 2012 Plan, which represents 2% of the issued and outstanding shares of Common Stock.

Stock Option Plan

The following is a summary of the material provisions of the Stock Option Plan, and is qualified in its entirety by reference to the complete text of the Stock Option Plan, a copy of which is found at Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on November 12, 2013.  For the purposes of this general description, references to capitalized terms not defined here have the meanings ascribed to them in the Stock Option Plan.

The Stock Option Plan was established to advance the interests of the Company by:

•	providing Eligible Persons (as defined below) with additional incentives;
•	encouraging stock ownership by Eligible Persons;
•	increasing the proprietary interest of Eligible Persons in the success of the Company;
•	encouraging Eligible Persons to remain loyal to the Company or a related entity; and
•	attracting new employees, officers, directors and consultants to the Company or a related entity.

The Stock Option Plan is administered by the Board, or if so authorized by the Board, the Compensation Committee.  Under the Stock Option Plan, options to purchase shares of Common Stock may be granted by the Board to employees, directors, officers and consultants of the Company or any related entity (“Eligible Persons”).

The Board or Compensation Committee, as the case may be, also has the authority, subject to the terms of the Stock Option Plan, among other things, to determine the terms of grants, suspend or terminate the Stock Option Plan or any option agreement thereunder and make determinations under the Stock Option Plan.

The exercise price for any option granted under the Stock Option Plan is determined as follows:

•	If the Common Stock trades on a market,
o
the exercise price is based on the closing market price of the Common Stock on the market with the largest trading volume of the Common Stock on the last trading date preceding the date of the grant; and

o	if there is no trading on that date, the exercise price will be the average of the bid and ask on the date preceding the date of the grant.
•	If there is no trading market for the Common Stock, the Board will in good faith determine the exercise price of an option based on the fair market value of the Common Stock on the date of the grant.
•
If the option is to be granted on a pre-determined date in the future, the exercise price will be the weighted average trading price, rounding up to the nearest cent, of the Common Stock on the stock exchange or quotation system upon which any shares of the Company are then listed and posted or quoted for trading for the five trading dates preceding the date of the grant.

•	In all instances the exercise price shall not be less than the fair market value as determined by IRC Section 409A.

Options are exercisable during a period established at the time of their grant provided that such period will expire no later than five years after the date of grant, subject to early termination.  Until April 29, 2010, options granted under the Stock Option Plan vested over a 48-month period and could be exercised after they vested until the end of the five-year period.  The Board has discretion under the Stock Option Plan to change the vesting schedule, and on April 29, 2010, the Board approved a new vesting schedule which provided that options granted under the Stock Option Plan after May 31, 2010 would vest in equal increments of 25% on each anniversary of the date of grant.  Options not exercised prior to the expiry date will become null and void and the Common Stock reserved for such issuance would then be available for subsequent option grants.

A holder of options (an “Optionholder”) may pay the option price by bank draft or certified check, or elect either of a “cashless” or “net” exercise.

If an Optionholder ceases to be an Eligible Person on a particular date (“Termination Date”) for any reason whatsoever other than death, each option held by such Optionholder, the Optionholder’s permitted assigns or the Optionholder’s Registered Retirement Savings Plan (“RRSP”) or a Registered Retirement Income Fund (“RRIF”) will cease to be exercisable 90 days after the Termination Date. If any portion of an option has not vested by the Termination Date, that portion of the option may not under any circumstances be exercised by the Optionholder, the Optionholder’s RRSP or RRIF or the Optionholder’s permitted assigns. In the event that an Optionholder’s employment, consultancy or directorship, as applicable, is terminated by the Company for cause (as defined in such Optionholder’s employment or consulting agreement, as applicable), such Optionholder’s options, whether vested or otherwise, shall immediately terminate unless the Board determines otherwise within 30 days of such termination. If an Optionholder dies, the legal representatives of the Optionholder may exercise the Optionholder’s options within 120 days after the date of such Optionholder’s death (but only to the extent the options were by their terms exercisable on the date of death).

If there is a “take-over bid” or an “issuer bid” other than a “normal course issuer bid” (within the meaning of each of these terms under applicable securities laws and stock exchange rules) made for all or any of the issued and outstanding Common Stock, then the Board may, in its sole discretion, permit any or all unvested options of any or all Optionholders outstanding under the Stock Option Plan to become immediately exercisable (subject to any limitations that the Board may impose) in order to permit Common Stock issuable upon the exercise of such options to be tendered to such bid. Unvested options do not automatically vest in the event of a Change of Control (as defined in the Stock Option Plan) unless otherwise agreed in an employment or consulting agreement between the Optionholder and the Company or unless an Optionholder’s employment is terminated other than for cause, in connection with a Change of Control. However, the Board may, in its sole discretion, permit any or all unvested options of any or all Optionholders outstanding under the Stock Option Plan to become immediately exercisable (subject to any limitations the Board may impose) in the event of such a Change of Control.

Options are personal to each Eligible Person and his or her permitted assigns. No Eligible Person may deal with any options or any interest in them or transfer any options held by the Eligible Person except in accordance with the Stock Option Plan.

Grants under the Stock Option Plan are restricted to insiders to:

•	10% of the shares of Common Stock outstanding under all share compensation arrangements;
•	10% of the shares of Common Stock outstanding issuable to insiders within a one-year period; and
•	5% of the shares of Common Stock outstanding issuable to any one insider within a one-year period.

Stockholder approval is required for the following amendments:

•	to increase the maximum number of shares of Common Stock that may be issued pursuant to options granted under the Stock Option Plan;
•	to reduce the exercise price of options for the benefit of an insider;
•	to extend the expiry date of options for the benefit of an insider; and
•	to amend the section of the Stock Option Plan that addresses these types of amendments.

The maximum number of shares of Common Stock issuable upon exercise of options granted pursuant to the Stock Option Plan is equal to the greater of (i) 4,000,000 shares of Common Stock; and (ii) 12.5% of the number of issued and outstanding shares of Common Stock from time to time.  As of April 16, 2018, the maximum number of shares of Common Stock issuable upon exercise of options was 35,041,784 (representing 12.5% of the issued and outstanding Common Stock).  Of that number, options to purchase 1,293,750 shares of Common Stock (representing less than 1% (0.5%) of the issued and outstanding Common Stock) have been granted and are currently outstanding, leaving options to purchase 33,748,034 shares of Common Stock (representing 12.0% of the issued and outstanding Common Stock) available for grant.  The expiration date of these options was extended per the terms of the Stock Option Plan due to the occurrence of a blackout period.  The options expire 10 business days after the end of such blackout period.  No new option awards will be made under the Stock Option Plan, however, and all awards of options are currently made under the 2012 Plan.

Directors’ Compensation Plan

The following is a summary of the material provisions of the Directors’ Compensation Plan, and is qualified in its entirety by reference to the complete text of the Directors’ Compensation Plan, a copy of which is found at Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on June 5, 2012.

The purpose of the Directors’ Compensation Plan is to advance the interests of the Company by (i) encouraging its directors to acquire shares of Common Stock, thereby increasing the proprietary interests of such persons in the Company and aligning the interests of such persons with the interests of stockholders generally and (ii) preserving the Company’s cash for other corporate purposes.

The Directors’ Compensation Plan is administered by the Board or the Compensation Committee.  Subject to the limitations of the Directors’ Compensation Plan, the administrator has the authority to:

•	issue shares of Common Stock to non-executive directors under the Directors’ Compensation Plan;

•	determine the terms, including the limitations, restrictions and conditions, if any, upon such grants;
•
interpret the Directors’ Compensation Plan and adopt, amend and rescind such administrative guidelines and other rules and regulations relating to the Directors’ Compensation Plan as it may from time to time deem advisable, subject to required prior approval by any applicable regulatory authority;

•	suspend or terminate the Directors’ Compensation Plan; and
•	make all other determinations and take all other actions in connection with the implementation and administration of the Directors’ Compensation Plan as it may deem necessary or advisable.

Management directors are not eligible to receive shares of Common Stock under the Directors’ Compensation Plan because they do not receive compensation as directors.

Under the Directors’ Compensation Plan, the non-executive directors of the Company receive at least 50% of their annual retainers and Board and committee meeting fees in the form of shares of Common Stock and may elect to receive up to 100% of their retainers and fees in shares of Common Stock in lieu of cash compensation.

Non-executive directors are reimbursed for any out-of-pocket travel expenses incurred in order to attend meetings.  Subject to the overall maximum shares authorized for issuance under the Directors’ Compensation Plan, there is no individual cap on the maximum number of shares of Common Stock available to be issued by NeuLion to any individual non-executive director under the Directors’ Compensation Plan.

Upon ceasing to be a non-executive director, a director will no longer be eligible to receive shares of Common Stock under the Directors’ Compensation Plan and any remaining amounts payable to such director shall be paid in cash.

Common Stock is issued as soon as is administratively practicable following receipt of a notice from the applicable director at the same time cash compensation would otherwise be payable to the director during the months of June and December, as determined in the discretion of the Board.

As of April 16, 2018, the maximum number of shares of Common Stock issuable under the Directors’ Compensation Plan was 5,000,000.  Of that number, 3,858,120 shares of Common Stock (representing 1% of the issued and outstanding shares of Common Stock) have been issued, leaving 1,141,880 shares of Common Stock (representing less than 1% (0.4%) of the issued and outstanding Common Stock) available for issuance.

Employee Share Purchase Plan (“ESPP”)

The following is a summary of the material provisions of the ESPP, and is qualified in its entirety by reference to the complete text of the Directors’ Compensation Plan, a copy of which is found at Exhibit 10.17 to our Registration Statement on Form 10 filed with the SEC on April 9, 2009.

At the annual and special meeting of stockholders of the Company held on June 26, 2008, stockholders approved the Company’s ESPP, pursuant to which certain employees of the Company may elect to purchase Common Stock from the Company. Upon implementation of the ESPP, senior employees of the Company will be eligible to participate in the ESPP following six months of continuous employment with the Company. Participating employees will be able to make contributions, by payroll deduction only, at a rate of not less than 10% of their salary or such other integer percentage rate up to and including 100% of their salary as such participating employee shall elect, which contribution rate may be changed at the election of the employee from time to time in accordance with the terms of the ESPP. Participating employees will be able to choose to suspend participation in the ESPP provided proper notice in writing is filed with the Company at least 15 days prior to the first of the month in which payroll deductions are to be suspended.

The Board has the power and authority, without notice or stockholder approval, at any time and from time to time, to suspend or terminate the ESPP and to establish the rules and regulations relating to the ESPP and to make all determinations necessary or advisable for administration of the ESPP. Without limiting the foregoing, the Board shall have the authority to amend the ESPP as follows without seeking stockholder approval:

•	amendments as may be necessary to comply with applicable law or the requirements of any applicable regulatory authority or stock exchange;
•	an amendment to correct or rectify any ambiguity, defective provision, error or omission in the ESPP;
•	an amendment to change the provisions relating to the administration of the ESPP; and
•	to make any other amendment to the ESPP that does not require stockholder approval by virtue of the provisions of the ESPP, applicable laws or relevant regulatory or stock exchange requirements.

In the event of termination of the ESPP, each participating employee shall receive the number of whole shares of Common Stock in his or her account and a cash payment by check for any fractional shares of Common Stock held in his or her account, as soon as practicable following the effective date of termination of the ESPP.

Any amendment of the ESPP to increase the maximum number of shares of Common Stock issuable under the ESPP shall become effective only upon stockholder approval thereof, such approval to be obtained in accordance with applicable corporate and securities laws and the rules of the stock exchanges on which the Common Stock is listed.

A maximum of 2,000,000 shares of Common Stock have been reserved for issuance under the ESPP from treasury shares of the Company at a 15% discount to the 10 day volume weighted average price of the Common Stock traded on the TSX provided, however, that the aggregate of the Company’s securities (i) issued to insiders of the Company, within any one-year period, and (ii) issuable to insiders of the Company, at any time, under the ESPP, or when combined with all of the Company’s other security based compensation arrangements, could not exceed 10% of the Company’s total issued and outstanding securities.

The administrator of the ESPP will hold the Common Stock credited to a participating employee’s account for the whole period of participation of such participating employee in the ESPP. A participating employee, who terminates employment (with or without cause at law), retires or otherwise elects to withdraw from participation in the ESPP, or, the participating employee’s beneficiary in the event of the participating employee’s death, shall receive, subject to applicable withholding taxes:

•	the number of whole Common Stock credited to his or her account; or
•
the cash equivalent of the value of the whole Common Stock to his or her account, less any brokerage fees, as determined by the administrator, as of the date of termination of employment, retirement, death or withdrawal from the ESPP, whichever the case may be.

Any fractional Common Stock remaining in the participating employee’s account will be paid in cash by check in an amount equal to the value of the fractional Common Stock as determined by the administrator.

A participating employee who terminates employment (with or without cause) may, upon notice to the Company, request that all or a portion of the Common Stock in that participating employee’s account be transferred to his or her name, or an external account in his or her name, or be sold or, where the participating employee holds Common Stock in a registered retirement plan, that all or a portion of the Common Stock in that participating employee’s registered retirement plan be transferred to, be sold and the proceeds transferred to another registered retirement plan in the participating employee’s name, or be sold and the proceeds, net of withholding tax, be remitted to the participating employee. Any fractional Common Stock credited to the participating employee’s account shall be disregarded on any sale or transfer and the participating employee shall be entitled to receive the cash equivalent thereof.

Each participating employee of a subsidiary company shall, upon such company ceasing to be a subsidiary, cease to be a participating employee of the ESPP and will receive the number of whole Common Stock in his or her account and a cash payment by check for any fractional shares held in his or her account as soon as practicable following such participating employee ceasing to be a participant of the ESPP.

The Company is responsible for the administration of the ESPP and the payment of any fees or charges incurred in the operation of the ESPP, including payments to the administrator, counsel and other agents employed by the Company in connection with the operation of the ESPP.

Although the Effective Date of the ESPP was July 1, 2008, the Company has not implemented the ESPP since its approval by stockholders.

Indemnification Obligations

Our Bylaws require us to indemnify our directors to the fullest extent not prohibited by Delaware law.  Subject to certain limitations, our Bylaws also require us to advance expenses incurred by our directors and officers.

Employee Benefit Plans

We do not sponsor any qualified or non-qualified pension benefit plans, nor do we maintain any non-qualified defined contribution or deferred compensation plans.  We sponsor a tax-qualified defined contribution 401(k) plan in which employees are eligible for participation on the next entry date after one year of service and 1,000 hours worked.

Director and Officer Liability Insurance

The Company has purchased directors and officers liability insurance.  This insurance provides financial protection for our directors and officers in the event that they are sued in connection with the performance of their duties as they relate to the Company and also provides employment practices liability coverage, which insures for harassment and discrimination suits.

Changes in Control

The impact of the Merger on changes in control has not been addressed in this Form 10-K/A.  For further information, see the “EXPLANATORY NOTE” as well as our Current Report on Form 8-K filed on March 27, 2018.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

The Company has entered into certain transactions and agreements in the normal course of operations with businesses that are related parties.  Significant related party transactions in which the Company was a participant in 2017 and 2016 are set forth immediately below.

KyLin TV

KyLin TV is an IPTV company that is controlled by Charles B. Wang, a member of the Board of Directors of the Company. On June 1, 2008, the Company entered into an agreement with KyLin TV to build and deliver the setup and back office operations for KyLin TV’s IPTV service. Effective April 1, 2012, the Company amended its agreement with KyLin TV, such that, in addition to the services previously provided, KyLin TV was appointed the exclusive distributor of the Company’s business to consumer (“B2C”) IPTV interests.  As exclusive distributor, KyLin TV obtains, advertises and markets all of the Company’s B2C content, in accordance with the terms of the amendment.  Accordingly, KyLin TV records the gross revenues from the Company’s B2C content as well as the associated license fees, whereas the Company records revenues in accordance with the revised fee schedule in the amendment.  The Company also provides and charges KyLin TV for administrative and general corporate support.  For each of the periods presented, the amounts charged for these services provided by the Company for the years ended December 31, 2017 and 2016 were $86,301 and $97,060 respectively, and were recorded as a recovery in selling, general and administrative expense.

New York Islanders Hockey Club, L.P. (“New York Islanders”)

The Company provides IT-related professional services and administrative services to the New York Islanders, a professional hockey club that is minority-owned by Mr. Wang.

Renaissance Property Associates, LLC (“Renaissance”)

The Company provides IT-related professional services to Renaissance, a real estate management company owned by Mr. Wang. In June 2009, the Company signed a sublease agreement with Renaissance for office space in Plainview, New York. The sublease agreement expires in December 2019.  Rent expense paid by the Company to Renaissance of $674,900 and $565,272, inclusive of taxes and utilities, is included in selling, general and administrative expense for each of the years ended December 31, 2017 and 2016. Additionally, the Company engaged Renaissance to provide real estate consulting services.  The expense related to these services was for the years ended December 31, 2017 and 2016 was $107,688 and $0.

Smile Train, Inc. (“Smile Train”)

The Company provides IT-related professional services to Smile Train, a public charity whose founder and significant benefactor is Mr. Wang.

The amounts due from (to) these related parties are as follows:

	As of December 31,
	2017	2016
New York Islanders	$3,431	$102,477
Renaissance	(5,925)	25,904
KyLin TV	70,185	422,408
Smile Train	24,000	0
	$91,691	$550,789

Stockholders’ Agreement

We are party to a Stockholders’ Agreement, dated January 30, 2015, with PCF, Mr. Wang, Ms. Li, and AvantaLion, an entity controlled by Mr. Wang, entered into in connection with our acquisition of DivX.  The Stockholders’ Agreement, among other things:

•	grants PCF certain registration rights with respect to shares of our Common Stock;
•	grants PCF a preemptive right to participate in sales of our securities by us, subject to specified exceptions, to PCF;
•	obligates us to deliver periodic financial statements to PCF and grants PCF certain inspection rights;

•
entitles PCF to designate two members of the Board, at least one of whom will serve on each of the Audit, Compensation and Nominating Committees, along with an agreement by Mr. Wang, Ms. Li and AvantaLion to vote in favor of such designees; and

•	grants PCF approval rights with respect to certain key stockholder transaction and liquidation events.

The preemptive right, designee, voting and approval provisions will terminate on the date on which PCF and its affiliates cease to collectively beneficially own, in the aggregate, at least fifty percent of the total number of shares it acquired as consideration in the acquisition of DivX.  The preemptive right will also terminate immediately prior to the date on which we complete a public offering resulting in gross proceeds of at least $25,000,000 or the listing of the Common Stock on The Nasdaq Stock Market or the NYSE MKT.  A copy of the Stockholders’ Agreement is included as an exhibit to the Merger Agreement that was filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Company with the SEC on January 5, 2015.

Support Agreements

On March 26, 2018, holders of shares of our Common Stock that in the aggregate represented approximately 70.2% of the voting power of all outstanding shares of our Common Stock (the “Key Stockholders”) entered into support agreements with Endeavor (the “Support Agreements”).  The following terms generally apply to each Key Stockholder who entered into a Support Agreement.

Under the terms of the Support Agreements, the Key Stockholders agreed to affirmatively vote and cause to be voted all shares of our Common Stock beneficially owned by them (together with any other shares of our Common Stock that are directly or indirectly acquired by such Key Stockholders prior to the termination of the Support Agreement), or, if action is to be taken by written consent in lieu of a meeting of the Company’s stockholders, deliver to the Company a duly executed affirmative written consent, among other matters, in favor of the adoption of the Merger Agreement and the approval of all transactions contemplated by the Merger Agreement, including the Merger, and not to provide any written consent with respect to or for, the adoption or approval of (x) any other acquisition proposal, or (y) any action, transaction or agreement that would, or would reasonably be expected to, result in a breach by the Company of any covenants, representations, warranties or other obligations of the Company or that could result in the failure of any of the conditions to the obligations of Endeavor or Merger Sub to consummate the Merger and the other transactions contemplated by the Merger Agreement, or any other action (or failure to act) or agreement that is intended or would reasonably be expected to prevent, interfere with, impair or delay the consummation of the Merger or the transactions contemplated by the Merger Agreement.

The Key Stockholders are restricted during the term of the Support Agreement from, among other things, transferring or otherwise disposing of any of such Key Stockholder’s shares of our Common Stock, depositing any such shares into a voting trust or granting any proxies or entering into a voting agreement, power of attorney or voting trust.  The Key Stockholders are further restricted from making any public announcement with respect to, or submitting a proposal for, or offer for, any extraordinary transaction involving the Company or the Company’s subsidiaries or their respective securities or material assets.

Upon execution of the Support Agreements, until the termination of the Support Agreements in accordance with the terms thereof, the Key Stockholders agreed to immediately cease and not engage in any discussions or negotiations with, or solicit or encourage, any third party with respect to an acquisition proposal and to notify and provide related documents to Endeavor of such Key Stockholder’s receipt of any such acquisition proposal, among other general restrictions on conduct in connection with an acquisition proposal.

The Support Agreements terminate on the earliest of the termination of the Merger Agreement in accordance with its terms, termination by mutual consent of the parties thereto and the consummation of the Merger.

The form of Support Agreement is included as Annex E to the definitive Information Statement filed by the Company with the SEC on April 16, 2018.

Equity Awards

For information regarding equity awards granted to our Named Executive Officers and directors, see “ITEM 11 – Executive Compensation Tables” and “ITEM 10 – Compensation of Directors – 2017 DIRECTOR COMPENSATION.”

Independence of Directors

The Board is currently comprised of 10 members:  Gabriel A. Battista; Robert E. Bostrom; John A. Coelho; Edward G. Goren; James R. Hale; Shirley Strum Kenny; David Kronfeld; Nancy Li; Roy E. Reichbach; and Charles B. Wang.  The Board has determined that seven of the current 10 members, namely, Dr. Kenny and Messrs. Battista, Bostrom, Coelho, Goren, Hale and Kronfeld, are independent directors of the Company, with independence being defined in accordance with the rules of NASDAQ.  Ms. Li, as the Executive Chair of the Company, Mr. Wang, as the spouse of Ms. Li, and Mr. Reichbach, as the President and Chief Executive Officer of the Company, are each deemed to have material relationships with the Company and are therefore not considered to be independent.  In determining whether a director is independent, the Board relied upon the definition as set forth in NASDAQ Listing Rule 5605.

To facilitate the functioning of the Board independently of management, the following structures and processes are in place:

•
A majority of the Board is comprised of non-executive directors.  The only members of management on the Board are the Executive Chair and the President and Chief Executive Officer of the Company.  While Mr. Wang is not “independent” as defined by NASDAQ Listing Rule 5605, he is not a member of management of the Company and is therefore considered to be a non-executive director.

•
A Lead Independent Director, currently Mr. Kronfeld, provides overall leadership to the Board and ensures that the Board’s agenda will enable it to successfully carry out its duties.  Mr. Kronfeld is familiar with the mandate of the Board and the charters of the Board committees and acts as chair of or serves on any ad hoc special committee established by the Board.

•	Independent, non-executive directors meet periodically without management present.
•	Members of management, including the Executive Chair and the President and Chief Executive Officer, are not present for the discussion and determination of certain matters at meetings of the Board.
•
The President and Chief Executive Officer’s compensation is recommended by the Compensation Committee, which is comprised entirely of independent directors.  The President and Chief Executive Officer is not present at these deliberations.

ITEM 14.	Principal Accounting Fees and Services

EisnerAmper LLP was the Company’s independent registered public accountant for the fiscal year ended December 31, 2017.

Pre-Approval of Services

The Audit Committee follows a policy pursuant to which audit and non-audit services proposed to be performed by the independent registered public accountants may be pre-approved. These services may include audit services, audit-related services, tax services, and other services.

The Audit Committee determines from time to time permitted services that have its general pre-approval. Any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget and annual review. The Chief Financial Officer reviews all requests for services to be provided by the independent registered public accountants to determine whether such services are included within the list of services that have received the general pre-approval of, or require specific pre-approval by, the Audit Committee. The Chief Financial Officer shall consult as necessary with the Chairman of the Audit Committee in determining whether any particular service has been pre-approved.

Audit services in the amount of and $490,000 for 2017 and $457,000 for 2016, and tax services in the amount of $94,000 for 2017 and $100,300 for 2016, were provided through the general pre-approval process. The Audit Committee has determined such services are consistent with SEC rules on auditor independence. A service which has not received general pre-approval will require specific pre-approval by the Audit Committee before the service can be provided by the independent registered public accountants. The Audit Committee may delegate pre-approval authority to the Chairman of the Audit Committee, who must report to the Audit Committee at its next scheduled meeting any services so approved by him.  All services performed by the independent registered public accountants in 2017 were pre-approved under the general pre-approval process or under the specific pre-approval process.

The Audit Committee pre-approves all services performed by the independent registered public accountants, in part to assess whether the provision of such services might impair the independent registered public accountants’ independence.  The Audit Committee’s policy and procedures are as follows:

•
The Audit Committee approves the annual audit services engagement and, if necessary, any changes in terms, conditions and fees resulting from changes in audit scope, company structure or other matters. As discussed above, the Audit Committee may also pre-approve other audit services, which are those services that only the independent registered public accountants reasonably can provide.

•
The Audit Committee believes that the provision of audit-related services does not impair the independence of the independent registered public accountants. Audit-related services are assurance and related services that are reasonably related to the performance of the audit, and that are traditionally performed by the independent registered public accountants.

•
The Audit Committee believes that, in appropriate cases, the independent registered public accountants can provide tax compliance services, tax planning and tax advice without impairing the auditors’ independence.

•
The Audit Committee may approve other services to be provided by the independent registered public accountants if (i) the services are permissible under SEC and Public Company Accounting Oversight Board rules, (ii) the Audit Committee believes the provision of the services would not impair the independence of the independent registered public accountants and (iii) management believes that the independent registered public accountants are the best choice to provide the service.

For each engagement, management provides the Audit Committee with information about the services and fees sufficiently detailed to allow the Audit Committee to make an informed judgment about the nature and scope of the services and the potential for the services to impair the independence of the independent registered public accountants.

After the end of the audit year, management provides the Audit Committee with a summary of the actual fees incurred for the completed audit year.

Services and Fees of Independent Registered Public Accountants

The following tables shows the fees incurred for services rendered by EisnerAmper in 2017 and 2016.  All such services were pre-approved by the Audit Committee in accordance with the pre-approval policy.

	2017 $	2016 $
Audit fees(1)	490,000	457,000
Audit-related fees(2)	11,000	-
Tax fees(3)	94,000	100,300
All other fees(4)	130,000	90,000
Total	725,000	647,300
——————————————
(1)
In 2017, audit fees were for audit services.  In 2016, audit fees were comprised of $450,000 for audit services and $7,000 for rendering a consent in connection with the Company’s Registration Statement on Form S-8.

(2)	In 2017, audit-related fees were for transaction-related services.
(3)
In 2017, tax fees were comprised of $90,000 for professional services rendered for the preparation of the Company’s tax returns and $4,000 for miscellaneous tax services.  In 2016, tax fees were comprised of $90,000 for professional services rendered for the preparation of the Company’s tax returns and $10,300 for miscellaneous tax services.

(4)	In each of 2017 and 2016, the fees were for an examination and report regarding the Company’s Service Organization Controls.

In considering the nature of the services provided by the independent registered public accountants, the Audit Committee determined that such services were compatible with the provision of independent audit services.  The Audit Committee discussed these services with EisnerAmper and Company management to determine that they were permitted under the applicable rules and regulations.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules

(a)	(1)	Financial Statements: Included in Part II, Item 8 of the Original Form 10-K
(2)	Financial Statement Schedules: Included in Part IV of the Original Form 10-K

(b)	Exhibits

The following exhibits are filed as part of this report:

Exhibit No.	Description

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

10.1#	Fourth Amended and Restated Stock Option Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 12, 2013)

10.2#	Amended and Restated Directors’ Compensation Plan, as amended (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 5, 2012)

10.3#	Employee Share Purchase Plan (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form 10 filed April 9, 2009)

10.4#	Amended and Restated NeuLion, Inc. 2012 Omnibus Securities and Incentive Plan (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K filed March 1, 2017)

10.5#	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed March 1, 2017)

10.6#	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed March 1, 2017)

21**	Subsidiaries

23.1**	Consent of EisnerAmper LLP

31.1*	Certification of the Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) of the Exchange Act

31.2*	Certification of the Chief Financial Officer (Principal Financial Officer) pursuant to Rule 13a-14(a) of the Exchange Act

32**	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

#	Management contract or compensatory plan or arrangements
*	Filed herewith
**	Previously filed with the Original Form 10-K, which is amended hereby

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEULION, INC.

April ___, 2018	By:	/s/ Roy E. Reichbach
		Name:	Roy E. Reichbach
		Title:	President and Chief Executive Officer
(Principal Executive Officer)