Form 10-K/A
period 2017-12-31
NEULION, INC.
filed 2018-04-26
CIK 1387713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-K/A
(Amendment No. 2)

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

EXPLANATORY NOTE

NeuLion, Inc. (referred to as “NeuLion,” the “Company,” “we,” “our” or “us”) filed Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2017, which was originally filed on March 29, 2018 (the “Original Form 10-K”) to include the information required by Items 10 through 14 of Part III of Form 10-K.  This information was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the above-referenced items to be incorporated by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year ended December 31, 2017.

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

This Amendment No. 2 on Form 10-K/A is being filed solely for the purpose of filling in the date blank to the Signature page and to amend and restate in their entirety Exhibits 31.1 and 31.2 to fill in their date blanks.  The physically signed copies of all of three documents correctly included the dates.  Amendment No. 1 is superseded in its entirety by this Amendment No. 2.

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

NEULION, INC.

April 25, 2018	By:	/s/ Roy E. Reichbach
		Name:	Roy E. Reichbach
		Title:	President and Chief Executive Officer
(Principal Executive Officer)